Form 10-Q
period 1996-03-31
INNKEEPERS USA TRUST/FL
filed 1996-05-14
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                         Commission File Number 0-24568

                              INNKEEPERS USA TRUST
             (Exact name of registrant as specified in its charter)




              Maryland                                                                             65-0503831
(State or other Jurisdiction of                                                                 (I.R.S. employer
Incorporation or Organization)                                                                 identification no.)

        306 Royal Poinciana Way                                                                  (407) 835-1800
         Palm Beach, FL 33480                                                              (Registrant's telephone number
(Address of principal executive offices)                                                       including area code)
                 zip code)


                                      N/A
                                 (former name)


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.


                     X    Yes                        No
                   -----                       -----

The number of shares of Common Stock, $.01 par value, outstanding on May 6, 1996 was 10,821,401.

                              INNKEEPERS USA TRUST

                                     INDEX

                                                                                                      Page Number
                                                                                                      -----------
PART I.  Financial Information

                 INNKEEPERS USA TRUST
                 --------------------

Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets at
                    March 31, 1996 (Unaudited) and December 31, 1995                                      1
                 Condensed Consolidated Statements of Income for the
                    three months ended March 31, 1996 (unaudited)
                    and March 31, 1995 (unaudited)                                                        2
                 Condensed Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1996 (unaudited)
                    and March 31, 1995 (unaudited)                                                        3
                 Notes to Condensed Consolidated Financial Statements                                     4

Item 2.  Management's discussion and analysis of
           financial condition and results of operations                                                  9

                 JF HOTEL, INC. AND JF HOTEL II, INC.
                 ------------------------------------

Item 1.  Financial Statements

                 Condensed Combined Balance Sheets at March 31
                    1996 (Unaudited) and December 31, 1995                                               15
                 Condensed Combined Statements of Income for the
                    three months ended March 31, 1996 (unaudited)
                    and March 31, 1995 (unaudited)                                                       16
                 Condensed Combined Statements of Cash Flows for
                    the three months ended March 31, 1996 (unaudited)
                    and March 31, 1995 (unaudited)                                                       17
                 Notes to Condensed Combined Financial Statements                                        18

Item 2.  Management's discussion and analysis of financial
           condition and results of operations                                                           20

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                23

           Signatures                                                                                    24

                              INNKEEPERS USA TRUST
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                     ASSETS

                                                                        March 31, 1996                 December 31, 1995
                                                                        --------------                 -----------------
                                                                         (Unaudited)
Investment in hotel properties, at cost:
   Land                                                                    $  18,255                      $  17,380
   Buildings and improvements                                                122,540                        112,899
   Furniture and equipment                                                    17,229                         16,245
                                                                           ---------                      ---------
                                                                             158,024                        146,524

   Accumulated depreciation                                                  (11,591)                      (10,137)
                                                                           ---------                     ---------
   Net investment in hotel properties                                        146,433                        136,387

Cash and cash equivalents                                                      6,774                          2,093
Due from Lessee                                                                3,015                          2,048
Deferred expenses, net                                                         2,248                          2,300
Other assets                                                                     275                            511
                                                                           ---------                      ---------

             Total assets                                                  $ 158,745                      $ 143,339
                                                                           =========                      =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                             $  61,834                      $  45,636
Accrued expenses - public offering                                                 0                            415
Accounts payable and other accrued expenses                                      277                            431
Distributions payable                                                          2,603                          2,487
Minority interest in Partnership                                               6,112                          6,124
                                                                           ---------                      ---------

             Total liabilities                                                70,826                         55,093
                                                                           ---------                      ---------

Commitments and contingencies (Note 6)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
     authorized, no shares issued or outstanding                                   0                              0
   Common Shares, $.01 par value, 100,000,000 shares
     authorized, 10,821,168 and 10,817,883 shares
     issued and outstanding at March 31, 1996 and
     December 31, 1995, respectively                                             108                            108
   Additional paid-in capital                                                 90,650                         90,659
   Unearned trustees' compensation                                              (173)                         (185)
   Distributions in excess of net earnings                                    (2,666)                       (2,336)
                                                                           ---------                     ---------

             Total shareholders' equity                                       87,919                         88,246
                                                                           ---------                     ----------

             Total liabilities and shareholders' equity                    $ 158,745                     $  143,339
                                                                           =========                     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)


                                                               Three Months                         Three Months
                                                                  Ended                                 Ended
                                                              March 31, 1996                       March 31, 1995
                                                              --------------                       --------------
                                                               (Unaudited)                           (Unaudited)
Revenue:
   Percentage lease revenue                                      $   5,696                               $2,280
   Other revenue                                                        94                                   32
                                                                 ---------                            ---------
         Total revenue                                               5,790                                2,312
                                                                 ---------                            ---------

Expenses:
   Depreciation and amortization                                     1,469                                  525
   Ground rent                                                          85                                   83
   Interest expense                                                  1,065                                  143
   Amortization of loan origination
     fees                                                              161                                   31
   Real estate and personal
     property taxes and property
     insurance                                                         515                                  162
   General and administrative                                          221                                  199
   Amortization of unearned trustees'
     compensation                                                       12                                   10
                                                                 ---------                            ---------
         Total expenses                                              3,528                                1,153
                                                                 ---------                            ---------

Income before minority interest                                      2,262                                1,159
Minority interest in income                                           (147)                               (143)
                                                                 ---------                            ---------
Net income                                                       $   2,115                            $   1,016
                                                                 =========                            =========

Net income per common share                                      $     .20                            $     .22
                                                                 =========                            =========
Weighted average number of
   common shares and common
   share equivalents outstanding                                11,568,591                            5,376,600
                                                                ==========                            =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (in thousands, except supplemental non-cash financing activities)


                                                                        Three Months Ended           Three Months Ended
                                                                           March 31, 1996               March 31, 1995
                                                                           --------------               --------------
                                                                            (Unaudited)                  (Unaudited)
Cash flows from operating activities:
   Net income                                                                 $  2,115                    $   1,016
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                            1,481                          535
        Amortization of loan origination fees                                      161                           31
        Minority interest in Partnership                                           147                          143
Change in operating assets and liabilities:
   (Increase) decrease in:
     Due from lessee                                                              (967)                        (370)
     Deferred expenses, net                                                         (3)                        (199)
     Other assets                                                                  236                          129
   Increase (decrease) in:
     Accounts payable and other accrued expenses                                  (154)                        (607)
                                                                              --------                    ---------

              Net cash provided by operating activities                          3,016                          678
                                                                              --------                    ---------
Cash flows from investing activities:
   Investment in hotel properties                                               (7,896)                     (12,597)
   Cash paid for franchise fees                                                    (40)                         (83)
   Deposit on Acquisition Hotels                                                (3,604)                           0
                                                                              --------                    ---------

              Net cash used in investing activities                            (11,540)                     (12,680)
                                                                              --------                    ---------
Cash flows from financing activities:
   Proceeds from long-term debt                                                 16,223                       14,899
   Payments on long-term debt                                                      (25)                        (758)
   Payments on dividend reinvestment plan                                          (28)                           0
   Payments on accrued expenses-public offering                                   (397)                          (4)
   Distributions paid                                                           (2,487)                      (1,043)
   Loan origination fees paid                                                      (81)                        (601)
                                                                              --------                    ---------

              Net cash provided by financing activities                         13,205                       12,493
                                                                              --------                    ---------

Net increase (decrease) in cash and cash equivalents                             4,681                          491

Cash and cash equivalents at beginning of period                                 2,093                        1,455
                                                                              --------                    ---------

Cash and cash equivalents at end of period                                    $  6,774                    $   1,946
                                                                              ========                    =========

Supplemental cash flow information:
   Interest paid                                                              $  1,065                    $     112
                                                                              ========                    =========

Supplemental non-cash financing activities:
   The Company declared a quarterly distribution of $.19375 per common share and common share equivalent outstanding for the quarter ending March 31, 1995. The Company declared a quarterly distribution of $.225 per common share and common share equivalent outstanding for the quarter ending March 31, 1996. The aggregate amount of dividends paid for each such quarter was approximately $1,042,000 and $2,603,000, respectively and is to be treated as ordinary income and return on capital for income tax purposes on the part of the recipient.

   The Company reversed $18,000 of accrued expenses-public offering which was recorded in additional paid in capital for the period January 1, 1996 through March 31, 1996.




              The accompany notes are an integral part of these condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         Innkeepers USA Trust (the "Company") commenced operations on September 30, 1994. On September 30, 1994, the Company sold 4,690,000 common shares of beneficial interest ("Common Shares") in a public offering (the "IPO") and used substantially all of the net proceeds of the IPO to acquire an approximate 87.7% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership"). The Partnership used substantially all of such proceeds to purchase seven existing hotels (the "Initial Hotels").
         The Company has acquired twelve hotels subsequent to the IPO (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). On October 6, 1995, the Company sold 6,100,000 common shares of beneficial interest ("Common Shares") in a public offering (the "Offering") and contributed substantially all of the net proceeds to the Partnership and after such contribution owned a 93.5% equity interest in the Partnership. The Partnership used proceeds of the Offering and a $30 million Term Loan ("Term Loan") to purchase eight of the Acquired Hotels.

         The Partnership leases the Hotels to JF Hotel, Inc. or JF Hotel II, Inc. (collectively, the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases").

         In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1995. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       RESTRICTED CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of approximately $4.9 million that is required to be held in an escrow account as specified by the terms of the Company's $70 million line of credit ("Line of Credit") and the Term Loan. The restricted cash and cash equivalents is to be used to pay for insurance, taxes, furniture, fixtures and equipment and capital expenditures pertaining to the ten Hotels that collateralize the Line of Credit and the eight Hotels that collateralize the Term Loan.

                              INNKEEPERS USA TRUST
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS, CONTINUED


3.       LONG-TERM DEBT

         Long-term debt consists of a mortgage note collateralized by one Hotel, outstanding borrowings under the Line of Credit and the Term Loan.

         The mortgage note is payable in monthly installments of $23,526 including interest at 5.0% through January 2002. The outstanding principal balance on the mortgage note was approximately $3.7 million at March 31, 1996.

         Outstanding borrowings under the Line of Credit bear interest at the 30 day LIBOR rate plus 175 basis points. The average interest rate on borrowings under the Line of Credit for the three months ended March 31, 1996 was 7.7% and the Line of Credit expires March 1998. The outstanding principal balance on the Line of Credit was approximately $28.2 million at March 31, 1996.

         The Term Loan matures in twenty years and bears interest at a 8.17% fixed annual rate. The Term Loan has scheduled principal amortization over a twenty-year term commencing in the second year of the Term Loan. Interest on the outstanding principal balance of the Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by the twelfth year of the Term Loan.

         Substantially all of the Company's assets, other than one of the Hotels are pledged as collateral on the Line of Credit and Term Loan.

         The scheduled principal payments to be made in future years are as follows (in thousands):

                          1996                   $    75
                          1997                    28,436
                          1998                       745
                          1999                       805
                          2000                       870
                          Thereafter              30,903
                                                  ------
                                                 $61,834
                                                  ======

                              INNKEEPERS USA TRUST
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS, CONTINUED


4.       SHARE OPTION PLAN

         The Company has adopted a share option plan which covers employees and officers of the Company. The Company has reserved 500,000 Common Shares for issuance upon the exercise of options under the plan. The plan provides for the granting of incentive share options and non-qualified options. The option price of incentive share options may not be less than the fair market value of the Common Shares at the date of grant. The Company has granted 110,000 incentive share options and 140,000 non-qualified options to an officer of the Company, who is also a trustee at an exercise price of $10.00 per share. In February 1996, the Company granted an additional 156,000 non-qualified options to the officer and trustee at an exercise price of $9.75. Additionally, the Company has granted 15,000 non-qualified options to three of its non-employee trustees at an exercise price of $10.00 per share. The incentive share options vest over a ten year period and the non-qualified options vest over a five year period, except for the 156,000 non-qualified options granted in February 1996 of which 32,000 vest in each of 1996, 1997, and 1998, and 60,000 which vest in 1999. The Company has also granted 20,000 incentive share options to an officer at an exercise price of $8.875, which vest over a three year period. No options were exercised as of March 31, 1996.

5.       ACQUISITIONS

         In February 1996, the Partnership acquired an existing hotel from an unaffiliated party for approximately $7,000,000 in cash.

6.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's Partnership Agreement, limited partners who hold units of limited partnership interest in the Partnership ("Units") have redemption rights which enable them to redeem their Units in exchange for Common Shares on a one-for-one basis or, at the Company's option, an equivalent amount of cash at any time after September 30, 1995 or, in the case of 91,991 Units, October 7, 1997. The aggregate number of Common Shares issuable upon exercise of the redemption rights is 747,423 at March 31, 1996. In February 1996, 3,285 Units were redeemed for 3,285 Common Shares.

         The Hotels are operated under franchise agreements and are licensed as Hampton Inn, Residence Inn, Sheraton Inn, Holiday Inn Express or Comfort Inn hotels. The Partnership has paid or will pay the cost of obtaining or transferring franchise license agreements to the Lessee. The franchise agreements require the payment of fees based on a percentage of hotel room revenue. These fees are paid by the Lessee, which holds the franchise licenses.

                              INNKEEPERS USA TRUST
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS, CONTINUED


6.       COMMITMENTS AND RELATED PARTY TRANSACTIONS, CONTINUED

         The Partnership earned Percentage Lease revenue of $5,696,000 and $2,280,000 for the three months ended March 31, 1996 and March 31, 1995, respectively. At March 31, 1996, the Lessee owed the Company approximately $3,197,000 in Percentage Lease revenue under the Percentage Leases. The Company evaluated the credit worthiness of the Lessee and has determined that an allowance for doubtful accounts is not warranted. The Company has not incurred any losses pertaining to Percentage Lease receivables for the three months ended March 31, 1996.

         The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through the year 2004. Minimum future base lease revenue, under the Percentage Lease agreements, are as follows (in thousands):

                             1996                        $10,395
                             1997                         10,437
                             1998                         10,437
                             1999                         10,437
                             2000                         10,437
                             Thereafter                   42,290

         The Lessee's net income and gross room revenue were approximately $420,000 and $12,009,000, respectively, for the three months ended Mach 31, 1996 and $318,000 and $4,675,000, respectively, for the three months ended March 31, 1995 and are derived solely from the operations of the Company's hotels.

         At March 31, 1996, the Company's Declaration of Trust limited the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels at cost, after giving effect to the Company's use of proceeds from any indebtedness.

7.       SUBSEQUENT EVENTS

         Acquisitions


         In March 1996, the Partnership contracted to acquire on or about September 1, 1996 two hotels under development from an unaffiliated party for approximately $27,500,000 in cash.

                              INNKEEPERS USA TRUST
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS, CONTINUED


7.       SUBSEQUENT EVENTS, CONTINUED

         In May 1996, the Partnership acquired two existing hotels from an unaffiliated party for approximately $16,600,000 in cash.

         Share Option Plan

         In May 1996, the Company's shareholders approved increasing the Common Shares reserved for issuance upon the exercise of options under the share option plan from 500,000 to 800,000.

         Dividend Reinvestment and Share Purchase Plan

         In March 1996, the Company established a dividend reinvestment and share purchase plan ("Plan") for its shareholders. In April 1996, 233 common shares were issued under the Plan.

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

Innkeepers USA Trust (the "Company") commenced operations on September 30, 1994. On September 30, 1994, the Company sold 4,690,000 common shares of beneficial interest ("Common Shares") in a public offering (the "IPO") and used substantially all of the net proceeds of the IPO to acquire an approximate 87.7% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership"). The Partnership used substantially all of such proceeds to purchase seven existing hotels (the "Initial Hotels"). The Company has acquired twelve hotels subsequent to the IPO (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). On October 6, 1995, the Company sold 6,100,000 common shares of beneficial interest ("Common Shares") in a public offering (the "Offering") and contributed substantially all of the net proceeds to the Partnership and after such contribution owned a 93.5% equity interest in the Partnership. The Partnership used proceeds of the Offering and a $30 million Term Loan ("Term Loan") to purchase eight of the Acquired Hotels.

The Partnership leases the Hotels to JF Hotel, Inc. or JF Hotel II, Inc. (collectively, the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases").

During the three months ended March 31, 1996, the Partnership acquired a 164-room Holiday Inn Express in Lexington, Massachusetts.

HOTELS

The following chart summarizes information regarding the Hotels at March 31, 1996.

       Franchise Affiliation                 Number of Hotel Properties                   Number of Rooms
       ---------------------                 --------------------------                   ---------------
     Extended stay hotels:
            Residence Inn                                    9                                  896
                                                            --                                -----

     Limited service hotels:
            Hampton Inn                                      7                                  909
            Comfort Inn                                      1                                  127
            Holiday Inn Express                              1                                  164
                                                            --                                -----
                                                             9                                1,200
                                                            --                                -----
     Full service Hotels:
            Sheraton Inn                                     1                                  139
                                                            --                                -----

     Total                                                  19                                2,235
                                                            ==                                =====

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Pro forma Revenue Per Available Room ("REVPAR") for the Hotels, presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented, increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Management believes the growth in REVPAR at the Hotels reflects the implementation of professional management techniques by the Lessee and improving industry conditions. The following table sets forth information with respect to occupancy, Average Daily Rate ("ADR") and REVPAR for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and REVPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                               For the Three Months              For the Three Months              Percentage
Hotels                         Ended March 31, 1996              Ended March 31, 1995                Change
- - ------                         --------------------              --------------------                ------
Occupancy                              77.3%                              73.9%                       4.6%
ADR                                   $77.09                             $74.16                       4.0%
REVPAR                                $59.63                             $54.80                       8.8%

RESULTS OF OPERATIONS

The Company -- Actual

         Three months ended March 31, 1996

The Company had revenues of $5,790,000, consisting of $5,696,000 of Percentage Lease revenue from the Lessee and $94,000 of other revenue. Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' compensation were $1,642,000 in the aggregate. Real estate and personal property taxes and property insurance were $515,000. Interest expense of $1,065,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit and Term Loan. Net income before minority interest was $2,262,000 or $0.20 per share. Funds from Operations (income before minority interest, depreciation and amortization, amortization of loan origination fees and amortization of unearned trustees' compensation) was $3,904,000 or $0.34 per share.

         Three months ended March 31, 1995

The Company had revenues of $2,312,000, consisting of $2,280,000 of Percentage Lease revenue from the Lessee and $32,000 of other revenue. Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' compensation were $566,000 in the aggregate. Real estate and personal property taxes and property insurance were $162,000. Interest expense of $143,000 primarily consisted of interest incurred on borrowings outstanding under a Line of Credit and Mortgage Note. Net income before minority interest was

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


$1,159,000 or $0.22 per share. Funds from Operations (income before minority interest, depreciation and amortization, amortization of loan origination fees and amortization of unearned trustees' compensation) was $1,725,000 or $0.32 per share.

Percentage Lease revenue, depreciation and amortization, interest expense and real estate and personal property taxes and property insurance increased for the three months ended March 31, 1996 over the three months ended March 31, 1995 primarily due to the number of hotels owned increasing from 7 at January 1, 1995 to 18 at January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 1996 were $6,774,000, including approximately $247,000 which the Partnership is required, under the Percentage Leases, to make available to the Lessee for certain hotel renovations. Additionally, cash and cash equivalents includes approximately $4,900,000 that is held in escrow to pay for insurance, taxes, furniture, fixtures and equipment and capital expenditures pertaining to the ten Hotels that collateralize the Line of Credit and the eight Hotels that collateralize the Term Loan. On April 16, 1996, the Company paid $2,603,000 in distributions to holders of Common Shares and units of limited partnership interest in the Partnership ("Units") of record as of March 29, 1996.

Net cash provided by operating activities for the three months ended March 31, 1996 was $3,016,000.

Net cash used in investing activities was $11,540,000 for the three months ended March 31, 1996. This was comprised primarily of the Company acquiring a Holiday Inn Express Hotel in Lexington, Massachusetts for $7,000,000 in cash and deposits of $3,604,000 applied toward the purchase of four additional hotel properties.

Net cash provided by financing activities was $13,205,000 for the three months ended March 31, 1996, reflecting proceeds from long term debt of $16,223,000, including $10,604,000 in borrowings under the Line of Credit to purchase one Acquired Hotel and make deposits toward the purchase of four additional hotel properties. The Company paid an aggregate of $2,487,000 in dividends to holders of Common Shares and Units during the three month period ended March 31, 1996.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness.

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


As of March 31, 1996, the Company had outstanding indebtedness of approximately $61,834,000.

The Company's long-term debt at March 31, 1996 consists of a mortgage note collateralized by one hotel property (the "Mortgage Note"), outstanding borrowings under a $70 million revolving line of credit (the "Line of Credit"), and a $30 million Term Loan ("Term Loan").

The Mortgage Note is payable in monthly installments of $23,526 including interest at 5.0% through January 2002. The outstanding principal balance on the Mortgage Note was approximately $3.7 million at March 31, 1996.

In March 1995, the Company, through the Partnership, obtained the $40 million Line of Credit to fund future hotel acquisitions and provide working capital. The Line of Credit has been increased to $70 million as of March 31, 1996. As of March 31, 1996, approximately $28.2 million in borrowings were outstanding under the Line of Credit. The Line of Credit is collateralized by ten Hotels and will be collateralized by any hotels acquired in the future with proceeds from the Line of Credit. As of March 31, 1996, borrowings under the Line of Credit bore interest at 175 basis points over the 30-day LIBOR rate as published by Telerate. The average interest rate on borrowings under the line of credit for the three month period ended March 31, 1996 was 7.7%.

The Term Loan is collateralized by eight hotel properties. The Term Loan bears interest at a fixed rate equal to 8.17%. The principal amount of the Term Loan will amortize on a 20-year schedule commencing on the second anniversary of the Term Loan. The Term Loan will mature and be payable in full in 20 years, but may be prepaid at any time after 12 years without penalty. If the Term Loan is not prepaid at such time, interest on the then outstanding principal balance will accrue at 13.17%.

The Company in the future may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Debt Limitation. Any debt incurred or issued by the Company may be secured or unsecured, long-term, fixed or variable interest rate and may be subject to such other terms as the Board of Trustees of the Company deems prudent.

Under federal income tax law provisions applicable to a REIT, the Company is required to distribute at least 95% of its taxable income to maintain its status as a REIT. The Company believes that its net cash provided by operations will be adequate to fund both operating requirements and the payment of distributions by the Company in accordance with the requirements to maintain its status as a REIT.

The Percentage Leases require the Partnership to make available to the Lessee an amount equal to 4.0% of room revenues from all of the Hotels, per quarter, on a cumulative basis, for the

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


periodic replacement or refurbishment of furniture, fixtures and equipment at the Hotels. The Partnership has made available to the Lessee approximately $1,632,000 for hotel renovations since September 30, 1994. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. The Company is also obligated to fund the cost of capital improvements to the Hotels.

Management believes that the amounts required to be made available to the Lessee will be sufficient to meet required expenditures for furniture, fixtures and equipment during the terms of the Percentage Leases. The Company currently intends to pay for the cost of capital improvements and any additional furniture, fixture and equipment requirements from undistributed cash or to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit. Provisions comparable to those described above in the Percentage Leases for the Hotels, are expected to be included in the Percentage Lease for any other hotel in which the Company invests.

In January 1996, the Company completed certain renovations to convert its Germantown, Maryland hotel to a Hampton Inn.

SEASONALITY OF HOTEL BUSINESS

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters for the 15 Hotels located outside of Florida and higher occupancy rates and ADR during the first and fourth quarters for three of the four Hotels located in Florida. This tends to diminish the impact on any quarter. The seasonality generally, and the significant impact of the first quarter with respect to the revenues of three of the Hotels located in Florida, makes the annual revenue of those three Hotels located in Florida highly dependent on first quarter room revenue. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate percentage lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowings under the Line of Credit.

INFLATION

Operators of hotels, including the Lessee and any third-party manager retained by the Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party manager retained by the Lessee to raise room rates in response to inflation.

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SUBSEQUENT EVENTS

Acquisitions

In March 1996, the Partnership contracted to acquire on or about September 1, 1996 two hotels under development from an unaffiliated party for approximately $27,500,000 in cash.

In May 1996, the Partnership acquired two existing hotels from an unaffiliated party for approximately $16,600,000 in cash.

Share Option Plan

In May 1996, the Company's shareholders approved increasing the Common Shares reserved for issuance upon the exercise of options under the share option plan from 500,000 to 800,000.

Dividend Reinvestment and Share Purchase Plan

In March 1996, the Company established a dividend reinvestment and share purchase plan ("Plan") for its shareholders. In April 1996, 233 common shares were issued under the Plan.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                       CONDENSED COMBINED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                          ASSETS

                                                                 March 31, 1996             December 31, 1995
                                                                 --------------             -----------------
                                                                   (Unaudited)
Cash and cash equivalents                                           $  3,616                     $  2,894
Marketable securities                                                    517                          260
Accounts receivable                                                    1,387                        1,540
Due from shareholders                                                      0                           41
Inventory                                                                 36                           27
Prepaid expenses                                                         186                          219
Other assets                                                             209                          154
                                                                    --------                     --------

     Total assets                                                   $  5,951                     $  5,135
                                                                    ========                     ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                       1,517                        2,023
Accrued expenses                                                       1,149                        1,062
Due to partnership                                                     3,015                        2,048
                                                                    --------                     --------

     Total liabilities                                                 5,681                        5,133
                                                                    --------                     --------

Commitments and contingencies (Note 3)

Shareholders' equity:
   Common shares, $1 par value, 2,000 shares
     authorized issued and outstanding                                     2                            2
   Retained earnings                                                     268                            0
                                                                    --------                     --------

     Total shareholders' equity                                          270                            2
                                                                    --------                     --------

     Total liabilities and shareholders' equity                     $  5,951                     $  5,135
                                                                    ========                     ========





The accompanying notes are an integral part of these condensed combined financial statements.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (in thousands)

                                                     (JF Hotel, Inc. and
                                                     JF Hotel II, Inc.)                         (JF Hotel, Inc.)
                                                     Three Months Ended                        Three Months Ended
                                                       March 31, 1996                            March 31, 1995
                                                       --------------                            --------------
                                                         (Unaudited)                               (Unaudited)
Gross operating revenue:
   Rooms                                                   $  12,009                                $   4,675
   Food and beverage                                             187                                      130
   Telephone                                                     453                                      122
   Other                                                         269                                      116
                                                           ---------                                ---------
        Gross operating revenue                            $  12,918                                $   5,043
                                                           ---------                                ---------

Departmental Profit:
   Rooms                                                   $   9,615                                $   3,868
   Food and beverage                                              35                                       26
   Telephone                                                     264                                       51
   Other                                                         189                                       83
                                                           ---------                                ---------
        Total departmental profit                          $  10,103                                $   4,028
                                                           ---------                                ---------

Unallocated operating expenses:
   General and administrative                                    712                                      241
   Franchise fees                                                915                                      385
   Advertising and promotions                                    456                                      119
   Utilities                                                     791                                      255
   Repairs and maintenance                                       606                                      179
   Management fees                                                51                                        0
                                                           ---------                                ---------
        Total unallocated operating
           expenses                                            3,531                                    1,179
                                                           ---------                                ---------

        Gross operating profit                             $   6,572                                $   2,849
                                                           ---------                                ---------

   Insurance                                                     (97)                                     (41)
                                                           ---------                                ---------

        Net operating profit                                   6,475                                    2,808
                                                           ---------                                ---------

   Lessee overhead                                              (359)                                    (210)
   Percentage lease payments                                  (5,696)                                  (2,280)
                                                           ---------                                ---------

        Net income                                         $     420                                $     318
                                                           =========                                =========

                  The accompanying notes are an integral part
                of these condensed combined financial statements

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
      (in thousands, except supplemental non-cash financing activities)

                                                                   (JF Hotel, Inc. and             (JF Hotel, Inc.)
                                                                   JF Hotel II, Inc.)                   Three
                                                                   Three Months Ended                Months Ended
                                                                     March 31, 1996                 March 31, 1995
                                                                     --------------                 --------------
                                                                       (Unaudited)                   (Unaudited)
Cash flows from operating activities:
   Net income                                                                  $ 420                          $ 318
   Adjustments to reconcile net income to
     net cash provided by operating activities:
Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                         153                          (152)
     Inventory                                                                    (9)                            11
     Prepaid expenses                                                             33                             30
     Other assets                                                                (55)                          (32)
   Increase (decrease) in:
     Account payable                                                            (506)                          (52)
     Accrued expenses                                                             87                            229
     Due to partnership                                                          967                            370
                                                                            --------                       --------

             Net cash provided by operating activities                         1,090                            722
                                                                            --------                       --------

Cash flows from investing activities:
   Purchase of marketable securities                                            (257)                             0
                                                                            --------                      ---------
             Net cash used in investing activities                              (257)                             0
                                                                            --------                      ---------

Cash flows from financing activities:
   Dividends paid                                                               (111)                         (153)
                                                                            --------                      ---------

             Net cash used in financing activities                              (111)                         (153)
                                                                            --------                      ---------

Net increase in cash and cash equivalents                                        722                            569

Cash and cash equivalents at beginning of period                               2,894                            549
                                                                            --------                      ---------

Cash and cash equivalents at end of period                                  $  3,616                      $   1,118
                                                                            ========                      =========

Supplemental non-cash financing activities:
   The Lessee's shareholders repaid due from shareholders from retained earnings in the amount of $41,000 for the period January 1, 1996 through March 31, 1996.

               The accompanying notes are an integral part of these condensed combined financial statements

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation


         JF Hotel, Inc. was formed primarily to lease and operate hotels owned by Innkeepers USA Trust (the "Company") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership"). As of March 31, 1996, approximately 93.5% of the Partnership was owned by the Company. The principal shareholder of the Lessee is also the President and Chairman of the Company. The Lessee commenced the leasing and operation of seven hotels owned by the Partnership (the "Initial Hotels") on September 30, 1994. The Company has acquired twelve hotels subsequent to September 30, 1994 (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). JF Hotel, Inc. leases and operates four of the Acquired Hotels owned by the Partnership.

         JF Hotel II, Inc., a company under common ownership with JF Hotel, Inc., was formed to lease eight of the Acquired Hotels owned by the Partnership (JF Hotel, Inc. and JF Hotel II, Inc. are referred to collectively herein as the "Lessee"). JF Hotel II, Inc. has contracted with an unaffiliated party to operate five of the Acquired Hotels that it leases.

         Each Hotel is leased by the Partnership to the Lessee under a percentage lease agreement (a "Percentage Lease"). The Percentage Lease for each Hotel provides for the payment to the Partnership of monthly base rent and monthly percentage rent based, in substantial part, on fixed percentages of gross room revenue in excess of certain specified levels of room revenue.

         Each Hotel is operated under a franchise license. The cost of obtaining the franchise licenses is paid by the Partnership and the continuing franchise fees (generally a percentage of room revenue) are paid by the Lessee. The franchise license is held by the Lessee.

2.       ACQUISITIONS

         In February 1996, the Partnership acquired and leased to the Lessee an existing hotel.

                     JF HOTEL, INC. AND JF HOTEL II, INC.
         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS, CONTINUED


3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through the year 2004. Minimum future base lease payments under the Percentage Lease agreements, are as follows (in thousands):

                       YEAR                            AMOUNT
                       ----                            ------
                      1996                             $10,395
                      1997                              10,437
                      1998                              10,437
                      1999                              10,437
                      2000                              10,437
                      Thereafter                        42,290

         The Lessee has purchased 50,000 common shares of the Company which is included in marketable securities.

4.       SUBSEQUENT EVENTS

         In March 1996, the Partnership contracted to acquire on or about September 1, 1996, two hotels under development. It is anticipated that these hotels will be leased to the Lessee.

         In May 1996, the Partnership acquired and leased to the Lessee two existing hotels.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed financial statements and related notes thereto.

GENERAL

JF Hotel, Inc. was formed primarily to lease and operate hotels owned by Innkeepers USA Trust (the "Company") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership"). As of March 31, 1996, approximately 93.5% of the Partnership was owned by the Company. The principal shareholder of the Lessee is also the President and Chairman of the Company. The Lessee commenced the leasing and operation of seven hotels owned by the Partnership (the "Initial Hotels") on September 30, 1994. The Company has acquired twelve hotels subsequent to September 30, 1994 (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). JF Hotel, Inc. leases and operates four of the Acquired Hotels owned by the Partnership.

JF Hotel II, Inc., a company under common ownership with JF Hotel, Inc., was formed to lease eight of the Acquired Hotels owned by the Partnership (JF Hotel, Inc. and JF Hotel II, Inc. are referred to collectively herein as the "Lessee"). JF Hotel II, Inc. has contracted with an unaffiliated party to operate five of the Acquired Hotels that it leases.

Each Hotel is leased by the Partnership to the Lessee under a percentage lease agreement (a "Percentage Lease"). The Percentage Lease for each Hotel provides for the payment to the Partnership of monthly base rent and monthly percentage rent based, in substantial part, on fixed percentages of gross room revenue in excess of certain specified levels of room revenue.

Each Hotel is operated under a franchise license. The cost of obtaining the franchise licenses is paid by the Partnership and the continuing franchise fees (generally a percentage of room revenue) are paid by the Lessee. The franchise license is held by the Lessee.

RESULTS OF OPERATIONS

The Lessee -- Actual

         Three Months Ended March 31, 1996

The Lessee had total revenue of $12,918,000, consisting of $12,009,000 of room revenue and $909,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $5,696,000, $6,443,000 and $359,000, respectively, resulting in net income of $420,000.

                     JF HOTEL, INC. AND JF HOTEL II, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         Three Months Ended March 31, 1995

The Lessee had total revenue of $5,043,000, consisting of $4,675,000 of room revenue and $368,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $2,280,000, $2,235,000 and $210,000, respectively, resulting in net income of $318,000.

Room revenues, Percentage Lease payments, hotel operating expenses and overhead expenses increased for the three months ended March 31, 1996 over the three months ended March 31, 1995 primarily due to the number of hotels leased increasing from 7 at January 1, 1995 to 18 at January 1, 1996.

The Lessee -- Pro Forma

The following pro forma information is presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented.

         Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

Pro forma room revenue increased by $1,104,000 or 10.02% from $11,023,000 for the three months ended March 31, 1995 to $12,127,000 for the three months ended March 31, 1996.

Occupancy, ADR and REVPAR for the hotels on a pro forma basis for the three months ended March 31, 1996 was 77.3%, $77.09 and $59.63, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,090,000 for the three months ended March 31, 1996. The Lessee has met all of its obligations under the Percentage Leases since September 30, 1994 (inception). The Lessee has only nominal assets and relies solely on cash flow from the hotels that it leases to satisfy all of its obligations under the Percentage Leases.

SEASONALITY

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters for the 15 Hotels located outside of Florida and higher occupancy rates and ADR during the first and fourth quarters for three of the four Hotels located in Florida. This tends to diminish the impact on any quarter. The seasonality generally, and the significant impact of the first quarter with respect to the revenues of three of the Hotels located in Florida, makes the annual revenue of those three Hotels located in Florida highly dependent on the first quarter room revenue.

                     JF HOTEL, INC. AND JF HOTEL II, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



INFLATION

Operators of hotels, including the Lessee and any third-party manager retained by the Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party manager retained by the Lessee to raise room rates in response to inflation.

SUBSEQUENT EVENTS

In March 1996, the Partnership contracted to acquire on or about September 1, 1996 two hotels under development. It is anticipated that these hotels will be leased to the Lessee.

In May 1996, the Partnership acquired and leased to the Lessee two existing hotels.

                              INNKEEPERS USA TRUST

                          PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - A Form 8-K dated February 2, 1996 regarding the acquisition of the Holiday Inn Express in Lexington, Massachusetts was filed on February 21, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      INNKEEPERS USA TRUST



May 13, 1996                          /s/ David Bulger
                                      --------------------------------------
                                          David Bulger
                                          Secretary and Treasurer (Principal
                                          Financial Officer)