Form 10-Q
period 1996-06-30
INNKEEPERS USA TRUST/FL
filed 1996-08-14
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

The number of shares of Common Stock, $.01 par value, outstanding on August 9, 1996 was 10,822,257.

                              INNKEEPERS USA TRUST

                                                          INDEX
                                                                                           Page Number
                                                                                           -----------
PART I.  Financial Information

         INNKEEPERS USA TRUST
         --------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
            June 30, 1996 (Unaudited) and December 31, 1995                                       1

         Condensed Consolidated Statements of Income for the
            three and six months ended June 30, 1996 (unaudited)
            and June 30, 1995 (unaudited)                                                         2

         Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1996 (unaudited)
            and June 30, 1995 (unaudited)                                                         3

         Notes to Condensed Consolidated Financial Statements                                     4

Item 2.  Management's discussion and analysis of
            financial condition and results of operations                                        10

         JF HOTEL, INC. AND JF HOTEL II, INC.
         ------------------------------------

Item 1.  Financial Statements

         Condensed Combined Balance Sheets at June 30,
            1996 (Unaudited) and December 31, 1995                                               18

         Condensed Combined Statements of Income for the
            three and six months ended June 30, 1996 (unaudited)
            and June 30, 1995 (unaudited)                                                        19

         Condensed Combined Statements of Cash Flows for
            the six months ended June 30, 1996 (unaudited)
            and June 30, 1995 (unaudited)                                                        20

         Notes to Condensed Combined Financial Statements                                        21

Item 2.  Management's discussion and analysis of financial
            condition and results of operations                                                  23

PART II. Other Information

Item 4.  Submission of matters to a vote of Security Holders                                     27

Item 6.  Exhibits and Reports on Form 8-K                                                        28

         Signatures                                                                              29


                              INNKEEPERS USA TRUST
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)


                                                                        June 30, 1996                 December 31, 1995
                                                                        -------------                 -----------------
                                                                         (Unaudited)


                                                               ASSETS

Investment in hotel properties, at cost:
   Land                                                                     $ 20,025                       $ 17,380
   Buildings and improvements                                                136,413                        112,899
   Furniture and equipment                                                    19,480                         16,245
                                                                            --------                       --------
                                                                             175,918                        146,524

   Accumulated depreciation                                                  (13,151)                       (10,137)
                                                                            --------                       --------
   Net investment in hotel properties                                        162,767                        136,387

Cash and cash equivalents                                                      6,511                          2,093
Due from Lessee                                                                3,264                          2,048
Deferred expenses, net                                                         2,551                          2,300
Other assets                                                                     335                            511
                                                                            --------                       --------

             Total assets                                                   $175,428                       $143,339
                                                                            ========                       ========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                              $ 78,673                       $ 45,636
Accrued expenses - public offering                                                 0                            415
Accounts payable and other accrued expenses                                      518                            431
Distributions payable                                                          2,603                          2,487
Minority interest in Partnership                                               6,084                          6,124
                                                                             -------                        -------

             Total liabilities                                                87,878                         55,093
                                                                             -------                        -------

Commitments and contingencies (Note 6)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
     authorized, no shares issued or outstanding                                   0                              0
   Common Shares, $.01 par value, 100,000,000 shares
     authorized, 10,821,401 and 10,817,883 shares
     issued and outstanding at June 30, 1996 and
     December 31, 1995, respectively                                             108                            108
   Additional paid-in capital                                                 90,630                         90,659
   Unearned trustees' compensation                                              (161)                          (185)
   Distributions in excess of net earnings                                    (3,027)                        (2,336)
                                                                            --------                       --------

             Total shareholders' equity                                       87,550                         88,246
                                                                            --------                       --------

             Total liabilities and shareholders' equity                     $175,428                       $143,339
                                                                            ========                       ========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)


                                                 Three Months          Six Months        Three Months         Six Months
                                                     Ended               Ended               Ended              Ended
                                                 June 30, 1996       June 30, 1996       June 30, 1995      June 30, 1995
                                                 -------------       -------------       -------------      -------------
                                                  (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)

Revenue:
   Percentage lease revenue                            $6,354              $12,050             $2,238          $   4,518
   Other revenue                                          153                  247                 51                 83
                                                       ------              -------             ------             ------
         Total revenue                                  6,507               12,297              2,289              4,601
                                                       ------              -------             ------             ------

Expenses:
   Depreciation and amortization                        1,575                3,044                615              1,140
   Ground rent                                             86                  171                 83                166
   Interest expense                                     1,377                2,442                433                576
   Amortization of loan origination
     fees                                                 215                  376                124                155
   Real estate and personal
     property taxes and property
     insurance                                            638                1,153                212                390
   General and administrative                             390                  611                112                295
   Amortization of unearned trustees'
     compensation                                          12                   24                 10                 20
                                                       ------               ------             ------             ------
         Total expenses                                 4,293                7,821              1,589              2,742
                                                        -----                -----              -----              -----


Income before minority interest                         2,214                4,476                700              1,859
Minority interest in income                              (144)                (291)               (86)              (229)
                                                       ------               ------               ----            ------
Net income                                             $2,070               $4,185             $  614             $1,630
                                                       ======               ======             ======             ======

Net income per common share                            $  .19               $  .39             $  .13             $  .35
                                                       ======               ======             ======             ======
Weighted average number of
   common shares and common
   share equivalents (units) outstanding           11,568,783           11,568,687          5,376,600          5,376,600
                                                   ==========           ==========          =========          =========





                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (in thousands, except supplemental non-cash financing activities)


                                                                         Six Months Ended             Six Months Ended
                                                                          June 30, 1996                June 30, 1995
                                                                          -------------                -------------
                                                                           (Unaudited)                  (Unaudited)
Cash flows from operating activities:
   Net income                                                                 $  4,185                    $   1,630
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                            3,068                        1,160
        Amortization of loan origination fees                                      376                          155
        Minority interest in Partnership                                           291                          229
Change in operating assets and liabilities:
   (Increase) decrease in:
     Due from lessee                                                            (1,216)                          42
     Deferred expenses, net                                                        (10)                        (851)
     Other assets                                                                  176                          156
   Increase (decrease) in:
     Accounts payable and other accrued expenses                                    87                         (830)
                                                                              --------                    ---------

              Net cash provided by operating activities                          6,957                        1,691
                                                                              --------                    ---------

Cash flows from investing activities:
   Investment in hotel properties                                              (26,544)                     (19,032)
   Cash paid for franchise fees                                                   (122)                        (154)
   Deposit on Acquisition Hotels                                                (2,850)                           0
                                                                              --------                    ---------

              Net cash used in investing activities                            (29,516)                     (19,186)
                                                                              --------                    ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                                 35,086                       21,867
   Payments on long-term debt                                                   (2,049)                        (782)
   Payments on dividend reinvestment plan                                          (49)                           0
   Proceeds from issuance of common shares                                           2                            0
   Payments on accrued expenses-public offering                                   (397)                          (4)
   Distributions paid                                                           (5,091)                      (2,085)
   Loan origination fees paid                                                     (525)                        (700)
                                                                              --------                    ---------

              Net cash provided by financing activities                         26,977                       18,296
                                                                              --------                    ---------

Net increase in cash and cash equivalents                                        4,418                          801

Cash and cash equivalents at beginning of period                                 2,093                        1,455
                                                                              --------                    ---------

Cash and cash equivalents at end of period                                    $  6,511                     $  2,256
                                                                              ========                     ========

Supplemental cash flow information:
   Interest paid                                                              $  2,442                     $    547
                                                                              ========                     ========

Supplemental non-cash financing activities:
   The Company (and the Partnership) declared a quarterly distribution of $.19375 and $.215 per common share and common share equivalent (units) outstanding for the quarters ending March 31 and June 30, 1995, respectively. The Company declared a quarterly distribution of $.225 per common share and common share equivalent (units) outstanding for the quarters ending March 31 and June 30, 1996, respectively. The aggregate amount of distributions paid for each such quarter was approximately $1,042,000, $1,156,000, $2,603,000 and $2,603,000, respectively, and is to be treated as ordinary income and return on capital for income tax purposes on the part of the recipient.

   The Company reversed $18,000 of accrued expenses-public offering which was recorded in additional paid in capital for the period January 1, 1996 through June 30, 1996.



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         Innkeepers USA Trust (including its wholly owned subsidiaries, the "Company") commenced operations on September 30, 1994 and owns 21 hotels in eleven states at June 30, 1996. On September 30, 1994, the Company sold 4,690,000 common shares of beneficial interest ("Common Shares") in a public offering (the "IPO") and used substantially all of the net proceeds of the IPO to acquire an approximate 87.7% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership"). The Partnership used substantially all of such proceeds to purchase seven existing hotels (the "Initial Hotels"). The Partnership has acquired fourteen hotels subsequent to the IPO (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). On October 6, 1995, the Company sold 6,100,000 common shares of beneficial interest ("Common Shares") in a public offering (the "Offering"), contributed substantially all of the net proceeds to the Partnership and after such contribution owned a 93.5% equity interest in the Partnership. The Partnership used proceeds of the Offering and a $30 million Term Loan ("Term Loan") to purchase eight of the Acquired Hotels.

         The Partnership leases the Hotels to JF Hotel, Inc. or JF Hotel II, Inc. (collectively, the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases").

         In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1995. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       RESTRICTED CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of approximately $5.5 million that is required to be held in escrow accounts as specified by the terms of the Company's $70 million line of

                              INNKEEPERS USA TRUST
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS, CONTINUED


2.       RESTRICTED CASH AND CASH EQUIVALENTS, CONTINUED

         credit ("Line of Credit") and the $30 million term loan (the "Term Loan"). The restricted cash and cash equivalents is to be used to pay for insurance, taxes, furniture, fixtures and equipment and capital expenditures pertaining to the twelve Hotels that collateralize the Line of Credit and the eight Hotels that collateralize the Term Loan.

3.       LONG-TERM DEBT

         Long-term debt consists of a mortgage note collateralized by one Hotel, outstanding borrowings under the Line of Credit and the Term Loan.

         The mortgage note is payable in monthly installments of $23,526 including interest at 5.0% through January 2002. The outstanding principal balance on the mortgage note was approximately $3.6 million at June 30, 1996.

         Outstanding borrowings under the Line of Credit bear interest at the 30 day LIBOR rate plus 175 basis points. The average interest rate on borrowings under the Line of Credit for the six months ended June 30, 1996 was 7.45% and the Line of Credit expires March 1998. The outstanding principal balance on the Line of Credit was approximately $45.0 million at June 30, 1996.

         The Term Loan matures in twenty years and bears interest at a 8.17% fixed annual rate. The Term Loan has scheduled principal amortization based on a twenty-year term commencing on the second year anniversary of the Term Loan. Interest on the outstanding principal balance of the Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by the twelfth year of the Term Loan. The outstanding principal balance on the Term Loan was $30.0 million at June 30, 1996.

         Substantially all of the Company's assets, other than one of the Hotels, are pledged as collateral on the Line of Credit and Term Loan.

         The scheduled principal payments to be made in future years are as follows (in thousands):

                                  1996                               $    51
                                  1997                                45,295
                                  1998                                   745
                                  1999                                   805
                                  2000                                   870
                                  Thereafter                          30,907
                                                                      ------
                                                                     $78,673
                                                                      ======

                              INNKEEPERS USA TRUST
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS, CONTINUED



4.       SHARE OPTION PLAN

         The Company has adopted a share option plan which covers employees and officers of the Company. The Company has reserved 800,000 Common Shares for issuance upon the exercise of options under the plan. The plan provides for the granting of incentive share options and non-qualified options. The option price of incentive share options may not be less than the fair market value of the Common Shares at the date of grant. The Company has granted 110,000 incentive share options and 140,000 non-qualified options to an officer of the Company, who is also a trustee, at an exercise price of $10.00 per share. In February 1996, the Company granted an additional 156,000 non-qualified options to the officer at an exercise price of $9.75. Additionally, the Company has granted 15,000 non-qualified options to three of its non-employee trustees at an exercise price of $10.00 per share. The incentive share options vest over a ten year period and the non-qualified options vest over a five year period, except for the 156,000 non-qualified options granted in February 1996, of which 32,000 vest in each of 1996, 1997, and 1998, and 60,000 vest in 1999.
         The Company has also granted 20,000 incentive share options to an officer of the Company at an exercise price of $8.875, which vest over a three year period. No options were exercised as of June 30, 1996.

5.       ACQUISITIONS

         In February 1996, the Partnership acquired an existing hotel from an unaffiliated party for approximately $7,000,000 in cash.

         In May 1996, the Partnership acquired two existing hotels from an unaffiliated party for approximately $16,800,000 in cash.

6.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's Partnership Agreement, limited partners who hold units of limited partnership interest in the Partnership ("Units") have redemption rights which enable them to redeem their Units in exchange for Common Shares on a one-for-one basis or, at the Company's option, an equivalent amount of cash at any time after September 30, 1995 or, in the case of 91,991 Units, October 7, 1997. The aggregate number of Common Shares issuable upon exercise of the redemption rights is 747,423 at June 30, 1996. In February 1996, 3,285 Units were redeemed for 3,285 Common Shares.

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

         The Partnership earned Percentage Lease revenue of $12,050,000 and $4,518,000 for the six months ended June 30, 1996 and June 30, 1995, respectively. At June 30, 1996, the Lessee owed the Company approximately $3,491,000 in Percentage Lease revenue under the Percentage Leases. The Company evaluated the creditworthiness of the Lessee and has determined that an allowance for doubtful accounts is not warranted. The Company has not incurred any losses pertaining to Percentage Lease receivables for the six months ended June 30, 1996.

         The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through the year 2006. Minimum future base lease revenue, under the Percentage Lease agreements, are as follows (in thousands):

                  1996                                               $ 5,942
                  1997                                                11,885
                  1998                                                11,885
                  1999                                                11,885
                  2000                                                11,885
                  Thereafter                                          53,949

         The Lessee's net income and gross room revenue were approximately $826,000 and $25,333,000, respectively, for the six months ended June 30, 1996 and $410,000 and $9,514,000, respectively, for the six months ended June 30, 1995 and are derived solely from the operations of the Company's hotels.

         At June 30, 1996, the Company's Declaration of Trust limited the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness is 45% of its investment in hotels, at cost, at June 30, 1996.

                              INNKEEPERS USA TRUST
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS, CONTINUED


7.       SUBSEQUENT EVENTS

         Acquisitions

         In March 1996, the Partnership contracted to acquire on or about September 1, 1996 two hotels under development from an unaffiliated party for approximately $27,500,000 in cash.

         In August 1996, the Partnership acquired an existing hotel from an unaffiliated party for approximately $3,000,000 in cash.

         Dividend Reinvestment and Share Purchase Plan

         In March 1996, the Company established a dividend reinvestment and share purchase plan ("Plan") for its shareholders. In April and July 1996, 233 and 330 common shares were issued under the Plan, respectively.

         Redemption of Units

         In July 1996, 526 units were redeemed for 526 common shares.

8.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma consolidated statements of income of the Company is presented as if the acquisition of the Hotels has occurred at the beginning of the periods presented and all of the Hotels had been leased to the Lessee pursuant to the percentage leases throughout the periods presented.

         The unaudited pro forma consolidated statements of income for the periods presented are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

                              INNKEEPERS USA TRUST
                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS, CONTINUED


8.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED



                                                         For the Six              For the Six
                                                         Months Ended             Months Ended
                                                        June 30, 1996            June 30, 1995
                                                        -------------            -------------

Operating Data:
    Percentage Lease Revenue                               $   12,781              $    11,233
    Other revenue                                                 456                      456
                                                               ------                   ------
        Total Revenue                                          13,237                   11,689
                                                               ------                   ------
    Depreciation and amortization                               3,449                    3,449
    Ground rent                                                   168                      168
    Interest expense                                            3,004                    3,004
    Amortization of origination fees                              480                      480
    Real estate and personal property taxes
        and property insurance                                  1,164                    1,164
    General and administrative                                    500                      500
    Amortization of unearned Trustees'
        compensation                                               24                       24
                                                                -----                    -----
        Total expenses                                          8,789                    8,789
    Income before minority interest                             4,448                    2,900
    Minority interest in income                                  (289)                    (189)
                                                                -----                    -----
        Net income                                         $    4,159               $    2,711
                                                           ==========               ==========
    Net income per common share                            $     0.38               $     0.25
                                                           ==========               ==========
    Weighted average number of common
        shares and common share equivalents
        outstanding                                        11,568,591               11,568,591
                                                           ==========               ==========


                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

Innkeepers USA Trust (including its wholly owned subsidiaries, the "Company") commenced operations on September 30, 1994 and owns 21 hotels in eleven states at June 30, 1996. On September 30, 1994, the Company sold 4,690,000 common shares of beneficial interest ("Common Shares") in a public offering (the "IPO") and used substantially all of the net proceeds of the IPO to acquire an approximate 87.7% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership"). The Partnership used substantially all of such proceeds to purchase seven existing hotels (the "Initial Hotels"). The Partnership has acquired fourteen hotels subsequent to the IPO (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). On October 6, 1995, the Company sold 6,100,000 common shares of beneficial interest ("Common Shares") in a public offering (the "Offering"), contributed substantially all of the net proceeds to the Partnership and after such contribution owned a 93.5% equity interest in the Partnership. The Partnership used proceeds of the Offering and a $30 million Term Loan ("Term Loan") to purchase eight of the Acquired Hotels.

The Partnership leases the Hotels to JF Hotel, Inc. or JF Hotel II, Inc. (collectively, the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases").

During the six months ended June 30, 1996, the Partnership acquired a 164-room Holiday Inn Express in Lexington, Massachusetts, a 96-suite Residence Inn in Cherry Hill, New Jersey and an 80-suite Residence Inn in Harrisburg, Pennsylvania.

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


HOTELS

The following chart summarizes information regarding the Hotels at June 30, 1996.

     Franchise Affiliation        Number of Hotel Properties              Number of Rooms
     ---------------------        --------------------------              ---------------

     Extended stay hotels:
            Residence Inn                   11                                1,072
                                            --                                -----

     Limited service hotels:
            Hampton Inn                      7                                  909
            Comfort Inn                      1                                  127
            Holiday Inn Express              1                                  164
                                            --                                -----
                                             9                                1,200
                                            --                                -----
     Full service Hotels:
            Sheraton Inn                     1                                  139
                                            --                                -----

     Total                                  21                                2,411
                                            ==                                =====

Pro forma Revenue Per Available Room ("REVPAR") for the Hotels, presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented, increased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995. Management believes the growth in REVPAR at the Hotels reflects the continued implementation of professional management techniques by the Lessee and improving industry conditions. The following table sets forth information with respect to occupancy, Average Daily Rate ("ADR") and REVPAR for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and REVPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


                    For the Three Months                   For the Three Months               Percentage
Hotels               Ended June 30, 1996                    Ended June 30, 1995                 Change
- ------               -------------------                    -------------------                 ------

Occupancy                      82.9%                                 78.6%                        5.5%
ADR                          $76.10                                $72.57                         4.9%
REVPAR                       $63.10                                $57.05                        10.6%

                     For the Six Months                     For the Six Months                Percentage
Hotels               Ended June 30, 1996                    Ended June 30, 1995                 Change
- ------               -------------------                    -------------------                 ------

Occupancy                      80.4%                                 76.3%                        5.4%
ADR                          $76.91                                $74.29                         3.5%
REVPAR                       $61.85                                $56.68                         9.1%

RESULTS OF OPERATIONS

The Company -- Actual

         Three months ended June 30, 1996

The Company had revenues of $6,507,000, consisting of $6,354,000 of Percentage Lease revenue from the Lessee and $153,000 of other revenue. Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' compensation were $1,802,000 in the aggregate. Real estate and personal property taxes and property insurance were $638,000. Interest expense of $1,377,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit and Term Loan. Net income before minority interest was $2,214,000 or $0.19 per share. Funds from Operations (income before minority interest and depreciation and amortization) was $3,789,000 or $0.33 per share.

         Three months ended June 30, 1995

The Company had revenues of $2,289,000, consisting of $2,238,000 of Percentage Lease revenue from the Lessee and $51,000 of other revenue. Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' compensation were $749,000 in the aggregate. Real estate and personal property taxes and property insurance were $212,000. Interest expense of $433,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit and Mortgage Note. Net income before minority interest was $700,000 or $0.13 per share. Funds from Operations (income before minority interest and depreciation and amortization) was $1,315,000 or $0.24 per share.

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Percentage Lease revenue, depreciation and amortization, interest expense and real estate and personal property taxes and property insurance increased for the three months ended June 30, 1996 over the three months ended June 30, 1995 primarily due to the number of hotels owned increasing from 7 at January 1, 1995 to 18 at January 1, 1996 and to 21 at June 30, 1996.

         Six months ended June 30, 1996

The Company had revenues of $12,297,000, consisting of $12,050,000 of Percentage Lease revenue from the Lessee and $247,000 of other revenue. Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' compensation were $3,444,000 in the aggregate. Real estate and personal property taxes and property insurance were $1,153,000. Interest expense of $2,442,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit and Term Loan. Net income before minority interest was $4,476,000 or $0.39 per share. Funds from Operations (income before minority interest and depreciation and amortization) was $7,520,000 or $0.65 per share.

         Six months ended June 30, 1995

The Company had revenues of $4,601,000, consisting of $4,518,000 of Percentage Lease revenue from the Lessee and $83,000 of other revenue. Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' compensation were $1,315,000 in the aggregate. Real estate and personal property taxes and property insurance were $390,000. Interest expense of $576,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit and Mortgage Note. Net income before minority interest was $1,859,000 or $0.35 per share. Funds from Operations (income before minority interest and depreciation and amortization) was $2,999,000 or $0.56 per share.

Percentage Lease revenue, depreciation and amortization, interest expense and real estate and personal property taxes and property insurance increased for the six months ended June 30, 1996 over the six months ended June 30, 1995 primarily due to the number of hotels owned increasing from 7 at January 1, 1995 to 18 at January 1, 1996 and to 21 at June 30, 1996.

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The Company - Pro Forma

The following pro forma information is presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented.

         Six months ended June 30, 1996 compared to the six months ended June 30, 1995

Pro forma Percentage Lease revenue increased by $1,548,000, or 14%, from $11,233,000 for the six months ended June 30, 1995 to $12,781,000 for the six months ended June 30, 1996. The increase was primarily due to a 3.5% increase in ADR and a 5.4% increase in occupancy at the Hotels, which resulted in increased Percentage Lease revenue. As a percentage of total revenue, total pro forma expenses decreased from 75% for the six months ended June 30, 1995 to 66% for the six months ended June 30, 1996 as a result of expenses remaining relatively constant while pro forma total revenue increased.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 1996 were $6,511,000, including approximately $806,000 which the Partnership is required, under the Percentage Leases, to make available to the Lessee for the replacement and refurbishment of furniture, fixtures and equipment. Additionally, cash and cash equivalents includes approximately $4,667,000 that is held in escrow to pay for insurance, taxes, and capital expenditures pertaining to the twelve Hotels that collateralize the Line of Credit and the eight Hotels that collateralize the Term Loan.

Net cash provided by operating activities for the six months ended June 30, 1996 was $6,957,000.

Net cash used in investing activities was $29,516,000 for the six months ended June 30, 1996. This was comprised primarily of the Company acquiring a Holiday Inn Express Hotel in Lexington, Massachusetts for $7,000,000 and Residence Inn Hotels in Cherry Hill, New Jersey and Harrisburg, Pennsylvania for an aggregate of $16,800,000 in cash and deposits of $2,850,000 applied toward the purchase of three additional hotel properties. The Company's purchase price for the three additional hotel properties is approximately $30.5 million. The Company's consolidated indebtedness is 45% of its investment in hotels, at cost, at June 30, 1996 representing further borrowing capacity of approximately $19 million at June 30, 1996 (the Declaration of Trust consolidated indebtedness limitation is 50% of its investment in hotels, at cost). The Company is exploring various alternatives to finance the remaining $11.5 million purchase price of the three additional hotel properties. Additionally, the deposits of $2,850,000

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


are potentially subject to forfeiture if the purchase of the three additional hotel properties is not consummated.

Net cash provided by financing activities was $26,977,000 for the six months ended June 30, 1996, reflecting proceeds from long term debt of $35,086,000, including $26,650,000 in borrowings under the Line of Credit to purchase three Acquired Hotels and make deposits toward the purchase of three additional hotel properties. The Company (and the Partnership) paid an aggregate of $5,091,000 in distributions to holders of Common Shares and Units during the six-month period ended June 30, 1996.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness is 45% of its investment in hotels, at cost, at June 30, 1996. At June 30, 1996, the Company had outstanding indebtedness of approximately $78,673,000.

The Company's long-term debt at June 30, 1996 consists of a mortgage note collateralized by one hotel property (the "Mortgage Note"), outstanding borrowings under a $70 million revolving line of credit (the "Line of Credit"), and a $30 million Term Loan ("Term Loan").

The Mortgage Note is payable in monthly installments of $23,526 including interest at 5.0% through January 2002. The outstanding principal balance on the Mortgage Note was approximately $3.6 million at June 30, 1996.

In March 1995, the Company, through the Partnership, obtained a $40 million Line of Credit to fund future hotel acquisitions and provide working capital. In October 1995, the Line of Credit was increased to $50 million and in March 1996, the Line of Credit was increased to $70 million. As of June 30, 1996, approximately $45.0 million in borrowings were outstanding under the Line of Credit. The Line of Credit is collateralized by twelve Hotels and will be further collateralized by any hotels acquired in the future with proceeds from the Line of Credit. As of June 30, 1996, borrowings under the Line of Credit bore interest at 175 basis points over the 30-day LIBOR rate as published by Telerate. The average interest rate on borrowings under the Line of Credit for the six-month period ended June 30, 1996 was 7.45%.

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The Term Loan is collateralized by eight Hotels. The Term Loan bears interest at a fixed rate equal to 8.17%. The principal amount of the Term Loan will amortize based on a twenty-year term commencing on the second year anniversary of the Term Loan. The Term Loan will mature and be payable in full in 20 years, but may be prepaid at any time after 12 years without penalty. If the Term Loan is not prepaid after the twelfth year, interest on the then outstanding principal balance will accrue at 13.17%. The outstanding principal balance on the Term Loan was $30.0 million at June 30, 1996.

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

The Percentage Leases require the Partnership to make available to the Lessee an amount equal to 4.0% of room revenues from all of the Hotels, per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Hotels. The Partnership has made available to the Lessee approximately $2,814,000 for hotel renovations since September 30, 1994. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

Management believes that the amounts required to be made available to the Lessee will be sufficient to meet required expenditures for furniture, fixtures and equipment during the terms of the Percentage Leases. The Company currently intends to pay for the cost of capital improvements and any additional furniture, fixture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit. Provisions comparable to those described above in the Percentage Leases for the Hotels, are expected to be included in the Percentage Lease for any other hotel in which the Company invests.

In January 1996, the Company completed certain renovations to convert its Germantown, Maryland hotel to a Hampton Inn.

                              INNKEEPERS USA TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SEASONALITY OF HOTEL BUSINESS

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters for the 17 Hotels located outside of Florida and higher occupancy rates and ADR during the first and fourth quarters for three of the four Hotels located in Florida. This tends to diminish the impact on any quarter. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate percentage lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowings under the Line of Credit.

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

In August 1996, the Partnership acquired an existing hotel from an unaffiliated party for approximately $3,000,000 in cash.

Dividend Reinvestment and Share Purchase Plan

In March 1996, the Company established a dividend reinvestment and share purchase plan ("Plan") for its shareholders. In April and July 1996, 233 and 330 common shares were issued under the Plan, respectively.

Redemption of Units

In July 1996, 526 units were redeemed for 526 common shares.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                       CONDENSED COMBINED BALANCE SHEETS
                (in thousands, except share and per share data)

                                     ASSETS

                                               June 30, 1996              December 31, 1995
                                               ------------               -----------------
                                               (Unaudited)
Cash and cash equivalents                         $  3,151                     $  2,894
Marketable securities                                  763                          260
Accounts receivable                                  1,914                        1,540
Due from shareholders                                    0                           41
Inventory                                               25                           27
Prepaid expenses                                        56                          219
Other assets                                           214                          154
                                                  --------                     --------

     Total assets                                 $  6,123                     $  5,135
                                                  ========                     ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                   $ 1,220                      $ 2,023
Accrued expenses                                     1,103                        1,062
Due to partnership                                   3,264                        2,048
                                                  --------                     --------

     Total liabilities                               5,587                        5,133
                                                  --------                     --------

Commitments and contingencies (Note 3)

Shareholders' equity:
   Common shares, $1 par value, 2,000 shares
     authorized issued and outstanding                   2                            2
   Retained earnings                                   534                            0
                                                  --------                     --------

     Total shareholders' equity                        536                            2
                                                  --------                     --------

     Total liabilities and shareholders' equity   $  6,123                     $  5,135
                                                  ========                     ========





             The accompanying notes are an integral part of these
                   condensed combined financial statements.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                    CONDENSED COMBINED STATEMENTS OF INCOME
                                 (in thousands)

                                     (JF Hotel, Inc. and   (JF Hotel, Inc. and
                                     JF Hotel II, Inc.)    JF Hotel II, Inc.)      (JF Hotel, Inc.)      (JF Hotel, Inc.)
                                     Three Months Ended     Six Months Ended      Three Months Ended     Six Months Ended
                                        June 30, 1996         June 30, 1996         June 30, 1995          June 30, 1995
                                        -------------         -------------         -------------          -------------
                                         (Unaudited)           (Unaudited)           (Unaudited)            (Unaudited)

Gross operating revenue:
   Rooms                                     $13,324               $25,333               $4,839                 $9,514
   Food and beverage                             254                   441                  140                    270
   Telephone                                     432                   885                  143                    265
   Other                                         266                   567                  109                    225
                                             -------               -------               ------                -------
        Gross operating revenue              $14,276               $27,226               $5,231                $10,274
                                             -------               -------               ------                -------

Departmental Profit:
   Rooms                                     $10,549               $20,164               $3,807                 $7,675
   Food and beverage                              18                    53                   (5)                    21
   Telephone                                     314                   578                   70                    121
   Other                                         238                   427                   79                    162
                                             -------               -------               ------                 ------
        Total departmental profit            $11,119               $21,222               $3,951                 $7,979
                                             -------               -------               ------                 ------

Unallocated operating expenses:
   General and administrative                    785                 1,497                  306                    547
   Franchise fees                              1,007                 1,922                  373                    758
   Advertising and promotions                    518                   974                  177                    296
   Utilities                                     675                 1,466                  279                    534
   Repairs and maintenance                       661                 1,267                  221                    400
   Management fees                                54                   105                    0                      0
                                             -------               -------               ------                 ------
        Total unallocated operating
           expenses                            3,700                 7,231                1,356                  2,535
                                             -------               -------               ------                 ------

        Gross operating profit               $ 7,419               $13,991               $2,595                 $5,444
                                             -------               -------               ------                 ------

   Insurance                                    (109)                 (206)                 (64)                 (105)
                                             -------               -------               ------                 -----

        Net operating profit                   7,310                13,785                2,531                  5,339
                                             -------               -------               ------                 ------

   Lessee overhead                              (545)                 (904)                (201)                 (411)
   Percentage lease payments                  (6,354)              (12,050)              (2,238)               (4,518)
                                             -------               -------               ------                ------

        Net income                           $   411               $   831               $   92                $   410
                                             =======               =======               ======                =======




             The accompanying notes are an integral part of these
                   condensed combined financial statements.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
      (in thousands, except supplemental non-cash financing activities)

                                                                   (JF Hotel, Inc. and
                                                                   JF Hotel II, Inc.)              (JF Hotel, Inc.)
                                                                    Six Months Ended               Six Months Ended
                                                                      June 30, 1996                 June 30, 1995
                                                                      -------------                 -------------
                                                                       (Unaudited)                   (Unaudited)

Cash flows from operating activities:
   Net income                                                            $     831                         $ 410
   Adjustments to reconcile net income to
     net cash provided by operating activities:
Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                      (374)                         (192)
     Inventory                                                                   2                             9
     Prepaid expenses                                                          163                            96
     Other assets                                                              (60)                          (42)
   Increase (decrease) in:
     Account payable                                                          (803)                           40
     Accrued expenses                                                           41                            93
     Due to partnership                                                      1,216                           (42)
                                                                          --------                         -----

             Net cash provided by operating activities                       1,016                           372
                                                                          --------                         -----

Cash flows from investing activities:
   Purchase of marketable securities                                          (503)                            0
                                                                          --------                         -----
             Net cash used in investing activities                            (503)                            0
                                                                          --------                         -----

Cash flows from financing activities:
   Dividends paid                                                             (256)                         (269)
                                                                         ---------                         -----

             Net cash used in financing activities                            (256)                         (269)
                                                                         ---------                         -----

Net increase in cash and cash equivalents                                      257                           103

Cash and cash equivalents at beginning of period                             2,894                           549
                                                                         ---------                         -----

Cash and cash equivalents at end of period                               $   3,151                         $ 652
                                                                         =========                         =====

Supplemental non-cash financing activities:
   The Lessee's shareholders repaid due from shareholders from retained earnings in the amount of $41,000 for the period January 1, 1996 through June 30, 1996.

             The accompanying notes are an integral part of these
                   condensed combined financial statements

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation


         JF Hotel, Inc. was formed primarily to lease and operate hotels owned by Innkeepers USA Trust (including its wholly owned subsidiaries, the "Company") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership"). As of June 30, 1996, approximately 93.5% of the Partnership was owned by the Company. The principal shareholder of the Lessee is also the President and Chairman of the Company. JF Hotel, Inc. commenced the leasing and operation of seven hotels owned by the Partnership (the "Initial Hotels") on September 30, 1994. The Partnership has acquired fourteen hotels subsequent to September 30, 1994 (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). JF Hotel, Inc. leases and operates six of the Acquired Hotels owned by the Partnership. JF Hotel, Inc. leases and operates 13 hotels owned by the Partnership.

         JF Hotel II, Inc., a company under common ownership with JF Hotel, Inc., was formed to lease eight of the Acquired Hotels owned by the Partnership (JF Hotel, Inc. and JF Hotel II, Inc. are referred to collectively herein as the "Lessee"). JF Hotel II, Inc. has contracted with an unaffiliated party to operate five of the eight Acquired Hotels that it leases.

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

                      JF HOTEL, INC. AND JF HOTEL II, INC.
          NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS, CONTINUED


3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through the year 2006. Minimum future base lease payments under the Percentage Lease agreements, are as follows (in thousands):



                            YEAR                            AMOUNT
                            ----                            ------
                           1996                             $ 5,942
                           1997                              11,885
                           1998                              11,885
                           1999                              11,885
                           2000                              11,885
                           Thereafter                        53,949

         The Lessee has purchased 78,000 common shares of the Company which is included in marketable securities.

4.       SUBSEQUENT EVENTS

         In March 1996, the Partnership contracted to acquire on or about September 1, 1996, two hotels under development. It is anticipated that these hotels will be leased to the Lessee.

         In August 1996, the Partnership acquired and leased to the Lessee an existing hotel.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed financial statements and related notes thereto.

GENERAL

JF Hotel, Inc. was formed primarily to lease and operate hotels owned by Innkeepers USA Trust (including its wholly owned subsidiaries, the "Company") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership"). As of June 30, 1996, approximately 93.5% of the Partnership was owned by the Company. The principal shareholder of the Lessee is also the President and Chairman of the Company. JF Hotel, Inc. commenced the leasing and operation of seven hotels owned by the Partnership (the "Initial Hotels") on September 30, 1994. The Partnership has acquired fourteen hotels subsequent to September 30, 1994 (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). JF Hotel, Inc. leases and operates six of the Acquired Hotels owned by the Partnership. JF Hotel, Inc. leases and operates 13 hotels owned by the Partnership.

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

RESULTS OF OPERATIONS

The Lessee -- Actual

         Three months ended June 30, 1996

The Lessee had total revenue of $14,276,000, consisting of $13,324,000 of room revenue and $952,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $6,354,000, $6,966,000 and $545,000, respectively, resulting in net income of $411,000.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         Three months ended June 30, 1995

The Lessee had total revenue of $5,231,000, consisting of $4,839,000 of room revenue and $392,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $2,238,000, $2,700,000 and $201,000, respectively, resulting in net income of $92,000.

Room revenues, Percentage Lease payments, hotel operating expenses and overhead expenses increased for the three months ended June 30, 1996 over the three months ended June 30, 1995 primarily due to the number of hotels leased increasing from 7 at January 1, 1995 to 18 at January 1, 1996, and to 21 at June 30, 1996.

Additionally, the gross margin percentage was 78% and 76% for the three months ended June 30, 1996 and June 30, 1995, respectively. Unallocated operating expenses as a percentage of gross operating revenue remained constant at 26% for the three months ended June 30, 1996 and June 30, 1995. The increase in gross margin percentage is primarily attributable to a 4.9% increase in ADR. Net income as a percentage of gross operating revenue remained relatively constant at 3% and 2% for the three months ended June 30, 1996 and June 30, 1995, respectively.

         Six months ended June 30, 1996

The Lessee had total revenue of $27,226,000, consisting of $25,333,000 of room revenue and $1,893,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $12,050,000, $13,441,000 and $904,000, respectively, resulting in net income of $831,000.

         Six months ended June 30, 1995

The Lessee had total revenue of $10,274,000, consisting of $9,514,000 of room revenue and $760,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $4,518,000, $4,935,000 and $411,000, respectively, resulting in net income of $410,000.

Room revenues, Percentage Lease payments, hotel operating expenses and overhead expenses increased for the six months ended June 30, 1996 over the six months ended June 30, 1995 primarily due to the number of hotels leased increasing from 7 at January 1, 1995 to 18 at January 1, 1996, and to 21 at June 30, 1996.

Additionally, the gross margin percentage remained relatively constant at 78% for the six months ended June 30, 1996 and June 30, 1995. Net income as a percentage of gross operating revenue

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


remained relatively constant at 3% and 4% for the six months ended June 30, 1996 and June 30, 1995.

The Lessee -- Pro Forma

The following pro forma information is presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented.

         Three months ended June 30, 1996 compared to the three months ended June 30, 1995

Pro forma room revenue increased by $1,328,000 or 10.6% from $12,516,000 for the three months ended June 30, 1995 to $13,844,000 for the three months ended June 30, 1996.

Occupancy, ADR and REVPAR for the hotels on a pro forma basis for the three months ended June 30, 1996 was 82.9%, $76.10 and $63.10, respectively.

         Six months ended June 30, 1996 compared to the six months ended June 30, 1995

Pro forma room revenue increased by $2,403,000 or 9.7% from $24,736,000 for the six months ended June 30, 1995 to $27,139,000 for the six months ended June 30, 1996.

Occupancy, ADR and REVPAR for the hotels on a pro forma basis for the six months ended June 30, 1996 was 80.4%, $76.91 and $61.85, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,016,000 for the six months ended June 30, 1996. The Lessee has met all of its obligations under the Percentage Leases since September 30, 1994 (inception). The Lessee has only nominal assets and relies solely on cash flow from the hotels that it leases to satisfy all of its obligations under the Percentage Leases.

SEASONALITY

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters for the 17 Hotels located outside of Florida and higher occupancy rates and ADR during the first and fourth quarters for three of the four Hotels located in Florida. This tends to diminish the impact on any quarter.

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

In August 1996, the Partnership acquired and leased to the Lessee an existing hotel.

                              INNKEEPERS USA TRUST

                          PART II - OTHER INFORMATION


ITEM 4   Submission of matters to a vote of Security Holders.

         A. The Annual Meeting of Shareholders was held on May 8, 1996 for the following purposes:

                 - To elect (a) one Class I trustee to serve on the Board of Trustees until the annual meeting of shareholders in 1998 and (b) two Class II trustees to serve on the Board of Trustees until the annual meeting of shareholders in 1999. (Proposal one)

                 - To vote upon a proposal to amend the Company's 1994 Share Incentive Plan to increase the maximum aggregate number of common shares issuable under the 1994 Share Incentive Plan from 500,000 to 800,000 common shares. (Proposal two)

                 - To vote upon a proposal to amend the Company's Trustees' Share Incentive Plan to permit Trustees elected or appointed to the Board of Trustees other than at an annual meeting of the Company's shareholders to receive awards upon their election or appointment to the Board. (Proposal three)

                 Under proposal one, shareholders voted to elect one Class I trustee, Mr. Nicholas A. Buoniconti, with 10,048,159 shares voted for (33,200 votes withheld authority), and two Class II trustees, Mr. Miles Berger, with 10,047,659 shares voted for (33,700 votes withheld authority) and Mr. C. Gerald Goldsmith, with 10,048,059 shares voted for (33,300 votes withheld authority). Mr. Bruce Zenkel and Jeffrey H. Fisher continue to serve as trustees of the Company.

                 Under proposal two, the shareholders voted to amend the Company's 1994 Share Incentive Plan with 9,693,958 shares voted for, 341,530 shares voted against and 45,871 votes withholding authority.

                 Under proposal three, the shareholder's voted to amend the Company's Trustees' Share Incentive Plan with 9,624,700 shares voted for, 374,647 shares voted against and 82,012 votes withholding authority.

         B. A special meeting of shareholders was held on March 6, 1996 to vote on a proposal to amend the Company's Amended and Restated Declaration of Trust to increase the limitation on consolidated indebtedness from 40% to 50% of the Company's investment in hotel properties, at cost.

                 The shareholders voted to amend the Company's Amended and Restated Declaration of Trust 7,259,469 shares voted for, 132,219 shares voted against and 106,016 votes withholding authority.

ITEM 6           Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27 - Financial Data Schedule (for SEC use only).

         (b)     Reports on Form 8-K -

                 - A Form 8-K dated February 2, 1996 regarding the acquisition of the Holiday Inn Express in Lexington, Massachusetts was filed on February 21, 1996.

                 - A Form 8-K dated May 8, 1996 regarding the acquisition of the Residence Inn in Cherry Hill, New Jersey and the Residence Inn in Harrisburg, Pennsylvania was filed on May 21, 1996.

                 - A Form 8K-A dated May 8, 1996 regarding the acquisition of the Residence Inn in Cherry Hill, New Jersey and the Residence Inn in Harrisburg, Pennsylvania was filed on July 17, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        INNKEEPERS USA TRUST



August 13, 1996                            /s/ David Bulger
- ---------------                         ---------------------------------------
                                        David Bulger
                                        Secretary and Treasurer
                                        (Principal Financial Officer)