Form 10-Q
period 1996-09-30
INNKEEPERS USA TRUST/FL
filed 1996-11-14
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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
          Palm Beach, FL 33480                    (Registrant's telephone number
(Address of principal executive offices)               including area code)
               (zip code)


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


                             X   Yes         No
                           ------      ------

The number of shares of Common Stock, $.01 par value, outstanding on November 7, 1996 was 22,322,498.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                                                        Page Number
                                                                                                        -----------
PART I.   Financial Information
          INNKEEPERS USA TRUST

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets at
             September 30, 1996 (Unaudited) and December 31, 1995                                             1
          Condensed Consolidated Statements of Income for the
             three and nine months ended September 30, 1996 (unaudited)
             and September 30, 1995 (unaudited)                                                               2
          Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1996 (unaudited)
             and September 30, 1995 (unaudited)                                                               3
          Notes to Condensed Consolidated Financial Statements                                                4

Item 2.   Management's discussion and analysis of
                     financial condition and results of operations                                           14

          JF HOTEL, INC. AND JF HOTEL II, INC.

Item 1.   Financial Statements
          Condensed Combined Balance Sheets at September 30,
             1996 (Unaudited) and December 31, 1995                                                          24
          Condensed Combined Statements of Income for the
             three and nine months ended September 30, 1996 (unaudited)
             and September 30, 1995 (unaudited)                                                              25
          Condensed Combined Statements of Cash Flows for
             the nine months ended September 30, 1996 (unaudited)
             and September 30, 1995 (unaudited)                                                              26

          Notes to Condensed Combined Financial Statements                                                   27

Item 2.   Management's discussion and analysis of financial
                     condition and results of operations                                                     29

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                                   33

          Signatures                                                                                         34

                              INNKEEPERS USA TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS

                                                                 September 30, 1996   December 31, 1995
                                                                 ------------------   -----------------
                                                                     (Unaudited)

Investment in hotel properties, at cost:
   Land                                                               $  20,025           $  17,380
   Buildings and improvements                                           142,736             112,899
   Furniture and equipment                                               21,170              16,245
                                                                      ---------           ---------
                                                                        183,931             146,524

   Accumulated depreciation                                             (14,886)            (10,137)
                                                                      ---------           ---------
   Net investment in hotel properties                                   169,045             136,387

Cash and cash equivalents                                                 5,715               2,093
Due from Lessee                                                           3,523               2,048
Deferred expenses, net                                                    2,680               2,300
Other assets                                                                508                 511
                                                                      ---------           ---------

           Total assets                                               $ 181,471           $ 143,339
                                                                      =========           =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                        $  84,703           $  45,636
Accrued expenses - public offering                                            0                 415
Accounts payable and other accrued expenses                                 774                 431
Distributions payable                                                     2,603               2,487
Minority interest in Partnership                                          6,070               6,124
                                                                      ---------           ---------

           Total liabilities                                             94,150              55,093
                                                                      ---------           ---------

Commitments and contingencies (Note 7)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
   authorized, no shares issued or outstanding                                0                   0
Common Shares, $.01 par value, 100,000,000 shares
   authorized, 10,822,257 and 10,817,883 shares
   issued and outstanding at September 30, 1996 and
   December 31, 1995, respectively                                          108                 108
Additional paid-in capital                                               90,628              90,659
Unearned trustees' compensation                                            (149)               (185)
Distributions in excess of net earnings                                  (3,266)             (2,336)
                                                                      ---------           ---------

           Total shareholders' equity                                    87,321              88,246
                                                                      ---------           ---------

           Total liabilities and shareholders' equity                 $ 181,471           $ 143,339
                                                                      =========           =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                            Three Months             Nine Months          Three Months             Nine Months
                                                Ended                   Ended                 Ended                   Ended
                                         September 30, 1996      September 30, 1996    September 30, 1995      September 30, 1995
                                         ------------------      ------------------    ------------------      ------------------
                                             (Unaudited)             (Unaudited)           (Unaudited)             (Unaudited)

Revenue:
   Percentage lease revenue                $    6,882              $   18,932              $   2,364               $   6,882
   Other revenue                                  117                     364                     54                     137
                                           ----------              ----------              ---------               ---------
          Total revenue                         6,999                  19,296                  2,418                   7,019
                                           ----------              ----------              ---------               ---------

Expenses:
   Depreciation and amortization                1,760                   4,804                    679                   1,819
   Ground rent                                     94                     265                     85                     251
   Interest expense                             1,563                   4,005                    519                   1,095
   Amortization of loan origination
      fees                                        244                     620                    136                     291
   Real estate and personal
      property taxes and property
      insurance                                   698                   1,851                    228                     618
   General and administrative                     278                     889                     93                     388
   Amortization of unearned trustees'
      compensation                                 12                      36                     10                      30
                                           ----------              ----------              ---------               ---------
          Total expenses                        4,649                  12,470                  1,750                   4,492
                                           ----------              ----------              ---------               ---------


Income before minority interest                 2,350                   6,826                    668                   2,527
Minority interest in income                      (153)                   (444)                   (82)                   (311)
                                           ----------              ----------              ---------               ---------
Net income                                 $    2,197              $    6,382              $     586               $   2,216
                                           ==========              ==========              =========               =========

Net income per common share                $      .20              $      .59              $     .12               $     .47
                                           ==========              ==========              =========               =========
Weighted average number of
   common shares and common
   share equivalents (units) outstanding   11,569,095              11,568,715              5,376,600               5,376,600
                                           ==========              ==========              =========               =========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands, except supplemental non-cash financing activities)

                                                                  Nine Months Ended    Nine Months Ended
                                                                 September 30, 1996   September 30, 1995
                                                                 ------------------   ------------------
                                                                     (Unaudited)          (Unaudited)
Cash flows from operating activities:
   Net income                                                         $   6,382           $   2,216
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                    4,840               1,849
         Amortization of loan origination fees                              620                 291
         Minority interest in Partnership                                   444                 311
Change in operating assets and liabilities:
   (Increase) decrease in:
      Due from Lessee                                                    (1,475)               (164)
      Deferred expenses, net                                               (119)             (1,002)
      Other assets                                                            3                  16
   Increase (decrease) in:
      Accounts payable and other accrued expenses                           343                (783)
                                                                      ---------           ---------

               Net cash provided by operating activities                 11,038               2,734
                                                                      ---------           ---------

Cash flows from investing activities:
   Investment in hotel properties                                       (31,732)            (19,813)
   Payments for franchise fees                                             (188)               (154)
   Deposit on Acquisition Hotels                                         (5,675)               (750)
   Payments for deferred acquisition costs                                 (127)                  0
                                                                      ---------           ---------

               Net cash used in investing activities                    (37,722)            (20,717)
                                                                      ---------           ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                          43,342              23,842
   Payments on long-term debt                                            (4,275)               (806)
   Payments for dividend reinvestment plan                                  (55)                  0
   Proceeds from issuance of common shares                                    5                   0
   Payments on accrued expenses-public offering                            (397)                 (4)
   Payments for deferred offering costs                                     (55)                  0
   Distributions paid                                                    (7,693)             (3,244)
   Loan origination fees paid                                              (566)             (1,040)
                                                                      ---------           ---------

               Net cash provided by financing activities                 30,306              18,748
                                                                      ---------           ---------

Net increase in cash and cash equivalents                                 3,622                 765

Cash and cash equivalents at beginning of period                          2,093               1,455
                                                                      ---------           ---------

Cash and cash equivalents at end of period                            $   5,715           $   2,220
                                                                      =========           =========

Supplemental cash flow information:
   Interest paid                                                      $   4,005           $   1,066
                                                                      =========           =========

Supplemental non-cash financing activities:
   The Company (and the Partnership) declared a quarterly distribution of $.19375, $.215, and $.215 per common share and common share equivalent (units) outstanding for the quarters ending March 31, June 30, and September 30, 1995, respectively. The Company declared a quarterly distribution of $.225 per common share and common share equivalent (units) outstanding for the quarters ending March 31, June 30, and September 30, 1996, respectively. The aggregate amount of distributions paid for each such quarter was approximately $1,042,000, $1,156,000, $1,156,000, $2,603,000, $2,603,000, and
   $2,603,000, respectively, and is to be treated as ordinary income and return on capital for income tax purposes on the part of the recipient.

   The Company reversed $18,000 of accrued expenses-public offering which was recorded in additional paid in capital for the period January 1, 1996 through September 30, 1996.

           The accompany notes are an integral part of these condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         Innkeepers USA Trust (including its wholly owned subsidiaries, the "Company") commenced operations on September 30, 1994 and owns 22 hotels in eleven states at September 30, 1996. On September 30, 1994, the Company sold 4,690,000 common shares of beneficial interest, par value $.01 per share ("Common Shares"), in a public offering (the "IPO") and used substantially all of the net proceeds of the IPO to acquire an approximate 87.7% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership"). The Partnership used substantially all of such proceeds to purchase seven existing hotels (the "Initial Hotels"). From the IPO through September 30, 1996, the Partnership has acquired fifteen hotels (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). On October 6, 1995, the Company sold 6,100,000 Common Shares in a secondary offering (the "Secondary Offering"), contributed substantially all of the net proceeds to the Partnership and after such contribution owned an approximate 93.5% equity interest in the Partnership. The Partnership used proceeds of the Secondary Offering and a $30 million Term Loan incurred in October 1995 ("Term Loan") to purchase eight of the Acquired Hotels.

         The Partnership leases the Hotels to JF Hotel, Inc. or JF Hotel II, Inc. (collectively, with their affiliates, the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases").

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

2.       RESTRICTED CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of approximately $4.0 million that is required to be held in escrow accounts as specified by the terms of the Company's $70 million line of credit ("Line of Credit") and the Term Loan. The restricted cash and cash equivalents

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED

         RESTRICTED CASH AND CASH EQUIVALENTS, CONTINUED

         are to be used to pay for insurance, taxes, furniture, fixtures and equipment and capital expenditures pertaining to the thirteen Hotels that collateralize the Line of Credit and the eight Hotels that collateralize the Term Loan.

3.       DEFERRED ACQUISITION AND OFFERING COSTS

         Deferred acquisition and offering costs consist of a $5,675,000 deposit relating to the acquisition of two Acquisition Hotels (as defined below), $127,000 in deferred acquisition costs relating to the acquisition of ten additional hotels (the "Acquisition Hotels") and $55,000 in public offering costs relating to the Company's third public offering of Common Shares which was consummated in October 1996 (the "Follow-On Offering"). The deferred acquisition and offering costs are included in deferred expenses, and the deposit is included in investment in hotel properties, at cost.

4.       LONG-TERM DEBT

         Long-term debt consists of a mortgage note collateralized by one Hotel, outstanding borrowings under the Line of Credit and the Term Loan.

         The mortgage note is payable in monthly installments of $23,526 including interest at 5.0% through January 2002. The outstanding principal balance on the mortgage note was approximately $3.6 million at September 30, 1996.

         Outstanding borrowings under the Line of Credit bear interest at the 30 day LIBOR rate plus 175 basis points. The average interest rate on borrowings under the Line of Credit for the nine months ended September 30, 1996 was 7.3% and the Line of Credit expires March 1998. The outstanding principal balance on the Line of Credit was approximately $51.1 million at September 30, 1996.

         The Term Loan matures in twenty years and bears interest at a 8.17% fixed annual rate. The Term Loan has scheduled principal amortization based on a twenty-year term commencing on the second year anniversary of the Term Loan. Interest on the outstanding principal balance of the Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by the twelfth year of the Term Loan. The outstanding principal balance on the Term Loan was $30.0 million at September 30, 1996.

         Substantially all of the Company's assets at September 30, 1996, other than the Hotel securing the mortgage note, are pledged as collateral on the Line of Credit and Term Loan.

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED


         LONG-TERM DEBT, CONTINUED

         The scheduled principal payments to be made in future years are as follows (in thousands):
                     1996                              $      26
                     1997                                 51,350
                     1998                                    745
                     1999                                    805
                     2000                                    870
                     Thereafter                           30,907
                                                       ---------
                                                       $  84,703
                                                       =========

5.       SHARE OPTION PLAN

         The Company has adopted a share option plan which covers employees and officers of the Company. The Company has reserved 800,000 Common Shares for issuance upon the exercise of options under the plan. The plan provides for the granting of incentive share options and non-qualified options. The option price of share options may not be less than the fair market value of the Common Shares at the date of grant. The Company has granted 110,000 incentive share options and 140,000 non-qualified options to an officer of the Company, who is also a trustee, at an exercise price of $10.00 per share. In February 1996, the Company granted an additional 156,000 non-qualified options to the officer at an exercise price of $9.75. Additionally, the Company has granted an aggregate of 15,000 non-qualified options to three of its non-employee trustees at an exercise price of $10.00 per share. The incentive share options vest over a ten year period and the non-qualified options vest over a five year period, except for the 156,000 non-qualified options granted in February 1996, of which 32,000 vest in each of 1996, 1997, and 1998, and 60,000 vest in 1999. The Company has also granted 20,000 incentive share options to an officer of the Company at an exercise price of $8.875, which vest over a three year period. No options were exercised as of September 30, 1996.

6.       ACQUISITIONS

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

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED



7.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's Partnership Agreement, limited partners who hold common units of limited partnership interest in the Partnership ("Common Units") at September 30, 1996 have redemption rights ("Redemption Rights") which enable them to redeem their Common Units in exchange for Common Shares on a one-for-one basis or, at the Company's option, an equivalent amount of cash at any time after September 30, 1995 or, in the case of 91,991 Common Units, October 7, 1997. The aggregate number of Common Shares issuable upon exercise of such redemption rights is 746,897 at September 30, 1996. For the nine months ended September 30, 1996, 3,811 Common Units were redeemed for 3,811 Common Shares.

         The Hotels are operated under franchise agreements and are licensed as Hampton Inn, Residence Inn, Sheraton Inn, Holiday Inn Express or Comfort Inn hotels. The Partnership has paid the cost of obtaining or transferring franchise license agreements to the Lessee. The franchise agreements require the payment of fees based on a percentage of hotel room revenue. These fees are paid by the Lessee, which holds the franchise licenses.

         The Partnership earned Percentage Lease revenue of $18,932,000 and $6,882,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. At September 30, 1996, the Lessee owed the Company approximately $3,561,000 in Percentage Lease revenue under the Percentage Leases. The Company evaluated the creditworthiness of the Lessee and has determined that an allowance for doubtful accounts is not warranted. The Company has not incurred any losses pertaining to Percentage Lease receivables for the nine months ended September 30, 1996.

         The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through the year 2006. Minimum future base lease revenue, under the Percentage Lease agreements, are as follows (in thousands):

                   1996                         $ 2,994
                   1997                          11,975
                   1998                          11,975
                   1999                          11,975
                   2000                          11,975
                   Thereafter                    54,500

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED

         COMMITMENTS AND RELATED PARTY TRANSACTIONS, CONTINUED

         The Lessee's net income and gross room revenue were approximately $1,076,000 and $39,758,000, respectively, for the nine months ended September 30, 1996 and $189,000 and $14,645,000, respectively, for the nine months ended September 30, 1995, and are derived solely from the operations of the Company's hotels.

         At September 30, 1996, the Company's Declaration of Trust limited the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness is 46% of its investment in hotels, at cost, at September 30, 1996.

8.       DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

         In March 1996, the Company established a dividend reinvestment and share purchase ("Plan") for its shareholders. For the nine months ended September 30, 1996, 563 common shares were issued under the Plan.

9.       SUBSEQUENT EVENTS

         Common Share Offering

         In October 1996, the Company completed the 11,500,000 Common Share Follow-On Offering, raising gross proceeds of approximately $125,000,000. The net proceeds of the Follow-On Offering were used to acquire the Acquisition Hotels, partially reduce the Company's Line of Credit and for general corporate purposes (including future hotel acquisitions).

         The Company contributed substantially all of the net proceeds from the Follow-On Offering to the Partnership and currently has an approximate 81.9% interest in the Partnership. As of November 13, 1996, the Company has 22,322,498 Common Shares issued and outstanding, and limited partners of the Partnership own 866,370 Common Units and 4,063,329 preferred units of limited partnership interest in the Partnership ("Preferred Units" and collectively with Common Units, "Units").

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED



         SUBSEQUENT EVENTS, CONTINUED

         Acquisitions

         In October 1996, the Partnership, through two newly-formed subsidiaries, acquired two newly-constructed Acquisition Hotels - a 150-room Hampton Inn in Norcross, Georgia and a 160-room Residence Inn by Marriott in Atlanta, Georgia - from an unaffiliated party for an aggregate of approximately $27,800,000 in cash, which was funded from the proceeds of the Follow-on Offering.

         In November 1996, the Partnership, through a newly-formed subsidiary, acquired the newly-constructed 78-room Residence Inn by Marriott - Portland, Maine Acquisition Hotel from an unaffiliated party for approximately $5,300,000 in cash, which was funded from the proceeds of the Follow-On Offering, and $859,000 in Common Units (75,517 Common Units).

         In November 1996, the Partnership, through newly-formed subsidiaries, acquired in a single transaction seven existing Residence Inn by Marriott Hotels with an aggregate of 1,013 rooms from seven separate sellers which were unaffiliated from the Company but are affiliated with each other for a purchase price of $108,500,000. The purchase price consisted of approximately $38,207,000 in cash, which was funded from the proceeds of the Follow-On Offering, the assumption of approximately $25,096,000 in indebtedness and the issuance of approximately $44,697,000 of Preferred Units (4,063,329 Preferred Units) and $500,000 in Common Units (43,956 Common Units).

         All of the Acquisition Hotels are leased to the Lessee pursuant to Percentage Leases.

         Commitments and Related Party Transactions

         The 4,182,802 Units issued in connection with the acquisition of the Acquisition Hotels have Redemption Rights which enable the holders to redeem their Units in exchange for Common Shares on a one-for-one basis or, at the election of the Company, for cash. The 4,063,329 Preferred Units issued as a portion of the consideration for the Acquisition Hotels were deemed to have a value of $11 per Preferred Unit. Generally, the Redemption Rights for Preferred Units and Common Units issued in connection with the acquisition of the Acquisition Hotels may not be exercised until November 1998, and October 1997, respectively. Annual preferred dividends of $1.10 are payable on each Preferred Unit, which may increase up to $1.155 for each Preferred Unit, based on increases in dividends payable on the Common Shares.

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED


         SUBSEQUENT EVENTS, CONTINUED

         Dividend Reinvestment and Share Purchase Plan

         In October 1996, 241 common shares were issued under the Plan.

10.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma condensed consolidated balance sheet is presented as if the Acquisition Hotels and the consummation of the Follow-On Offering and the application of the net proceeds of the Follow-On Offering had occurred on September 30, 1996. Such pro forma information is based in part upon the consolidated balance sheets of the Company.

         The unaudited pro forma consolidated statement of income of the Company is presented as if the acquisition of the Hotels and the Acquisition Hotels (collectively, the "Thirty-Two Hotels") had occurred on January 1, 1996 and the Thirty-Two Hotels had been leased to the Lessee pursuant to Percentage Leases throughout the periods presented.

         The unaudited pro forma condensed consolidated balance sheet and statement of income of the Company for the periods presented are not necessarily indicative of what the financial position and results of operations of the Company would have been assuming such transactions had been completed as of such dates presented, nor does it purport to represent the results of operations for future periods.

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED


         PRO FORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996


                                                                                PRO FORMA
                                                            HISTORICAL          ADJUSTMENTS            PRO FORMA
                                                            ----------          -----------            ---------
                                                                      (UNAUDITED, AMOUNTS IN THOUSANDS)

                                              ASSETS

         Investments in hotels properties, at cost ......   $ 183,931           $ 143,951(A)           $ 327,882
         Accumulated depreciation .......................     (14,886)                                   (14,886)
                                                            ---------           ---------              ---------
                                                              169,045             143,951                312,996

         Cash and cash equivalents ......................       5,715              34,251(B)              39,966
         Due from Lessee ................................       3,523                                      3,523
         Deferred expenses, net .........................       2,680                 440(C)               3,120
         Other assets ...................................         508                                        508
                                                            ---------           ---------              ---------

            Total assets ................................   $ 181,471           $ 178,642              $ 360,113
                                                            =========           =========              =========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

         Long-term debt .................................   $  84,703           $  16,002(D)           $ 100,705
         Accounts payable and accrued expenses ..........         774                                        774
         Distributions payable ..........................       2,603                                      2,603
         Minority interest in partnership ...............       6,070              40,220(E)              46,290
                                                            ---------           ---------              ---------
            Total liabilities ...........................      94,150              56,222                150,372

         Shareholders' equity:
          Common shares .................................         108                 115(F)                 223
          Additional paid in capital ....................      90,628             122,305(G)             212,933
          Unearned trustees' compensation ...............        (149)                                      (149)
          Distributions in excess of net earnings .......      (3,266)                                    (3,266)
                                                            ---------           ---------              ---------
            Total shareholders' equity ..................      87,321             122,420                209,741
                                                            ---------           ---------              ---------
            Total liabilities and shareholders' equity ..   $ 181,471           $ 178,642              $ 360,113
                                                            =========           =========              =========



   See accompanying notes to pro forma condensed consolidated balance sheet.

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED






         PRO FORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED


Notes to Pro Forma Condensed Consolidated Balance Sheet


         (A) Increase represents the purchase price of the Acquisition Hotels ($142,300,000) less deposits made on the Acquisition Hotels ($5,760,000), plus closing costs ($2,411,000) of the Acquisition Hotels, and renovations of the Acquisition Hotels ($5,000,000).

         (B) Represents net proceeds from the Follow-On Offering ($117,100,000) less cash paid for the Acquisition Hotels ($73,315,000), less cash paid for Franchise Fees ($440,000) and reduction of the Line of Credit ($9,094,000).

         (C) Represents the capitalization of Franchise Fees on the Acquisition Hotels.

         (D) Represents assumption of Long-Term Debt ($25,096,000) less reduction on the line of credit ($9,094,000).

         (E) Represents the value assigned to the issuance of units and preferred units to the sellers of certain Acquisition Hotels ($45,541,549) less the dilution to the minority interest as a result of the Follow-On Offering ($5,322,000).

         (F) Reflects the par value of the Common Shares sold in the Follow-On Offering.

         (G) Net increase reflects the gross proceeds from the Follow-On Offering ($125,063,000), less estimated underwriting and other expenses of the Offering ($7,965,000), less the par value of the common shares issued ($115,000) plus the allocation of equity from minority interest ($5,322,000).

                              INNKEEPERS USA TRUST
                         NOTES TO CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED






         PRO FORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED



                                                                                  For the Nine
                                                                                  Months Ended
                                                                               September 30, 1996
                                                                               ------------------


                                                               (A)             (B)           (C)             TOTAL
                                                             CURRENT        OPERATING      OTHER          THIRTY-TWO
                                                             HOTELS          HOTELS        HOTELS           HOTELS
                                                             ------          ------        ------           ------
Operating Data:
   Percentage Lease Revenue..............................    $20,000         $10,700      $ 1,800(D)       $32,500
   Other revenue.........................................        450           --           --                 450
                                                             -------         -------      -------          -------
      Total Revenue......................................     20,450          10,700        1,800           32,950
                                                             -------         -------      -------          -------
   Depreciation and amortization.........................      5,400           3,500        1,100           10,000
   Ground rent...........................................        300                                           300
   Interest expense......................................      4,400           1,600                         6,000
   Amortization of loan origination fees.................        600                                           600
   Real estate and personal property taxes
     and property insurance..............................      1,900             900          250            3,050
   General and administrative............................        900              60           20              980
   Amortization of unearned Trustees'
     compensation........................................         40           --           --                  40
                                                             -------         -------      -------          -------
     Total expenses......................................     13,540           6,060        1,370           20,970
                                                             -------         -------      -------          -------
   Income before minority interest.......................    $ 6,910         $ 4,640      $   430           11,980
                                                             =======         =======      =======
   Minority interest in income...........................                                                   (2,168)
                                                                                                           -------
     Net income..........................................                                                  $ 9,812
                                                                                                           =======
     Preferred Unit Distributions .......................                                                    3,352
   Net income per common share...........................                                                  $   .37
                                                                                                           =======
   Weighted average number of common
     shares and common share equivalents
     (units) outstanding.................................                                                  $23,200
                                                                                                           =======


(A) Twenty-two hotels owned by the Company at September 30, 1996
(B) Seven existing Acquisition Hotels acquired November 1996
(C) Three newly-constructed Acquisition Hotels acquired October and November
    1996
(D) Includes only Base Rent payable under the Percentage Leases for these Hotels, which had no significant operating histories.
    Percentage Rent is, however, payable under the Percentage Leases for these Hotels in the future based on actual room revenues.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

Innkeepers USA Trust (including its subsidiaries, the "Company") commenced operations on September 30, 1994 and owns 22 hotels in eleven states at September 30, 1996. On September 30, 1994, the Company sold 4,690,000 common shares of beneficial interest, par value $.01 per share ("Common Shares"), in a public offering (the "IPO") and used substantially all of the net proceeds of the IPO to acquire an approximate 87.7% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership"). The Partnership used substantially all of such proceeds to purchase seven existing hotels (the "Initial Hotels"). From the IPO through September 30, 1996, the Partnership has acquired fifteen hotels (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). On October 6, 1995, the Company sold 6,100,000 Common Shares in a secondary offering (the "Secondary Offering"), contributed substantially all of the net proceeds to the Partnership and after such contribution owned an approximate 93.5% equity interest in the Partnership. The Partnership used proceeds of the Secondary Offering and a $30 million term loan incurred in October 1995 ("Term Loan") to purchase eight of the Acquired Hotels.

The Partnership leases the Hotels to JF Hotel, Inc. or JF Hotel II, Inc. (collectively, with their affiliates, the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases"). The Lessee operates 17 of the Hotels and an unaffiliated party manages five of the Hotels under management agreements with the Lessee. Each of the Hotels operates under a franchise license held by the Lessee, the cost of obtaining which was paid for by the Partnership. Continuing franchise fees are paid by the Lessee.

During the nine months ended September 30, 1996, the Partnership acquired a 164-room Holiday Inn Express in Lexington, Massachusetts, a 96-suite Residence Inn in Cherry Hill, New Jersey, a 80-suite Residence Inn in Harrisburg, Pennsylvania, and a 100-room Comfort Inn (to be reflagged as a Hampton Inn after the completion of renovations) in Woburn, Massachusetts.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


HOTELS

The following chart summarizes information regarding the Hotels at September 30, 1996.

         Franchise Affiliation                 Number of Hotel Properties                Number of Rooms
         ---------------------                 --------------------------                ---------------
      Extended stay hotels:
             Residence Inn                                   11                                 1,072
                                                             --                                 -----

      Limited service hotels:
             Hampton Inn                                      7                                   909
             Comfort Inn                                      2                                   227
             Holiday Inn Express                              1                                   164
                                                             --                                 -----
                                                             10                                 1,200
                                                             --                                 -----
      Full service hotels:
             Sheraton Inn                                     1                                   139
                                                             --                                 -----

      Total                                                  22                                 2,511
                                                             ==                                 =====

Pro forma Revenue Per Available Room ("REVPAR") for the Hotels, presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented, increased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. Management believes the growth in REVPAR at the Hotels reflects the [results of the Company's focused acquisition strategy], the continued implementation of professional management techniques by the Lessee and improving industry conditions. The following table sets forth information with respect to occupancy, Average Daily Rate ("ADR") and REVPAR for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. For the three months ended September 30, 1996, occupancy, ADR and REVPAR results exclude certain room nights due to renovation. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and REVPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


                         For the Three Months                    For the Three Months                Percentage
Hotels                 Ended September 30, 1996                Ended September 30, 1995                Change
------                 ------------------------                ------------------------                ------
Occupancy                           84.5%                                  80.7%                         4.7%
ADR                               $77.38                                 $73.93                          4.7%
REVPAR                            $65.39                                 $59.69                          9.6%

                          For the Nine Months                     For the Nine Months                Percentage
Hotels                 Ended September 30, 1996                Ended September 30, 1995                Change
------                 ------------------------                ------------------------                ------
Occupancy                           81.4%                                  77.6%                         4.9%
ADR                               $76.62                                 $73.60                          4.1%
REVPAR                            $62.37                                 $57.10                          9.2%


RESULTS OF OPERATIONS

The Company - Actual

         Three months ended September 30, 1996

The Company had revenues of $6,999,000, consisting of $6,882,000 of Percentage Lease revenue from the Lessee and $117,000 of other revenue. Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' compensation ("depreciation and amortization") were $2,016,000 in the aggregate. Real estate and personal property taxes and property insurance were $698,000. Interest expense of $1,563,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit and Term Loan. Net income before minority interest was $2,350,000 or $0.20 per share. Funds from Operations (income before minority interest and depreciation) was $4,080,000 or $0.35 per share.

         Three months ended September 30, 1995

The Company had revenues of $2,418,000, consisting of $2,364,000 of Percentage Lease revenue from the Lessee and $54,000 of other revenue. Depreciation and amortization were $825,000 in the aggregate. Real estate and personal property taxes and property insurance were $228,000. Interest expense of $519,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit (as defined below) and Mortgage Note (as defined below).

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net income before minority interest was $668,000 or $0.12 per share. Funds from Operations (income before minority interest and depreciation) was $1,340,000 or $0.25 per share.

Percentage Lease revenue, depreciation and amortization, interest expense and real estate and personal property taxes and property insurance increased for the three months ended September 30, 1996 over the three months ended September 30, 1995 primarily due to the number of hotels owned increasing from 7 at January 1, 1995 to 18 at January 1, 1996 and to 22 at September 30, 1996.

         Nine months ended September 30, 1996

The Company had revenues of $19,296,000, consisting of $18,932,000 of Percentage Lease revenue from the Lessee and $364,000 of other revenue. Depreciation and amortization were $5,460,000 in the aggregate. Real estate and personal property taxes and property insurance were $1,851,000. Interest expense of $4,005,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit and Term Loan (as defined below). Net income before minority interest was $6,826,000 or $0.59 per share. Funds from Operations was $11,574,000 or $1.00 per share.

         Nine months ended September 30, 1995

The Company had revenues of $7,019,000, consisting of $6,882,000 of Percentage Lease revenue from the Lessee and $137,000 of other revenue. Depreciation and amortization were $2,140,000 in the aggregate. Real estate and personal property taxes and property insurance were $618,000. Interest expense of $1,095,000 primarily consisted of interest incurred on borrowings outstanding under the Line of Credit and Mortgage Note. Net income before minority interest was $2,527,000 or $0.47 per share. Funds from Operations was $4,330,000 or $0.81 per share.

Percentage Lease revenue, depreciation and amortization, interest expense and real estate and personal property taxes and property insurance increased for the nine months ended September 30, 1996 over the nine months ended September 30, 1995 primarily due to the number of hotels owned increasing from 7 at January 1, 1995 to 18 at January 1, 1996 and to 22 at September 30, 1996.

The Company - Pro Forma

The following pro forma information is presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



         Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

Pro forma Percentage Lease revenue increased by approximately $2,500,000 or 14%, from approximately $17,500,000 for the nine months ended September 30, 1995 to approximately $20,000,000 for the nine months ended September 30, 1996. The increase was primarily due to a 4.1% increase in ADR and a 4.9% increase in occupancy at the Hotels, which resulted in increased Percentage Lease revenue. As a percentage of total revenue, total pro forma expenses decreased from 75% for the nine months ended September 30, 1995 to 66% for the nine months ended September 30, 1996 as a result of expenses remaining relatively constant while pro forma total revenue increased.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 1996 were $5,715,000, including approximately $247,000 which the Partnership is required, under the Percentage Leases, to make available to the Lessee for the replacement and refurbishment of furniture, fixtures and equipment. Additionally, cash and cash equivalents includes approximately $3,792,000 that is held in escrow to pay for insurance, taxes, and capital expenditures pertaining to the thirteen Hotels that collateralize the Line of Credit and the eight Hotels that collateralize the Term Loan.

Net cash provided by operating activities for the nine months ended September 30, 1996 was $11,038,000.

Net cash used in investing activities was $37,722,000 for the nine months ended September 30, 1996. This was comprised primarily of the Company acquiring a Holiday Inn Express Hotel in Lexington, Massachusetts for $7,000,000, Residence Inn Hotels in Cherry Hill, New Jersey and Harrisburg, Pennsylvania for an aggregate of $16,800,000 in cash, a Comfort Inn (to be reflagged as a Hampton Inn after the completion of renovations) in Woburn, Massachusetts for $3,000,000 and deposits of $5,675,000 applied toward the purchase of two additional hotel properties. The Company's purchase price for the two additional hotel properties is approximately $27.8 million.

Net cash provided by financing activities was $30,306,000 for the nine months ended September 30, 1996, reflecting proceeds from long term debt of $43,342,000, including $32,475,000 in borrowings under the Line of Credit to purchase four Acquired Hotels and make deposits toward the purchase of two additional hotel properties. The Company (and the Partnership) paid an aggregate of $7,693,000 in distributions to holders of Common Shares and

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Common Units of limited partnership interest in the Partnership ("Common Units") during the nine-month period ended September 30, 1996.

The Company intends to make additional investments in hotel properties and may incur, or cause the Partnership to incur, indebtedness to make such investments or to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness ("Debt Limitation"). The Company's consolidated indebtedness is 46% of its investment in hotels, at cost, at September 30, 1996. At September 30, 1996, the Company had outstanding indebtedness of approximately $84,703,000.

The Company's long-term debt at September 30, 1996 consists of a mortgage note collateralized by one hotel property (the "Mortgage Note"), outstanding borrowings under a $70 million revolving line of credit (the "Line of Credit"), and the $30 million Term Loan.

The Mortgage Note is payable in monthly installments of $23,526 including interest at 5.0% through January 2002. The outstanding principal balance on the Mortgage Note was approximately $3.6 million at September 30, 1996. The Mortgage
Note is secured by one Hotel.

In March 1995, the Company, through the Partnership, obtained a $40 million Line of Credit to fund future hotel acquisitions and provide working capital. In October 1995, the Line of Credit was increased to $50 million and in March 1996, the Line of Credit was increased to $70 million. The outstanding principal balance on the Line of Credit was approximately $51.1 million at September 30, 1996. The Line of Credit is collateralized by thirteen Hotels and will be further collateralized by any hotels acquired in the future with proceeds from the Line of Credit. Outstanding borrowings under the Line of Credit bear interest at the 30-day LIBOR rate plus 175 basis points. The average interest rate on borrowings under the Line of Credit for the nine-months ended September 30, 1996 was 7.3% and the line of credit expires March 1998.

The Term Loan matures in twenty years and bears interest at a 8.17% fixed annual rate. The Term Loan has scheduled principal amortization based on a twenty-year term commencing on the second year anniversary of the Term Loan (October 1997). Interest on the outstanding principal balance of the Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by the twelfth year of the Term Loan. The outstanding principal balance on the Term Loan was $30.0 million at September 30, 1996. The Term Loan is collateralized by eight Hotels.

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

The Percentage Leases require the Partnership to make available to the Lessee an amount equal to 4.0% of room revenues from all of the Hotels, per quarter, on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Hotels. The Partnership has made available to the Lessee approximately $2,850,000 for hotel renovations since September 30, 1994. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

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


SEASONALITY OF HOTEL BUSINESS

The hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters for the 17 Hotels located outside of Florida and higher occupancy rates and ADR during the first and fourth quarters for three of

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


the four Hotels located in Florida. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowings under the Line of Credit.

INFLATION

Operators of hotels, including the Lessee and any third-party manager retained by the Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party manager retained by the Lessee to raise room rates in response to inflation.

SUBSEQUENT EVENTS

Common Share Offering

In October 1996, the Company completed a 11,500,000 Common Share offering (the "Follow-On Offering"), raising gross proceeds of approximately $125,000,000. The net proceeds of the Follow-On Offering were used to acquire the 10 Acquisition Hotels (defined below), partially reduce the Company's Line of Credit and for general corporate purposes (including future hotel acquisitions).

The Company contributed substantially all of the net proceeds from the Follow-On Offering to the Partnership and currently has an approximate 81.9% interest in the Partnership. As of November 13, 1996, the Company has 22,322,498 Common Shares issued and outstanding, and limited partners of the Partnership own 866,370 Common Units and 4,063,329 preferred units of limited partnership interest in the Partnership ("Preferred Units" and, collectively with the Common Units, "Units").

Acquisitions

In October 1996, the Partnership, through two newly-formed subsidiaries, acquired two newly-constructed Acquisition Hotels - a 150-room Hampton Inn in Norcross, Georgia and a 160-room Residence Inn by Marriott in Atlanta, Georgia - from an unaffiliated party for an aggregate of approximately $27,800,000 in cash, which was funded from the proceeds of the Follow-on Offering.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Acquisitions, Continued

In November 1996, the Partnership, through a newly-formed subsidiary, acquired the newly-constructed 78-room Residence Inn by Marriott - Portland, Maine Acquisition Hotel from an unaffiliated party for approximately $5,300,000 in cash, which was funded from the proceeds of the Follow-On Offering, and $859,000 in Common Units (75,517 Common Units).

In November 1996, the Partnership, through newly-formed subsidiaries, acquired in a single transaction seven existing Residence Inn by Marriott Hotels with an aggregate of 1,013 rooms from seven separate sellers which were unaffiliated from the Company but are affiliated with each other for a purchase price of $108,500,000. The purchase price consisted of approximately $38,207,000 in cash, which was funded from the proceeds of the Follow-On Offering, the assumption of approximately $25,096,000 in indebtedness and the issuance of approximately $44,697,000 of Preferred Units (4,063,329 Preferred Units) and $500,000 in Common Units (43,956 Common Units).

The Acquisition Hotels include a 159-suite Residence Inn hotel in San Mateo, California; a 231-suite Residence Inn hotel in Silicon Valley I, California; a 247-suite Residence Inn hotel in Silicon Valley II, California; a 156-suite Residence Inn hotel in Denver (Downtown), Colorado; a 160-suite Residence Inn hotel in Atlanta (Downtown), Georgia; a 64-suite Residence Inn hotel in Wichita East, Kansas; a 78-suite Residence Inn hotel in Portland, Maine; a 60-suite Residence Inn hotel in East Lansing, Michigan; a 96-suite Residence Inn hotel in Grand Rapids, Michigan; and a 150-room Hampton Inn hotel in Norcross, Georgia.

The Company currently owns 32 hotels in 14 states, including 20 Residence Inn hotels, eight Hampton Inn hotels, two Comfort Inn hotels (one of which will be reflagged as a Hampton Inn hotel upon the completion of renovations), one Sheraton Inn hotel, and one Holiday Inn Express hotel. All of the Acquisition Hotels are leased to the Lessee under Percentage Leases. The Lessee operates the Hampton Inn Acquisition Hotel and holds the related franchise agreement. The remaining nine (Residence Inn) Acquisition Hotels are operated by Residence Inn by Marriott, Inc. under separate management agreements with the Lessee. There are no separate franchise agreements for eight of such Acquisition Hotels and the Lessee holds the franchise license for the remaining Acquisition Hotel.

Commitments and Related Party Transactions

The 4,182,802 Units issued in connection with the acquisition of the Acquisition Hotels have Redemption Rights which enable the holders to redeem their Units in exchange for Common Shares on a one-for-one basis or, at the election of the Company, for cash. The 4,063,329

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Preferred Units issued as a portion of the consideration for the Acquisition Hotels were deemed to have a value of $11 per Preferred Unit. Generally, the Redemption Rights for Preferred Units and Common Units issued in connection with the acquisition of the Acquisition Hotels may not be exercised until November 1998, and October 1997, respectively. Annual preferred dividends of $1.10 are payable on each Preferred Unit, which may increase up to $1.155 for each Preferred Unit, based on increases in dividends payable on the Common Shares.

Dividend Reinvestment and Share Purchase Plan

In March 1996, the Company established a dividend reinvestment and share purchase plan ("Plan") for its shareholders. In October 1996, 241 common shares were issued under the Plan.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                        CONDENSED COMBINED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS

                                                              September 30, 1996             December 31, 1995
                                                              ------------------             -----------------
                                                                  (Unaudited)

Cash and cash equivalents                                              $  3,703                      $  2,894
Marketable securities                                                       779                           260
Accounts receivable                                                       2,001                         1,540
Due from shareholders                                                         0                            41
Inventory                                                                    48                            27
Prepaid expenses                                                            224                           219
Other assets                                                                208                           154
                                                                       --------                      --------

      Total assets                                                     $  6,963                      $  5,135
                                                                       ========                      ========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                       $  1,730                      $  2,023
Accrued expenses                                                          1,248                         1,062
Due to partnership                                                        3,523                         2,048
                                                                       --------                      --------

      Total liabilities                                                   6,501                      $  5,133
                                                                       --------                      --------

Commitments and contingencies (Note 3)

Shareholders' equity:
   Common shares, $1 par value, 2,000 shares
      authorized issued and outstanding                                       2                             2
   Retained earnings                                                        460                             0
                                                                       --------                      --------

      Total shareholders' equity                                            462                             2
                                                                       --------                      --------

      Total liabilities and shareholders' equity                       $  6,963                      $  5,135
                                                                       ========                      ========



The accompanying notes are an integral part of these condensed combined financial statements.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (in thousands)

                                       (JF Hotel, Inc. and    (JF Hotel, Inc. and
                                       JF Hotel II, Inc.)     JF Hotel II, Inc.)      (JF Hotel, Inc.)       (JF Hotel, Inc.)
                                       Three Months Ended      Nine Months Ended     Three Months Ended      Nine Months Ended
                                       September 30, 1996     September 30, 1996     September 30, 1995     September 30, 1995
                                       ------------------     ------------------     ------------------     ------------------
                                           (Unaudited)            (Unaudited)            (Unaudited)            (Unaudited)

Gross operating revenue:
   Rooms                                       $14,425                $39,758               $ 5,132                $14,645
   Food and beverage                                49                    490                   174                    444
   Telephone                                       613                  1,498                   124                    389
   Other                                           299                    866                    48                    274
                                               -------                -------               -------                -------
         Gross operating revenue               $15,386                $42,612               $ 5,478                $15,752
                                               =======                =======               =======                =======

Departmental Profit:
   Rooms                                       $11,345                $31,509               $ 3,996                $11,671
   Food and beverage                                 8                     61                     0                     22
   Telephone                                       310                    888                    31                    151
   Other                                           186                    613                    18                    180
                                               -------                -------               -------                -------
         Total departmental profit              11,849                 33,071                 4,045                 12,024
                                               -------                -------               -------                -------

Unallocated operating expenses:
   General and administrative                      920                  2,417                   329                    876
   Franchise fees                                1,088                  3,010                   425                  1,183
   Advertising and promotions                      525                  1,499                   181                    477
   Utilities                                       779                  2,245                   336                    869
   Repairs and maintenance                         753                  2,020                   271                    671
   Management fees                                  55                    160                     0                      0
                                               -------                -------               -------                -------
         Total unallocated operating
            expenses                             4,120                 11,351                 1,542                  4,076
                                               -------                -------               -------                -------

         Gross operating profit                  7,729                 21,720                 2,503                  7,948
                                               -------                -------               -------                -------

   Insurance                                       (82)                  (288)                  (51)                  (157)
                                               -------                -------               -------                -------

         Net operating profit                    7,647                 21,432                 2,452                  7,791
                                               -------                -------               -------                -------

   Lessee overhead                                (520)                (1,424)                 (309)                  (720)
   Percentage lease payments                    (6,882)               (18,932)               (2,364)                (6,882)
                                               -------                -------               -------                -------

         Net income                            $   245                $ 1,076               $  (221)               $   189
                                               =======                =======               =======                =======




              The accompanying notes are an integral part of these
                    condensed combined financial statements.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                        CONDENSED COMBINED STATEMENTS OF CASH FLOWS
       (in thousands, except supplemental non-cash financing activities)

                                                                      (JF Hotel, Inc. and
                                                                      JF Hotel II, Inc.)               (JF Hotel, Inc.)
                                                                       Nine Months Ended               Nine Months Ended
                                                                      September 30, 1996              September 30, 1995
                                                                      ------------------              ------------------
                                                                          (Unaudited)                     (Unaudited)

Cash flows from operating activities:
   Net income                                                              $   1,076                       $     189
   Adjustments to reconcile net income to
      net cash provided by operating activities:
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                                       (461)                           (156)
      Inventory                                                                  (21)                              6
      Prepaid expenses                                                            (5)                            126
      Other assets                                                               (54)                            (40)
   Increase (decrease) in:
      Account payable                                                           (293)                             94
      Accrued expenses                                                           186                             176
      Due to partnership                                                       1,475                             164
                                                                           ---------                       ---------

              Net cash provided by operating activities                        1,903                             559
                                                                           ---------                       ---------

Cash flows from investing activities:
   Purchase of marketable securities                                            (519)                              0
                                                                           ---------                       ---------
              Net cash used in investing activities                             (519)                              0
                                                                           ---------                       ---------

Cash flows from financing activities:
   Dividends paid                                                               (575)                           (349)
                                                                           ---------                       ---------

              Net cash used in financing activities                             (575)                           (349)
                                                                           ---------                       ---------

Net increase in cash and cash equivalents                                        809                             210

Cash and cash equivalents at beginning of period                               2,894                             549
                                                                           ---------                       ---------

Cash and cash equivalents at end of period                                 $   3,703                       $     759
                                                                           =========                       =========

Supplemental non-cash financing activities:
   The Lessee's shareholders repaid due from shareholders from retained earnings in the amount of $41,000 for the period January 1, 1996 through September 30, 1996.

    The accompanying notes are an integral part of these condensed combined financial statements

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         JF Hotel, Inc. was formed primarily to lease and operate hotels owned by Innkeepers USA Trust (including its subsidiaries, the "Company") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership"). As of September 30, 1996, approximately 93.5% of the Partnership was owned by the Company. The principal shareholder of the Lessee is also the President and Chairman of the Board of Trustees of the Company. JF Hotel, Inc. commenced the leasing and operation of seven hotels owned by the Partnership (the "Initial Hotels") on September 30, 1994. The Partnership has acquired fifteen hotels subsequent to September 30, 1994 (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). JF Hotel, Inc. leases and operates seven of the Acquired Hotels, and a total of 14 of the Hotels, owned by the Partnership.

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

         Each Hotel is operated under a franchise license. The cost of obtaining the franchise licenses is paid by the Partnership and the continuing franchise and related fees (generally percentages of room revenue) are paid by the Lessee. The franchise licenses are held by the Lessee.

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

                      JF HOTEL, INC. AND JF HOTEL II, INC.
           NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS, CONTINUED


3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through the year 2006. Minimum future base lease payments under the Percentage Lease agreements, are as follows (in thousands):


                    YEAR                                AMOUNT
                    ----                                ------
                    1996                               $ 2,994
                    1997                                11,975
                    1998                                11,975
                    1999                                11,975
                    2000                                11,975
                    Thereafter                          54,500

         The Lessee has purchased 81,050 common shares of the Company which is included in marketable securities.

4.       SUBSEQUENT EVENTS

         In October 1996, the shareholders of the Lessee formed a sister corporation with common ownership to the Lessee (the Lessee and such sister corporation being referred to collectively hereinafter as the "Lessee") to lease ten hotels acquired by the Partnership in October and November 1996 (the "Acquisition Hotels") under Percentage Leases.

         The Lessee has contracted with Residence Inn by Marriott ("Marriott") to operate the nine Acquisition Hotels which operate as Residence Inn by Marriott hotels under the management agreements between the Lessee and Marriott. The Lessee operates and holds the franchise license for the tenth Acquisition Hotel. There are no separate franchise agreements for eight of the nine Residence Inn Acquisition Hotels operated by Marriott. The Lessee holds the franchise agreement for the ninth Residence Inn Acquisition Hotel operated by Marriott.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed financial statements and related notes thereto.

GENERAL

JF Hotel, Inc. was formed primarily to lease and operate hotels owned by Innkeepers USA Trust (including its subsidiaries, the "Company") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership"). As of September 30, 1996, approximately 93.5% of the Partnership was owned by the Company. The principal shareholder of the Lessee is also the President and Chairman of the Board of Trustees of the Company. JF Hotel, Inc. commenced the leasing and operation of seven hotels owned by the Partnership (the "Initial Hotels") on September 30, 1994. The Partnership has acquired fifteen hotels subsequent to September 30, 1994 (the "Acquired Hotels" and together with the Initial Hotels, the "Hotels"). JF Hotel, Inc. leases and operates seven of the Acquired Hotels, and a total of 14 of the Hotels, owned by the Partnership.

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

Each Hotel is operated under a franchise license. The cost of obtaining the franchise licenses is paid by the Partnership and the continuing franchise fees (generally percentages of room revenue) are paid by the Lessee. The franchise licenses are held by the Lessee.

RESULTS OF OPERATIONS

The Lessee - Actual

         Three months ended September 30, 1996

The Lessee had total revenue of $15,386,000, consisting of $14,425,000 of room revenue and $961,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $6,882,000, $7,739,000 and $520,000, respectively, resulting in net income of $245,000.

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         Three months ended September 30, 1995

The Lessee had total revenue of $5,478,000, consisting of $5,132,000 of room revenue and $346,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $2,364,000, $3,026,000 and $309,000, respectively, resulting in net loss of $221,000.

Room revenues, Percentage Lease payments, hotel operating expenses and overhead expenses increased for the three months ended September 30, 1996 over the three months ended September 30, 1995 primarily due to the number of hotels leased increasing from 7 at January 1, 1995 to 18 at January 1, 1996, and to 22 at September 30, 1996.

Additionally, the gross margin percentage was 77.0% and 73.8% for the three months ended September 30, 1996 and September 30, 1995, respectively. The increase in gross margin percentage is primarily attributable to a 4.7% increase in ADR. Unallocated operating expenses as a percentage of gross operating revenue remained relatively constant at 26.8% and 28.1% for the three months ended September 30, 1996 and September 30, 1995, respectively. Net income as a percentage of gross operating revenue remained relatively constant at 1.6% and (.4)% for the three months ended September 30, 1996 and September 30, 1995, respectively.

         Nine months ended September 30, 1996

The Lessee had total revenue of $42,612,000, consisting of $39,758,000 of room revenue and $2,854,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $18,932,000, $21,180,000 and $1,424,000, respectively, resulting in net income of $1,076,000.

         Nine months ended September 30, 1995

The Lessee had total revenue of $15,752,000, consisting of $14,645,000 of room revenue and $1,107,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $6,882,000, $7,961,000 and $720,000, respectively, resulting in net income of $189,000.

Room revenues, Percentage Lease payments, hotel operating expenses and overhead expenses increased for the nine months ended September 30, 1996 over the nine months ended September 30, 1995 primarily due to the number of hotels leased increasing from 7 at January 1, 1995 to 18 at January 1, 1996, and to 22 at September 30, 1996.

Additionally, the gross margin percentage was 77.6% and 76.3% for the nine months ended September 30, 1996 and September 30, 1995, respectively. The increase in gross margin percentage is primarily attributable to a 4.1% increase in ADR. Unallocated operating expenses

                      JF HOTEL, INC. AND JF HOTEL II, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


as a percentage of gross operating revenue remained relatively constant at 26.6% and 25.9% for the nine months ended September 30, 1996 and September 30, 1995, respectively. Net income as a percentage of gross operating revenue remained relatively constant at 2.5% and 1.2% for the nine months ended September 30, 1996 and September 30, 1995, respectively.

The Lessee - Pro Forma

The following pro forma information is presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented.

         Three months ended September 30, 1996 compared to the three months ended September 30, 1995

Pro forma room revenue increased by $895,000, or 6.5%, from $13,789,000 for the three months ended September 30, 1995 to $14,684,000 for the three months ended September 30, 1996. REVPAR increased 9.6% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 (for the three months ended September 30, 1996 REVPAR results exclude certain room nights due to renovation).

Occupancy, ADR and REVPAR for the hotels on a pro forma basis for the three months ended September 30, 1996 was 84.5%, $77.38 and $65.39, respectively.

         Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995

Pro forma room revenue increased by $3,370,000, or 8.6%, from $39,141,000 for the nine months ended September 30, 1995 to $42,511,000 for the nine months ended September 30, 1996. REVPAR increased 9.2% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 (for the three months ended September 30, 1996 REVPAR results exclude certain room nights due to renovation).

Occupancy, ADR and REVPAR for the hotels on a pro forma basis for the nine months ended September 30, 1996 was 81.4%, $76.62 and $62.37, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,904,000 for the nine months ended September 30, 1996. The Lessee has met all of its obligations under the Percentage Leases since September 30, 1994 (inception). The Lessee has only nominal assets and relies solely on cash flow from the hotels that it leases to satisfy all of its obligations under the Percentage Leases.

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

SUBSEQUENT EVENTS

In October 1996, the shareholders of the Lessee formed a sister corporation with common ownership to the Lessee (the Lessee and such sister corporation being referred to collectively hereinafter as the "Lessee") to lease the Acquisition Hotels acquired by the Partnership.

The Lessee has contracted with Residence Inn by Marriott ("Marriott") to operate the nine Acquisition Hotels which operate as Residence Inn by Marriott hotels under the management agreements between the Lessee and Marriott. The Lessee operates and holds the franchise license for the tenth Acquisition Hotel. There are no separate franchise agreements for eight of the nine Residence Inn Acquisition Hotels operated by Marriott. The Lessee holds the franchise agreement for the ninth Residence Inn Acquisition Hotel operated by Marriott.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION


ITEM 6   Exhibits and Reports on Form 8-K

     (a) Exhibits - None

         Exhibit 27 - Financial Data Schedule (For SEC use only)

     (b) Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              INNKEEPERS USA TRUST



November 14, 1996             /s/ David Bulger
                             ---------------------------------------
                             David Bulger
                             Chief Financial Officer
                             (Principal Financial Officer)