Form 10-K405
period 1996-12-31
INNKEEPERS USA TRUST/FL
filed 1997-03-31
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(MARK ONE)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended DECEMBER 31, 1996
                          ------------------

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from __________ to __________

                        Commission file number[0-24568]
                              INNKEEPERS USA TRUST
             (Exact name of registrant as specified in its charter)

         Maryland                                                             65-0503831
         ---------                                                           -----------
(State or other jurisdiction                                                 (I.R.S. employer
of incorporation or organization)                                            identification no.)
 306 Royal Poinciana Way, Palm Beach, Florida                                33480
---------------------------------------------                                ------
(Address of principal executive offices)                                     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 835-1800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Title of each class              Name of each exchange on which registered
          -------------------              -----------------------------------------
                 None                                               None
------------------------------------   -----------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  COMMON SHARES, par value of $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----   -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 21, 1997, was 22,322,817. The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 21, 1997 was approximately $333,000,000.

                      Documents Incorporated by Reference
                      -----------------------------------

   Portions of the 1996 Innkeepers USA Trust Annual Report to Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Parts I and II hereof. Portions of the 1997 Innkeepers USA Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 7, 1997 are incorporated by reference into Part III hereof. Certain Exhibits to the Company's Registration Statements on Form S-11 (Registration Nos. 33- 81362 and 33-95622) and on Form S-3 (Registration No. 333-12809) are incorporated by reference into Part IV hereto.

                               TABLE OF CONTENTS

                                                                                                                 FORM 10-K
                                                                                                                   REPORT
   ITEM NO.                                                                                                         PAGE
   --------                                                                                                         ----
                                                          PART I

   Item 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
   Item 3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
   Item 4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  29

                                                         PART II

   Item 5.       Market for the Registrant's Common Equity and Related Shareholder Matters  . . . . . . . . . . . . .  29
   Item 6.       Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
   Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  31
   Item 8.       Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
   Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . . . . . . . .  46

                                                         PART III

   Item 10.      Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . .  46
   Item 11.      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46
   Item 12.      Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . .  46
   Item 13.      Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  46

                                                         PART IV

   Item 14.      Exhibits, Financial Statements, Schedules
                 and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46


         THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND WORDS OF SIMILAR IMPORT. SUCH FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ATTENTION SHOULD BE PAID TO THE VARIOUS FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS RISKS," "COMPETITION," "LEVERAGE," ENVIRONMENTAL MATTERS," TAX STATUS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "INTERNAL GROWTH STRATEGY" AND "ACQUISITION STRATEGY." THE COMPANY IS NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL

         OVERVIEW

         Innkeepers USA Trust (the "Company") is a self-administered Maryland real estate investment trust which specializes in the ownership of premier upscale, extended-stay hotels. The Company has elected to be taxed as a real estate investment trust ("REIT"). The Company, through a wholly-owned subsidiary, owns an approximate 81.9% interest in Innkeepers USA Limited Partnership (together with its subsidiaries, the "Partnership"). At December 31, 1996, the Partnership owned 32 hotels ("Hotels") with an aggregate of 3,912 rooms or suites in fourteen states, as follows:

                                        Number                  Number of              Percentage of
              State                   of Hotels               Suites/Rooms              Suites/Rooms
              -----                   ---------               ------------              ------------
          California                    6                          909                      23.2%
          Florida                       4                          475                      12.1
          Michigan                      4                          404                      10.3
          New York                      3                          319                       8.2
          Pennsylvania                  3                          357                       9.1
          Colorado                      2                          284                       7.3
          Georgia                       2                          310                       7.9

                                        Number                  Number of              Percentage of
              State                   of Hotels               Suites/Rooms              Suites/Rooms
              -----                   ---------               ------------              ------------
          Massachusetts                     2                      264                      6.8
          Connecticut                       1                       96                      2.5
          Kansas                            1                       64                      1.6
          Maine                             1                       78                      2.0
          Maryland                          1                      176                      4.5
          New Jersey                        1                       96                      2.5
          Virginia                          1                       80                      2.0
                                          ---                  -------                   ------
                                           32                    3,912                    100.0%

         The Company is one of the largest owners of Residence Inn by Marriott hotels, a premium upscale, extended-stay brand. The following chart summarizes information regarding the Hotels at December 31, 1996.

                                                         Number of                      Number of
          Franchise Affiliation                       Hotel Properties                Suites/Rooms
          ---------------------                       ----------------                ------------
             Extended stay hotels:
                 Residence Inn                               20                          2,323
                                                             --                          -----

             Limited service hotels:
                 Hampton Inn                                  8                          1,059
                 Comfort Inn                                  2                            227
                 Holiday Inn Express                          1                            164
                                                            ---                         ------
                                                             11                          1,450
                                                             --                          -----
             Full service hotels:
                 Sheraton Inn                                 1                            139
                                                            ---                         ------

             Total                                           32                          3,912
                                                             ==                          =====

         The Hotels are leased to JF Hotel, Inc. (or other entities under common ownership, collectively, the "Lessee"), pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases").

         Of the 32 Hotels, the Company acquired the following 14 Hotels during the year ended December 31, 1996:

                          Hotel                                     Number of Suites/Rooms
                          -----                                     ----------------------
         Holiday Inn Express-Lexington, MA                               164
         Residence Inn-Cherry Hill, NJ                                    96
         Residence Inn-Harrisburg, PA                                     80
         Comfort Inn-Woburn, MA (A)                                      100
         Residence Inn-Atlanta (Downtown), GA                            160
         Hampton Inn-Norcross, GA                                        150
         Residence Inn-San Mateo, CA                                     159
         Residence Inn-Silicon Valley I, CA                              231

                          Hotel                                     Number of Suites/Rooms
                          -----                                     ----------------------
         Residence Inn-Silicon Valley II, CA                              247
         Residence Inn-Denver (Downtown), CO                              156
         Residence Inn-Wichita (East), KS                                  64
         Residence Inn-East Lansing, MI                                    60
         Residence Inn-Grand Rapids, MI                                    96
         Residence Inn-Portland, ME                                        78
                                                                      -------
                                                                        1,841
         -----------

         (A)   To be converted to a Hampton Inn


         The Lessee operates 21 of the Hotels. Residence Inn by Marriott, Inc. ("Marriott"), a wholly-owned subsidiary of Marriott International, Inc., operates nine of the Hotels under agreements with the Lessee ("Marriott Management Agreements"), and another unaffiliated party operates two of the Hotels. The Hotels operated by the Lessee and the unaffiliated operator which manages two Hotels are subject to franchise licenses ("Franchise Licenses"). The right to have the nine Marriott-managed Hotels operated as Residence Inn hotels is contained in the Marriott Management Agreements.

         RECENT DEVELOPMENTS

         Acquisitions Completed in 1997-to-Date

         In January 1997, the Partnership acquired a 126-suite Residence Inn in Eden Prairie, Minnesota from an unaffiliated seller for approximately (a) $10,630,000 in cash and (b) common units of limited partnership interest in the Partnership ("Common Units") with an aggregate deemed value at closing of approximately $620,000, based on the then-trading price of the Company's common shares of beneficial interest, par value $.01 per share ("Common Shares"). In February 1997, the Partnership acquired the 114-suite Residence Inn - Arlington, Texas for approximately $10,500,000 in cash and the newly-developed 150-suite Residence Inn - Addison, Texas for approximately $10,200,000 in cash and Common Units with a deemed value at closing of approximately $4,300,000. All three of these newly-acquired Residence Inn hotels are leased to the Lessee under Percentage Leases and managed by Marriott under Marriott Management Agreements.

         1996 Common Share Offering and Related Acquisitions

         In October 1996, the Company completed an offering of 11.5 million Common Shares and received net proceeds of approximately $117 million (the "1996 Offering"). The Company used a portion of the proceeds to complete the acquisition of ten of the Hotels, including seven Residence Inn hotels (the "DeBoer Hotels") acquired from affiliates of Jack P. DeBoer (the "DeBoer Group"). The aggregate purchase prices for these ten Hotels was approximately $142 million, paid with a combination of cash, Common Units, preferred units of limited partnership interest in the Partnership ("Preferred Units"), and the assumption of indebtedness (the "Assumed Indebtedness").

         DeBoer Hotels

         The DeBoer Hotels were acquired from the DeBoer Group for a total purchase price of approximately $108.5 million, consisting of (i) approximately 4,063,329 Preferred Units, which were assumed to have a value of $11.00 per Preferred Unit, (ii) the assumption and immediate repayment of approximately $38.4 million of outstanding mortgage indebtedness and (iii) the assumption of the approximately $24.9 million of Assumed Indebtedness. Additionally, in connection with the acquisition of the DeBoer Hotels by the Company, Marriott received Common Units having a deemed value of $500,000 (the "Release Units") in exchange for releasing the existing management contracts relating to such Hotels.

         The Preferred Units are convertible at any time into Common Units on a one-for-one basis and, beginning in November 1998, may be redeemed for an amount of cash equal to the then-trading value of a Common Share or, at the option of the Company, one Common Share. Assuming full redemption of all Common Units and Preferred Units and the issuance of Common Shares in exchange therefor, the DeBoer Group would own approximately 14.1% of the Common Shares currently outstanding. Following the acquisition of the DeBoer Hotels, Jack P. DeBoer joined the Company's Board of Trustees. Marriott has the right, on or after the first anniversary of the issuance of the Release Units, to redeem each Release Unit for an amount of cash equal to the then-trading value of a Common Share on the NYSE or, at the option of the Company, one Common Share.

         Annual preferred distributions of $1.10 are payable on each Preferred Unit, which may increase to up to $1.155 for each Preferred Unit, based on increases in dividends payable on the Common Shares. Due to the potential adverse tax consequences to members of the DeBoer Group that may result from a sale of the DeBoer Hotels, the Company has agreed with the DeBoer Group that for a period of up to ten years following the closing of the acquisition of the DeBoer Hotels, (i) any taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group and (ii) the Company will maintain at all times outstanding indebtedness of at least approximately $40 million, subject to reduction upon the occurrence of certain events, including certain redemptions or taxable transfers of Preferred Units by the applicable members of the DeBoer Group (the "Required Indebtedness"). In the event that the Company fails to maintain the required level of indebtedness, the Company will be liable for any resulting income tax liabilities incurred by the applicable members of the DeBoer Group.

         Marriott Management

         At December 31, 1996, Marriott managed nine of the Company's Hotels, including the DeBoer Hotels, the Residence Inn - Portland, Maine and the Residence Inn - Atlanta (Downtown), Georgia under Marriott Management Agreements. Marriott also manages the three Residence Inn hotels acquired in 1997-to-date, and the Company expects that Marriott will manage certain additional Residence Inn hotels that may be acquired from Marriott or others in the future, although no assurances can be made in this regard. Hotels managed under Marriott Management

Agreements are not subject to separate franchise agreements. The right to operate these hotels as Residence Inn hotels is contained in the Marriott Management Agreements.

         The Marriott Management Agreements allow the hotels subject thereto to be operated as Residence Inn hotels for an initial term of 13 years, provided that the hotels maintain the standards of the Residence Inn system. The Marriott Management Agreements may be extended by Marriott for an additional term if the Company has achieved a specified return on its initial investment. Marriott may terminate one or more of the Marriott Management Agreements upon the occurrence of certain events, including the Lessee's failure to make any payment or perform other covenants under the Marriott Management Agreements or a bankruptcy of the Lessee or the Company. If a Marriott Management Agreement is terminated for any reason other than a default by Marriott, the hotel to which the agreement relates will not be entitled to operate thereafter as a Residence Inn. Marriott may be terminated as manager of a hotel if certain performance criteria set forth in the relevant Marriott Management Agreement are not met in any two consecutive years beginning with the third anniversary of the acquisition of the hotel, subject to certain exceptions and cure rights. In that event, the Lessee may enter into a then-current form of Residence Inn franchise license and, subject to Residence Inn system requirements and to the Lessee being a then-approved franchisee, continue to operate the hotel as a Residence Inn hotel.

         The Lessee is responsible for making all payments to Marriott under the Marriott Management Agreements. Under each Marriott Management Agreement, the Lessee is required to pay to Marriott a base management fee, a system fee and a marketing fee equal to specified percentages of certain revenues at the relevant Hotel, and an incentive management fee equal to a specified percentage of the Lessee's annual net operating income with respect to the Hotel, after payment of Rent under the Percentage Lease for the Hotel.

         NYSE

         The Common Shares were listed for quotation on The Nasdaq Stock Market until September 24, 1996 under the symbol "NKPR." The Company's Common Shares were listed on the NYSE under the symbol "KPA" commencing September 25, 1996.


         Line of Credit

         In March 1996, the Company's collateralized line of credit ("Line of Credit") with Nomura Asset Capital Corporation ("Lender") was increased to $70 million from $50 million. Additionally, the interest rate on the line of credit was reduced from 225 to 175 basis points over the 30 day LIBOR rate.
The Line of Credit matures in March 1997. The Company has obtained a commitment from the Lender to amend and expand the Line of Credit. The maximum amount available under the amended Line of Credit will be $190 million, including a collateralized facility in the maximum principal amount of $150 million and an uncollateralized facility in the maximum principal amount of $40 million. The maturity date on the amended Line of Credit would be extended to March 2001. The interest rate on the amended Line of

Credit would remain at 175 basis points over the 30 day LIBOR rate for the collateralized facility and would be 195 basis points over the 30 day LIBOR rate for the uncollateralized facility. The interest rate on the uncollateralized facility may be reduced to 185 basis points over 30 day LIBOR if the Company completes in the future certain permanent financing with the Lender in the minimum principal amount of $50 million.

         Investment Agreement of Lessee Shareholders.

         The shareholders of the Lessee, Jeffrey H. Fisher, Chairman of the Company, and Frederic Shaw, President of the Lessee, have agreed that from and after the closing of the 1996 Offering they or their Affiliates will invest 75% of the Lessee's net income (after distributions to pay taxes, establishment of necessary working capital reserves, the payment of rent under the Percentage Leases for the Hotels and the payment of management and other fees payable under management agreements) in Common Shares (or Common Units, if necessary to preserve the Company's REIT status). The Common Shares (or Common Units) will be acquired either directly from the Company at the then-current market price or in the open market, at the election of the Company's independent trustees (the "Independent Trustees"). Messrs. Fisher and Shaw have agreed to hold any such Common Shares (or Common Units) for at least one year after the date of the applicable purchase. At December 31, 1996, the Lessee owned a total of 83,050 Common Shares in addition to the 418,595 Common Shares and Common Units and the 84,608 Common Shares and Common Units beneficially owned by Mr. Fisher and Mr. Shaw, respectively.

         Second Permanent Loan

         In March 1997, the Company fixed the interest rate on $42,000,000 of borrowings previously outstanding under the variable interest rate Line of Credit, by refinancing such amounts as a permanent loan from the Lender ("Permanent Loan"). The Permanent Loan bears interest at an 8.15% fixed annual rate. Interest on the outstanding principal balance of the Permanent Loan will begin to accrue at 13.15% if the outstanding principal balance is not paid in full beginning after the 12th anniversary of the closing of the Permanent Loan. The Permanent Loan may be prepaid in full without penalty on or after the 12th anniversary of the closing of the loan, when the Company expects to pay off in full any remaining principal balance and accrued interest on the Permanent Loan. The Permanent Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the closing of the loan. The Permanent Loan is collateralized by mortgages on eight Hotels.

         Strategic Alliance

         The Company has entered into an alliance with Western International, the nation's largest developer of Residence Inns and other Marriott brand hotels. In conjunction with the alliance, the Company may have the opportunity to acquire certain properties developed by Western International. The Company acquired the Residence Inn-Addison, Texas and the Residence Inn-Arlington, Texas in February 1997 from affiliates of Western International.

         Shelf Registration

         In January 1997, the Company filed a shelf registration with the Securities and Exchange Commission that will enable the Company to offer up to an aggregate $250 million of securities, including Common Stock and Preferred Stock in the future. The Company intends to use the net proceeds from the sale of securities for general corporate purposes, which may include the acquisition of additional hotel properties, making improvements to existing hotel properties and the repayment of indebtedness.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

         The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 on this Form 10-K for certain financial information required to be included in response to this Item 1.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         GENERAL


         The Company is a self-administered Maryland REIT which owned equity interests in the 32 Hotels with an aggregate of 3,912 rooms as of December 31, 1996. Innkeepers Financial Corporation, a wholly-owned subsidiary of the Company, owns an approximate 81.9% interest in and is the sole general partner of Innkeepers USA Limited Partnership. The Hotels are owned both by Innkeepers USA Limited Partnership directly and, as required by lenders or necessary to maintain financing flexibility, in various subsidiary partnerships ("Subsidiary Partnerships"). The Subsidiary Partnerships are owned 1% by either the Company directly (in the case of one Subsidiary Partnership) or wholly-owned subsidiaries of the Company, which serve as the sole general partners, and 99% by Innkeepers USA Limited Partnership, which serves as the sole limited partner. Innkeepers USA Limited Partnership and the Subsidiary Partnerships are referred to herein collectively as the "Partnership."

         In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Partnership leases the Hotels to the Lessee pursuant to the Percentage Leases. The Percentage Leases are designed to allow the Company to participate in growth in room revenues by providing that a portion (ranging from approximately 68% to 70%) of each Hotel's room revenues in excess of specified amounts will be paid by Lessee as percentage rent.

         INTERNAL GROWTH STRATEGY


         The Company seeks to enhance shareholder value through internal growth (i.e., increasing average daily rate and/or occupancy at the Hotels) primarily by seeking to increase Cash Available for Distribution resulting from increased revenue generated by (i) the Lessee's direct marketing programs and sales management policies and procedures pursuant to the

Percentage Leases, including its oversight of sales and marketing efforts at Hotels by third-party operators, (ii) the management skill and broad-based hotel operating experience of Marriott, (iii) selective renovation of the Hotels, (iv) the possible development of new hotels on a selected basis in the future and (v) the possible rebranding and repositioning of existing hotels on a limited and selected basis.

         Percentage Leases

         The Percentage Leases are designed to allow the Company to participate in growth in revenue at the Hotels. Under the Percentage Leases, once applicable room revenues reach certain specified levels ("Revenue Break Points") (subject to annual inflation adjustments), the Company will receive between approximately 68% to 70% of incremental room revenues at the Hotels ("Percentage Rent"). For the year ended December 31, 1996, room revenues from each Hotel exceeded the Revenue Break Points for the payment of the higher tier Percentage Rent under the applicable Percentage Lease. The Percentage Leases provide that annual Base Rent and the Revenue Break Points for the payment of Percentage Rent will be adjusted annually based on changes in the CPI.

         Sales Management

         The Lessee uses market-oriented sales management programs to coordinate, direct and manage the sales activities of personnel located at each Hotel it operates or oversees. Weekly sales reports are generated by each salesperson through the daily input of data that identifies all sales related activities which have taken place during the day (e.g., appointments, sales calls, direct mailings, incoming calls) and the results of such actions (e.g., appointments made, literature sent, rooms reserved). Each salesperson also inputs any comments made by prospective or existing customers, the potential for new or continued business and the timing of the follow-up action required. Additionally, sales reports permit management to promptly evaluate a salesperson's productivity as measured by the quantity of sales calls, sales call results and number of group bookings. These sales reports also allow comparisons of the ongoing sales efforts at the applicable Hotel to the marketing and business plan established for each Hotel and allow management to adapt the marketing and business plan accordingly. The third-party managers, including Marriott, use focused, well-developed sales management programs at the Hotels operated by those managers. The Company employs three regional managers to oversee sales and marketing efforts at the Lessee-operated Hotels, and to review those efforts at Hotels managed by third-parties.

         Capital Improvements, Renovation and Refurbishment

         The Percentage Leases require the Lessee to maintain the Hotels in a condition that complies with their respective Franchise Licenses and the Marriott Management Agreements, among other requirements. In addition, the Company may upgrade the Hotels as needed to meet competitive conditions and preserve asset quality and will renovate Hotels when the Company believes the investment in renovations will provide an attractive return to the Company through increased revenue under the Percentage Leases or is otherwise in the best interests of the Company.

         This strategy is designed to enhance internal revenue growth, to preserve and increase the value of each Hotel and to maintain or increase each Hotel's market share. The Company will schedule renovations to the Hotels in order to implement this strategy and as otherwise may be required by a particular franchisor in accordance with the applicable Franchise License or by Marriott pursuant to the Marriott Management Agreements.

         The Percentage Leases obligate the Partnership to make available to the Lessee an amount equal to 4% of room revenue, per quarter, for use by the Lessee (or Marriott, under the Marriott Management Agreements) to repair or replace furniture, fixtures and equipment at the Hotels. The Lender has required that the amount made available for such purposes for the eight Hotels securing the Permanent Loan be 5% of room revenue of such Hotels. The Partnership's obligation is cumulative and carries forward to the extent that such amounts are not used by the Lessee (or Marriott).

         ACQUISITION STRATEGY

         The Company seeks to acquire additional hotels, primarily in the premier upscale extended-stay segment and underperforming hotels that can be renovated and converted to premium mid-price franchise brands. In particular, the Company has increasingly emphasized the acquisition of hotel portfolios in order to capitalize on the Company's efficiency and experience in acquisition analysis and transaction structuring and to enable the Company to more rapidly expand its hotel portfolio.

         Target Markets. In general, the Company focuses on acquisitions in markets with the following characteristics:

         . high barriers to entry, such as the scarcity or high cost of land for additional development, restrictive zoning, stringent local development laws, extended permit-approval processes, and a relatively low supply of competing hotels;

         . historically stable demand generators, such as major corporate office or retail complexes, airports, major universities and medical centers with convenient access to major thoroughfares and airports; and

         . proximity to the Company's existing Hotels, where the Company may draw upon its knowledge of local market conditions and develop certain economies of scale.

         Premier Upscale Extended-Stay Hotels. The Company has focused and will continue to focus its acquisition strategy on premier upscale extended-stay hotels primarily as a result of the following factors:

         . current social and economic changes resulting from the increased number of corporate reorganizations and trends toward downsizing and out-sourcing of various functions, the increased mobility of the workforce and technological improvements, which have allowed businesses to relocate outside of large metropolitan areas, all of which have increased the demand for extended-stay hotels;

         . the demand for hotel rooms by guests who stay longer than five consecutive room nights has substantially exceeded the number of currently existing extended-stay hotel rooms, according to industry sources;

         . extended-stay hotels offer a more consistent revenue stream due to generally higher average occupancy and longer average stays by guests than in traditional hotels; and

         . the strong performance of the Company's existing portfolio of premier upscale extended-stay hotels, which generated revenue per available room for the applicable period, calculated by dividing room revenue by available rooms ("REVPAR") growth of 11.2% for the year ended December 31, 1996.

         Underperforming Hotels. The Company will consider investments in hotels with the potential for refurbishment and repositioning, on a limited and selected basis, which meet the following criteria:

         . poorly managed hotels which have the potential for increased performance after the implementation of quality management and association with a national franchisor;

         . hotels in deteriorated physical condition which could benefit significantly from renovations; and

         . hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn and Courtyard by Marriott.

         Turnkey Development

         The Company may also seek to obtain certain of the benefits of development without incurring certain of the risks of development, by (a) acquiring newly-developed hotels or (b) contracting with developers to build hotels that the Company will buy upon completion. The Company has established and is pursuing relationships with certain developers, such as Western International, who have established good relationships with the owners of the Company's preferred hotel brands, including Marriott. The Company would seek established developers who have demonstrated, among other things, the ability to (a) find attractive sites which, when developed, would meet the Company's acquisition criteria and (b) manage the franchise brand approval and development processes.

         PROPERTY OPERATIONS

         The Lessee

         The Company believes that the quality of the on-site hotel operators is important to the future growth in Percentage Lease revenue from the Hotels. The Lessee leases all of the Hotels pursuant to the Percentage Leases and operates 21 of the Hotels. Marriott operates twelve Residence Inn Hotels (including three Hotels purchased in 1997) pursuant to the Marriott Management Agreements. Marriott is the largest operator of upscale extended-stay hotels in the U.S., with 108 extended-stay hotels under management as of August 9, 1996. The Company believes that Marriott's management of Hotels will enable the Company to realize the benefits of Marriott's resources and broad-based hotel operations experience in order to enhance the Company's ability to grow.

         The Lessee is owned by Mr. Fisher and Mr. Shaw and employs currently approximately 1,150 people. Under the Percentage Leases, the Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry, and repair and maintenance. The Lessee employs three regional managers who oversee the operation of all of the Hotels. The Lessee is entitled to all revenue from the Hotels after payment of Rent under the Percentage Leases and other operating expenses, including any management fees payable to third-party managers.

         The Hotels not operated under Marriott Management Agreements are operated under franchise agreements and are licensed as Hampton Inn, Residence Inn, Sheraton Inn, Comfort Inn or Holiday Inn Express hotels. The Partnership has paid or will pay the cost of obtaining or transferring franchise license agreements to the Lessee. The franchise agreements require the payment of fees based on a percentage of hotel room revenue. These fees are paid by the Lessee. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. See "Properties -- The Percentage Leases" for further information on the Percentage Leases.

         COMPETITION


         For Guests

         The hotel industry, and the upscale extended-stay and mid-price segments of the lodging market in which the Company operates, is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, service levels, reputation, reservation systems, convenience of location and the supply and availability of alternative lodging. The Hotels compete with other existing and new hotels in their geographic markets. The extended-stay and mid-price segments of the hotel industry have become more competitive recently, as several new competitors have entered the market. Many of the Company's competitors have substantially greater marketing and financial resources than the

Company and the Lessee. Each of the Hotels is located in a developed area that includes other hotels, many of which are competitive with the Hotels in their locality. The number of competitive hotels in a particular area could have a material adverse effect on the revenues derived from the Hotels or hotels acquired in the future. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve hotels in the market in which the Company competes or markets in which it will compete, thereby materially adversely affecting the Company's business and results of operations.

         For Acquisitions

         Competition exists for investment opportunities in upscale extended-stay and mid-price hotels from entities organized for purposes substantially similar to the Company's objectives as well as other purchasers of hotels. The Company may be competing for such hotel investment opportunities with entities that have substantially greater financial resources than the Company or better relationships with franchisors, sellers or lenders. These entities may also generally be able to accept more risk than the Company prudently can manage. Competition may generally reduce the number of suitable hotel investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell, thereby increasing prices.

         BUSINESS RISKS

         Dependence on Payments under Percentage Leases; Lack Of Control

         Certain rules relating to the qualification of a REIT prohibit a REIT
from operating hotels.   Therefore, the Company leases the Hotels to the Lessee
pursuant to the Percentage Leases. The Company's primary source of revenue is rent payments under the Percentage Leases. The Company must rely on the Lessee and any third-party managers retained by the Lessee, such as Marriott and TMH Hotels, Inc. ("TMH"), an unaffiliated operator that manages two of the Hotels, to operate effectively the Hotels in a manner that generates sufficient cash flow to enable the Lessee to make the rent payments under the Percentage Leases. Ineffective operation of the Hotels may result in the Lessee being unable to pay rent to the Company, including the higher tier percentage rent necessary for the Company to fund its current level of distributions to shareholders.

         The Company cannot operate the Hotels or participate in the decisions affecting the daily operations of the Hotels. Other than as set forth in the applicable Percentage Lease, the Company does not have the authority to require a Hotel to be operated in a particular manner, or to govern any particular aspect of its operation (e.g., setting room rates). Thus, even if the Company's management believes a hotel is being operated inefficiently or in a manner that does not result in a maximization of Rent to the Company, the Company cannot require a change in the method of operation. The Company is limited to seeking redress only if the Lessee violates the terms of the Percentage Leases, and then only to the extent of the remedies set forth therein.

         Growth Risks - Availability of Capital; Risks of Rapid Growth; Dependence on Third Party Managers

         The ability of the Company to implement its growth strategy depends on access to capital necessary to invest in additional hotels through the use of borrowings, subsequent issuances of Common Shares or other securities or operating cash flow. The Company currently has an arrangement with one lender to provide debt financing.

         The Company's ability to grow is also dependent upon the ability of the Lessee and any third-party manager retained by the Lessee, such as Marriott, to manage effectively the Hotels, as well as any additional hotels in which the Company invests. The Lessee's or third-party managers' ability to operate additional hotels under Percentage Leases and/or management agreements with Marriott or other third parties including TMH, with current staffing levels and office locations, may diminish as the Company acquires additional hotels. Such growth may require the Lessee to hire additional personnel, engage additional third-party managers, and to operate in new geographic locations. There can be no assurance that the Lessee or its third-party managers will effectively operate the Hotels. In the event that the Lessee and its third-party managers fail to effectively operate the Hotels, the Company's internal growth strategy and acquisition strategy would be more difficult to achieve and, therefore, Cash Available for Distribution to shareholders could be adversely affected.

         Operating Costs and Capital Expenditures; Hotel Renovation

         Hotels in general, including the Hotels, have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment at the hotels. Under the terms of the Percentage Leases, the Company is obligated to pay the cost of certain capital expenditures at the Hotels and pay for furniture, fixtures and equipment. If these expenses exceed the Company's estimate, the additional cost could have an adverse effect on the cash available for distribution to shareholders. In addition, the Company may acquire hotels in the future that require significant renovation. Renovation of hotels involves certain risks, including construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition in the local geographic market.

         Operating Risks

         The Hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Hotels, and there can be no assurance that such volatility will not occur in the future. These risks include, among other things, economic recessions; competition from other hotels; over-building in the hotel industry which has adversely affected occupancy, ADR and REVPAR; increases in operating costs due to inflation and other factors, which increases have not in recent years been, and may not necessarily in the future be, offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees for hotels acquired by the Company in the future; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could decrease room revenue of the Hotels and adversely affect the Lessee's ability to make payments of rent under the Percentage Leases to the Company, including payments at the higher tier percentage rent levels.

         Risks of Operating Hotels under Franchise Licenses and Marriott Management Agreements

         The continuation of the franchise licenses under which certain of the Hotels are operated is subject to specified operating standards and other terms and conditions. The franchisors that have issued or will issue the franchise licenses periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of the Partnership or the Lessee to maintain such standards respecting a Hotel or to adhere to such other terms and conditions could result in the loss or cancellation of a franchise license.
The Marriott Management Agreements will allow the Hotels subject thereto to be operated as Residence Inn hotels so long as the Company does not breach its obligations under the Percentage Leases relating to such Hotels. Continued operation of such Hotels as Residence Inn hotels also requires the Company to make capital improvements as required by Marriott to maintain the hotel in accordance with system standards. It is possible that a franchisor or Marriott, as applicable, could condition the continuation of a franchise license or a Marriott Management Agreement, as applicable, on the completion of capital improvements which the Board of Trustees determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected Hotel. In that event, the Board of Trustees may elect to allow the franchise license or Marriott Management Agreement to lapse or be terminated. In addition, when the term of a franchise license or a Marriott Management Agreement expires, the franchisor or Marriott has no obligation to issue a new franchise license or management agreement, as applicable, for the Hotel. The loss of a franchise license or a Marriott Management Agreement could have a material adverse effect upon the operations or the underlying value of the Hotel covered by the franchise license or a Marriott Management Agreement because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor or Marriott. The loss of a franchise license or Marriott Management Agreement for one or more of the Hotels could also have a material adverse effect on rent under the Percentage Leases and Cash Available for Distribution to shareholders.

         Investment Concentration in Single Industry; Emphasis on Upscale Extended-Stay Market Segment; and Emphasis on Residence Inn and Hampton Inn Hotels

         The Company's current growth strategy is to acquire operating hotels, primarily premier upscale extended-stay hotels. The Company will not seek to invest in assets selected to reduce the risks associated with an investment in the hotel industry, and is subject to risks inherent in concentrating investments in a single industry and in a single market segment within that industry. The Company intends to emphasize the acquisition of Residence Inn hotels in its acquisition strategy. The Company will be subject to risks inherent in concentrating investments in any franchise brand, in particular the Residence Inn and the Hampton Inn brands, such as a reduction in business following any adverse publicity related to a brand, which could have an adverse effect on the Company's Rent under the Percentage Leases and Cash Available for Distribution to shareholders.

         Concentration of Investments in California, Florida and Michigan

         Six of the 32 Hotels are located in California, and four are located in each of Florida and Michigan. The concentration of the Company's investments in California, Florida and Michigan could result in adverse events, or conditions which affect those areas in particular, such as economic recessions and natural disasters, having a more significant negative effect on the operations of the combined Hotels, and ultimately cash distributions to shareholders of the Company, than if the Company's investments were more geographically diverse.

         Ownership Limitation

     In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Furthermore, if any shareholder or group of shareholders of the Lessee owns, actually or constructively, 10% or more of the shares of beneficial interest of the Company, the Lessee could become a related-party tenant of the Company and the Partnership, which likely would result in loss of REIT status for the Company. For the purpose of preserving the Company's REIT qualification, the Company's Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than 9.8% of the outstanding Common Shares or any other class of outstanding shares of beneficial interest by any shareholder or group (including affiliates of Mr. Fisher) subject to adjustment under certain circumstances (the "Ownership Limitation"). Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation. The Board of Trustees has waived the Ownership Limitation in the case of a specific mutual fund investment family on one occasion. Any transfer of shares of beneficial interest that would prevent the Company from continuing to qualify as a REIT under the Code will be void ab initio, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated "Shares-in-Trust." Further, the Company shall be deemed to have been offered Shares-in-Trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date the Company accepts the offer and the price per share in the transaction that created such Shares-in-Trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the recordholder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are redeemed, if the market price falls between the date of purchase and the date of redemption.

         General Risks of Investing in Real Estate

         The Hotels are subject to varying degrees of risk generally incident to the ownership of real property. Income from the Hotels may be adversely affected by adverse changes in national economic conditions, adverse changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, competition from other hotels, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, particularly in older structures, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws, and other factors which are beyond the control of the Company.

         Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions is limited. In particular, the Company may not sell any of the DeBoer Hotels in a taxable transaction for a period of up to ten years following the closing of the Offering, without the consent of the applicable members of the DeBoer Group. Ceratin provisions of the Marriott Management Agreement may also limit or delay the Company's ability to sell or refinance the Hotels subject to such agreement.

         Each Percentage Lease specifies comprehensive insurance to be maintained on each of the Hotels, including liability, property and casualty and extended coverage. Management of the Company believes that such specified coverage is of the type and amount customarily obtained by owners of hotels similar to the Hotels. Percentage Leases for subsequently acquired hotels will contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable and which may impact certain of the Hotels.

         All six of the Hotels in California are located in areas that are subject to earthquake activity. These Hotels are located in areas of high seismic risk and were constructed under pre-1985 building codes. No assurance can be given that an earthquake would not render significant damage to the Hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk. Additionally, areas in Florida where four of the Hotels are located may experience hurricane or high-wind activity. The Company has earthquake insurance policies on the Hotels located in California and hurricane insurance policies on the Hotels located in Florida. The Company's Board of Trustees has used and will use its discretion in determining amounts, coverage limits and deductibility provisions for insurance, with a view to maintaining appropriate insurance coverage on the Company's investments at a reasonable cost and on suitable terms, and may from time to time elect not to carry earthquake or hurricane insurance. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to a Hotel.

         Conflicts of Interest

         Conflicts of interest exist between the Company, the Lessee and Mr. Fisher (Chairman of the Board of Trustees and President of the Company and the majority shareholder of the Lessee) with respect to the negotiation and enforcement of the terms of the Percentage Leases. Conflicts also exist related to possible adverse tax consequences to Mr. Fisher and his affiliates upon a sale, refinancing or prepayment of indebtedness secured by certain Hotels contributed to the Company by his affiliates. Additionally, the Company relies substantially on Mr. Fisher and conflicting demands on his time occur, which could lead to decisions which do not reflect solely the interests of the Company's shareholders. Mr. Fisher and his affiliates may develop new hotels, subject to certain limitations, which may materially affect the amount of time Mr. Fisher has available to devote to the affairs of the Company. Hotels developed by Mr. Fisher and his affiliates could compete with the Hotels or hotels acquired in the future by the Company.

         Mr. DeBoer, who is the largest shareholder of the Company, on a fully diluted basis, and who serves as a Trustee of the Company, and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. Mr. DeBoer is the President, Chairman of the Board and a major shareholder of Candlewood Hotel Company, Inc. ("Candlewood"), a public hotel company that is the owner, operator and franchisor of Candlewood hotels, an economy extended-stay hotel chain recently founded by Mr. DeBoer. Hotels developed by Mr. DeBoer and his affiliates, including Candlewood hotels, may compete with the Company's hotels for guests, and other hotel companies with which Mr. DeBoer is affiliated, including Candlewood, may compete with the Company for acquisition opportunities. Accordingly, the interests of the Company and Mr. DeBoer could be different in connection with matters relating to the Company's Hotels or proposed acquisitions that are competitive with hotels owned or being considered for acquisition or development by Mr. Deboer and his Affiliates.

         Due to the potential adverse tax consequences to the DeBoer Group that may result from the sale of or refinancing or prepayment of indebtedness associated with the DeBoer Hotels, the Company has agreed with the DeBoer Group that, for a period of up to ten years following the closing of the acquisition of the DeBoer Hotels, (i) any taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group, which may cause the Company to be unable to sell some or all of the DeBoer Hotels in circumstances in which it would be advantageous to do so, and (ii) the Company will maintain the Required Indebtedness.

         LEVERAGE

         To the extent the Company continues to incur debt, its debt service requirements will reduce Cash Available for Distribution to shareholders. Variable rate debt, such as the Line of

Credit, creates higher debt service requirements if interest rates increase, which may decrease Cash Available for Distribution to shareholders. There can be no assurances that the Company will be able to meet its debt service obligations and, to the extent that it cannot, the Company risks the loss of some or all of its assets, including the Hotels securing such debt, to foreclosure. Changes in economic conditions could result in higher interest rates on variable rate debt, including borrowings under the Line of Credit, reduce the availability of debt financing generally or at rates deemed favorable to the Company, reduce Cash Available for Distribution to shareholders and increase the risk of loss upon a sale or foreclosure. While it has not done so to date, the Company also may obtain one or more forms of interest rate protection on variable rate debt (e.g., swap agreements or interest rate cap contracts) and will consider additional long-term fixed-rate financing to further hedge against the possible adverse effects of interest rate fluctuations. Adverse economic conditions could cause the terms on which borrowings become available to be less favorable than at present. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in Hotels or lose one or more Hotels to foreclosure, either of which could result in a material financial loss to the Company.

         ENVIRONMENTAL MATTERS

         Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the Hotels, the Company, the Partnership or the Lessee, as the case may be, may be potentially liable for any such costs.

         Phase I environmental site assessments ("ESAs") were obtained on all Hotels acquired by the Partnership. The Company intends to obtain an ESA on any other hotel acquired in the future. The ESAs are and were intended to identify potential environmental contamination for which the Hotels may be responsible. The ESAs included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The ESAs did not include invasive procedures, such as soil sampling or ground water analysis.

         The ESAs have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these ESAs do not reveal all environmental liabilities or that there are material environmental liabilities or compliance concerns of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Partnership, the Lessee or the Company.

         TAX STATUS

         The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1994. If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the Company level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the holders of Common Shares in any such year will not be deductible by the Company. If the Internal Revenue Service were to challenge successfully the tax status of the Partnership or any Subsidiary Partnership as a partnership for federal income tax purposes, the Partnership or Subsidiary Partnership would be taxable as a corporation. In such event, the Company would likely cease to qualify as a REIT for a variety of reasons. Although the Company does not intend to request a ruling from the Service as to its REIT status or the partnership status of the Partnership or Subsidiary Partnerships, the Company has, in the past, obtained the opinion of its legal counsel that, as of the date of the opinion, the Company qualifies as a REIT. The opinion was based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property.

ITEM 2.  PROPERTIES

         The following tables set forth certain information with respect to the Hotels that were owned by the Company as of December 31, 1996.

                                                                      YEAR ENDED DECEMBER 31, 1996
                                                         ----------------------------------------------------
                                                NUMBER   PROFORMA     PROFORMA
                                         YEAR  OF SUITES/  ROOM         LEASE
                                        OPENED   ROOMS  REVENUE(1)   PAYMENT(1)  OCCUPANCY     ADR     REVPAR
                                        ------   -----  ----------   ----------  ---------     ---     ------
Residence Inn:
   Fremont, CA  . . . . . . . . . . . .  1985      80  $2,611,000  $1,205,000       85.95%  $103.74    $89.16
   Mountain View (Palo Alto), CA  . . .  1985     112   4,560,000   2,645,000       92.55    120.19    111.24
   San Jose, CA   . . . . . . . . . . .  1986      80   2,826,000   1,352,000       93.65    103.07     96.53
   San Mateo, CA  . . . . . . . . . . .  1985     159   5,716,000   2,956,000       92.64    106.02     98.22
   Silicon Valley I, CA   . . . . . . .  1983     231   7,711,000   4,313,000       91.74     99.42     91.21
   Silicon Valley II, CA  . . . . . . .  1985     247   8,254,000   4,587,000       91.28    100.02     91.30
   Denver (Downtown), CO  . . . . . . .  1982     156   4,027,000   1,693,000       86.29     81.73     70.52
   Denver (South), CO   . . . . . . . .  1981     128   3,623,000   1,779,000       91.33     84.67     77.33
   Windsor, CT  . . . . . . . . . . . .  1986      96   2,538,000   1,042,000       82.10     87.97     72.22
   Atlanta (Downtown), GA   . . . . . .  1996     160     (2)       1,260,000(2)    (2)       (2)       (2)
   Wichita East, KS   . . . . . . . . .  1981      64   1,506,000     578,000       81.10     79.30     64.31
   Portland, ME   . . . . . . . . . . .  1996      78     (2)         430,000(2)    (2)       (2)       (2)
   East Lansing, MI   . . . . . . . . .  1984      60   1,385,000     581,000       85.16     74.08     63.09
   Grand Rapids, MI   . . . . . . . . .  1984      96   2,113,000     924,000       84.13     71.47     60.13
   Troy (Central), MI   . . . . . . . .  1986     152   4,198,000   2,132,000       93.35     80.83     75.46
   Troy (Southeast), MI   . . . . . . .  1985      96   2,530,000   1,188,000       85.83     83.88     71.99
   Cherry Hill, NJ  . . . . . . . . . .  1989      96   2,884,000   1,315,000       89.15     92.07     82.07
   Binghamton, NY   . . . . . . . . . .  1987      72   1,848,000     835,000       82.94     84.55     70.13
   Harrisburg, PA   . . . . . . . . . .  1988      80   2,100,000     903,000       84.84     84.52     71.71
   Richmond, VA   . . . . . . . . . . .  1986      80   2,112,000     933,000       88.49     81.52     72.14

Hampton Inn:
   Naples, FL   . . . . . . . . . . . .  1990     107   1,867,000     819,000       71.74     66.47     47.68
   Tallahassee, FL  . . . . . . . . . .  1993      93   1,674,000     842,000       81.84     60.11     49.19
   West Palm Beach, FL  . . . . . . . .  1986     136   1,845,000     655,000       67.73     54.72     37.06
   Norcross, GA   . . . . . . . . . . .  1996     150      (2)        665,000(2)    (2)       (2)       (2)
   Germantown, MD   . . . . . . . . . .  1987     176   2,214,000     976,000       54.95     62.53     34.36
   Albany/Latham, NY  . . . . . . . . .  1990     126   2,040,000   1,005,000       72.38     61.12     44.23
   Islandia (Long Island), NY   . . . .  1988     121   2,588,000   1,232,000       76.45     76.45     58.44
   Willow Grove (Philadelphia), PA  . .  1991     150   3,245,000   1,743,000       82.22     71.90     58.12

Comfort Inn:
   Woburn, MA(3)  . . . . . . . . . . .  1981     100      (2)        210,000(2)    (2)       (2)       (2)
   Allentown, PA  . . . . . . . . . . .  1990     127   1,913,000     987,000       73.56     55.95     41.15

Holiday Inn Express:
   Lexington, MA(4)   . . . . . . . . .  1971     164   2,635,000     992,000       67.95     64.60     43.90

Sheraton Inn:
   Fort Lauderdale, FL  . . . . . . . .  1988     139   2,493,000   1,173,000       83.86     58.45     49.01

Consolidated Total/
Weighted average  . . . . . . . . . . .
                                           3,912      $85,056,000 $43,950,000       82.49%   $82.28    $67.87
------------------------                   =====      =========== ===========

(1) Represents Percentage Lease payments of rent from the Lessee to the Partnership calculated on a proforma basis by applying the rent provisions in the Percentage Leases using historical room revenues from the hotels for the year ended December 31, 1996 as if the Partnership had owned the Hotels and the Percentage Leases had been in effect since January 1, 1996.

(2) Includes base rent of $2,565,000, but not percentage rent, under the percentages leases for three newly developed hotels and one hotel closed for a portion of 1996 due to renovation.
(3) The Company has received a commitment from Promus for a Hampton Inn Franchise License for the Comfort Inn-Woburn, Massachusetts Hotel, subject to the completion of certain renovations and improvements which are expected to be completed during May 1997.
(4) The Company has received a commitment from Holiday Inn Franchising for a Holiday Inn Express & Suites Franchise License for the Holiday Inn Express-Lexington, Massachusetts hotel, subject to the completion of certain renovations and improvements, which are expected to be completed in May of 1997.


    The following are more detailed descriptions of each of the Hotels:

              Hotel                     Location                   Competition
              -----                     --------                   -----------
UPSCALE EXTENDED-STAY(1):
  1. Residence Inn  . . . . . .  Fremont, CA           Woodfin Suites-Fremont, Crown
                                                       Sterling Suites-Fremont, Marriott
                                                       Courtyard-Fremont and Hilton-
                                                       Fremont/Newark

  2. Residence Inn  . . . . . .  Mountain View         Woodfin Suites-Sunnyvale,
                                 (Palo Alto), CA       Summerfield Suites-Sunnyvale and
                                                       Hyatt Rickey's-Palo Alto

  3. Residence Inn  . . . . . .  San Jose, CA          Marriott Courtyard-San Jose,
                                                       Pruneyard, Summerfield Suites and
                                                       Campbell Inn

  4. Residence Inn  . . . . . .  San Mateo, CA         Summerfield Suites, Holiday Inn and
                                                       Hotel Sofitel

  5. Residence Inn-
     Silicon Valley I   . . . .  Sunnyvale, CA         Woodfin Suites-Sunnyvale,
                                                       Summerfield Suites-Sunnyvale,
                                                       Summerfield Suites-San Jose and
                                                       Homewood Suites
  6. Residence Inn-
     Silicon Valley II  . . . .  Sunnyvale, CA         Woodfin Suites-Sunnyvale,
                                                       Summerfield Suites-Sunnyvale,
                                                       Summerfield Suites-San Jose and
                                                       Homewood Suites

  7. Residence Inn  . . . . . .  Denver (Downtown), CO Holtz Suites, Embassy Suites and
                                                       Apartments, Holiday Inn, Oxford
                                                       Hotel and Burnsley

  8. Residence Inn  . . . . . .  Denver (South), CO    Woodfin Suites-Denver South, Holtz
                                                       Suites, Residence-Denver South,
                                                       Marriott Courtyard-Denver Tech
                                                       Center and Hyatt-Denver Tech Center

              Hotel                     Location                   Competition
              -----                     --------                   -----------
  9.     Residence Inn  . . . .  Windsor, CT           Homewood Suites-Bradley Airport,
                                                       Marriott Courtyard-Windsor, Clarion
                                                       Suites-Manchester/Hartford,
                                                       Sheraton-Bradley Airport,
                                                       Centennial Inn Suites-Farmington
                                                       and Holiday Inn-Bradley Airport

  10.    Residence Inn  . . . .  Atlanta (Downtown),   Ritz Carlton, Marriott Marquis,
                                 GA                    Quality Suites and Westin

  11.    Residence Inn  . . . .  Wichita East, KS      Candlewood Suites, the Inn at
                                                       Tallgrass (country club), Club
                                                       House Inn, Marriott and North Rock
                                                       Inn

  12.    Residence Inn  . . . .  Portland, ME          Embassy Suites, Marriott, Radisson,
                                                       Regency, corporate apartments and
                                                       beach house rentals

  13.    Residence Inn  . . . .  East Lansing, MI      Clubhouse Inn, Comfort Inn,
                                                       Fairfield Inn, Quality Suites,
                                                       Marriott and Club Meridian
                                                       Apartments

  14.    Residence Inn  . . . .  Grand Rapids, MI      Holiday Inn-Crowne Plaza, Hilton
                                                       Inn, New England Suites and
                                                       Lexington Hotel

  15.    Residence Inn  . . . .  Troy (Central), MI    Hilton Suites-Auburn Hills, Hilton-
                                                       Northfield, Guest Quarters-Troy,
                                                       Marriott-Troy and Homewood Suites-
                                                       Warren

  16.    Residence Inn  . . . .  Troy (Southeast), MI  Homewood Suites-Warren, Hilton
                                                       Suites-Auburn Hills, Residence Inn-
                                                       Warren and Guest Quarters-Troy


  17.    Residence Inn  . . . .  Cherry Hill, NJ       Summerfield Suites-Mt. Laurel,
                                                       Clarion-Mt. Laurel, Travelodge-Mt.
                                                       Laurel and Hilton-Cherry Hill


              Hotel                     Location                   Competition
              -----                     --------                   -----------
  18.    Residence Inn  . . . .  Binghamton, NY        Holiday Inn-Vestal, Holiday Inn-
                                                       Hawley and Best Western-Regency

  19.    Residence Inn  . . . .  Harrisburg, PA        Marriott-Harrisburg, Homewood
                                                       Suites-Mechanicsburg, Best Western
                                                       Crown-Harrisburg and Doubletree-
                                                       Harrisburg

  20.    Residence Inn  . . . .  Richmond, VA          Marriott Courtyard-Richmond West,
                                                       Embassy Suites-Richmond West and
                                                       Hyatt-Richmond West
  MID-PRICE:
  21.    Hampton Inn  . . . . .  Naples, FL            Inn of Naples-Naples, Best Western
                                                       Naples Inn-Naples, Quality Inn-
                                                       Gulfcoast, Comfort Inn-Naples Bay,
                                                       Wellesley Inn-Naples and Courtyard
                                                       by Marriott-Naples

  22.    Hampton Inn  . . . . .  Tallahassee, FL       Shoney's Inn-Tallahassee, La Quinta
                                                       Inn-Tallahassee, Cabot Lodge-
                                                       Tallahassee and Comfort Inn-
                                                       Tallahassee

  23.    Hampton Inn(3) . . . .  West Palm Beach, FL   Holiday Inn-Palm Beach
                                                       International Airport, Radisson
                                                       Suites-Palm Beach International
                                                       Airport, Wellesley Inn-West Palm
                                                       Beach, Comfort Inn-West Palm  Beach
                                                       Turnpike and Best Western-West Palm
                                                       Beach

  24.    Hampton Inn  . . . . .  Norcross, GA          Courtyard by Marriott-Norcross,
                                                       Holiday Inn Select-Norcross and
                                                       Marriott Hotel-Norcross

  25.    Hampton Inn(2) . . . .  Germantown, MD        Courtyard by Marriott-Gaithersburg,
                                                       Holiday Inn-Gaithersburg, Hilton-
                                                       Gaithersburg, Courtyard by
                                                       Marriott-Rockville and Woodfin
                                                       Suites-Rockville

  26.    Hampton Inn  . . . . .  Albany/Latham,NY      Holiday Inn Express-Albany Airport,
                                                       Hampton Inn-Albany/Wolf Rd., Red
                                                       Roof Inn-Albany Airport, Comfort
                                                       Albany Airport, Best Western-
                                                       Clifton Park and Courtyard by
                                                       Marriott-Albany

              Hotel                     Location                   Competition
              -----                     --------                   -----------
  27.    Hampton Inn  . . . . .  Islandia (Long        Hampton Inn-Commack, Holiday Inn-
                                 Island), NY           Ronkonkoma, Sheraton-Smithtown,
                                                       Best Western-Patchogue and
                                                       Radisson-Islandia

  28.    Hampton Inn  . . . . .  Willow Grove          Courtyard by Marriott-Willow Grove,
                                 (Philadelphia), PA    Days Inn-Horsham, Residence Inn by
                                                       Marriott-Willow Grove and Holiday
                                                       Inn-Fort Washington

  29.    Comfort Inn(2)(3)  . .  Woburn, MA            Red Roof Inn-Woburn, Courtyard by
                                                       Marriott-Woburn and Suisse Chalet-
                                                       Woburn

  30.    Comfort Inn  . . . . .  Allentown, PA         Hampton Inn-Allentown, Holiday Inn-
                                                       Allentown, Comfort Suites-
                                                       Allentown/Bethlehem and Holiday
                                                       Express-Allentown

  31.    Holiday Inn Express(2)  Lexington, MA         Ramada Inn-Bedford, Howard Johnson-
                                                       Burlington and Travelodge-Bedford

  32.    Sheraton Inn(3)  . . .  Fort Lauderdale, FL   Guest Quarters-Cypress Creek,
                                                       Marriott-Cypress Creek, Best
                                                       Western-Cypress Creek, Hampton Inn-
                                                       Fort Lauderdale/Cypress Creek and
                                                       Westin-Cypress Creek
----------------

(1) Residence Inn hotels offer a standard amenities package that generally includes a gatehouse with fireplace lounge, laundry facility, one or more meeting rooms and kitchen facilities, a swimming pool, a whirlpool, a picnic area with gas grill and an all-purpose sports court. Hampton Inn hotels, Comfort Inn hotels and Holiday Inn Express hotels offer standard amenities packages that generally include a complimentary continental breakfast, a swimming pool and a meeting room. The Sheraton Inn-Fort Lauderdale, Florida hotel's amenities include an outdoor heated swimming pool, Tiki Bar, full service restaurant, exercise center and guest laundry facilities.
(2) These Hotels were or are in the process of being renovated during the period noted: the Hampton Inn-Germantown, Maryland hotel (1995), the Holiday Inn Express-Lexington, Massachusetts hotel (beginning November 1,
     1996) and the Comfort Inn-Woburn, Massachusetts hotel (beginning November 1, 1996). For the purposes of this footnote, a renovation is defined as a substantial upgrade of guest rooms and/or public areas.
(3)  Subject to long-term ground leases with third-party ground lessors.


THE PERCENTAGE LEASES

         Each Percentage Lease contains the provisions described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain substantially similar provisions, although the independent Trustees may, in their discretion, alter any of these provisions with respect to any proposed percentage lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time. The Lessee will not lease or manage any hotel other than those owned by the Company, the Partnership, the Subsidiary Partnerships or a similarly structured entity created by the Company for the purpose of owning hotels.

         Percentage Lease Terms. Each Percentage Lease has a non-cancelable term of at least ten years, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described in the Percentage Lease.

         Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay to the Partnership (i) the greater of a fixed annual Base Rent or Percentage Rent, and (ii) certain other amounts, including interest accrued on any late payments or charges (the "Additional Charges"). Percentage Rent is based on percentages of room revenues for each of the Hotels. For all Percentage Leases, both the Base Rent and the Revenue Break Point in each Percentage Rent formula are (a) adjusted annually for inflation and (b) in the case of the certain of the Hotels managed by Marriott, increased to specified levels (not tied to inflation) in the first years after execution. With respect to adjustments for inflation, the adjustment will be calculated at the beginning of each calendar year based upon the change in the CPI during the prior calendar year.

         The following table sets forth the annual Base Rent and Percentage Rent formulas for each Hotel under the Percentage Leases.


                                                ANNUAL BASE             PERCENTAGE
                    HOTEL                          RENT                RENT FORMULA
                    -----                      ---------------  -----------------------------
                    RESIDENCE INN:
                     Fremont, CA . . . . . . . $    410,000        30.0% of room revenue up
                                                                    to $1,500,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,500,000

                    Mountain View
                    (Palo Alto), CA. . . . . .    1,207,000        30.0% of room revenue up
                                                                    to $1,200,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,200,000

                    San Jose, CA . . . . . . .      520,000        30.0% of room revenue up
                                                                    to $1,500,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,500,000

                    San Mateo, CA  . . . . . .    1,427,000        30.0% of room revenue up
                                                                    to $2,450,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $2,450,000


                    Silicon Valley I, CA . . .    2,154,000        30.0% of room revenue up
                                                                    to $2,450,000, plus 68.0% of
                                                                    room revenue in excess of

                                                 ANNUAL BASE             PERCENTAGE
                             HOTEL                   RENT                RENT FORMULA
                             -----             ---------------  -----------------------------
                                                                    $2,450,000

                            Silicon Valley II, CA    2,244,000      30.0% of room revenue up
                                                                    to $2,700,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $2,700,000

                            Denver (Downtown), CO    684,000        30.0% of room revenue up
                                                                    to $2,750,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $2,750,000

                            Denver (South), CO       734,000        30.0% of room revenue up
                                                                    to $1,800,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,800,000

                            Windsor, CT . . . .      459,000        30.0% of room revenue up
                                                                    to $1,800,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,800,000

                            Atlanta (Downtown), GA   1,260,000      30.0% of room revenue up
                                                                    to $3,100,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $3,100,000

                            Wichita East, KS  .      287,000        30.0% of room revenue up
                                                                    to $1,175,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,175,000

                            Portland, ME  . . .      430,000        30.0% of room revenue up
                                                                    to $1,200,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,200,000

                            East Lansing, MI  .      290,000        30.0% of room revenue up
                                                                    to $950,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $950,000

                            Grand Rapids, MI  .      509,000        30.0% of room revenue up
                                                                    to $1,350,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,350,000

                            Troy (Central), MI       931,000        30.0% of room revenue up
                                                                    to $1,900,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,900,000

                            Troy (Southeast), MI     494,000        30.0% of room revenue up
                                                                    to $1,400,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,400,000

                            Cherry Hill, NJ . .      774,000        30.0% of room revenue up

                                                 ANNUAL BASE                 PERCENTAGE
                             HOTEL                   RENT                   RENT FORMULA
                             -----             ---------------     -----------------------------
                                                                    to $1,700,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,700,000

                            Binghamton, NY  . .      455,000        32.0% of room revenue up
                                                                    to $1,207,900, plus 70.0% of
                                                                    room revenue in excess of
                                                                    $1,207,900

                            Harrisburg, PA  . .      554,000        30.0% of room revenue up
                                                                    to $1,380,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,380,000

                            Richmond, VA  . . .      447,000        30.0% of room revenue up
                                                                    to $1,325,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,325,000
                          HAMPTON INN:
                            Naples, FL  . . . .      410,000        33.5% of room revenue up
                                                                    to $1,336,400, plus 70.0% of
                                                                    room revenue in excess of
                                                                    $1,336,400

                            Tallahassee, FL . .      350,000        30.0% of room revenue up
                                                                    to $825,000, plus 70.0% of
                                                                    room revenue in excess of
                                                                    $825,000

                            West Palm Beach, FL      304,000        31.0% of room revenue up
                                                                    to $1,619,100, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,619,100

                            Norcross, GA  . . .      665,000        30.0% of room revenue up
                                                                    to $1,500,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,500,000

                            Germantown, MD  . .      490,000        32.0% of room revenue up
                                                                    to $1,500,000, plus 69.5% of
                                                                    room revenue in excess of
                                                                    $1,500,000

                            Albany/Latham, NY .      662,000        35.0% of room revenue up
                                                                    to $1,207,900, plus 70.0% of
                                                                    room revenue in excess of
                                                                    $1,207,900

                            Islandia
                            (Long Island), NY .      473,000        31.75% of room revenue up
                                                                    to $1,516,300, plus 70.0% of
                                                                    room revenue in excess of
                                                                    $1,516,300

                            Willow Grove
                            (Philadelphia), PA       735,000        31.45% of room revenue up
                                                                    to $1,372,380, plus 70.0% of

                                                 ANNUAL BASE              PERCENTAGE
                             HOTEL                   RENT                RENT FORMULA
                             -----             ---------------  -----------------------------
                                                                    room revenue in excess of
                                                                    $1,372,380

                          COMFORT INN:
                            Woburn, MA
                                     (1)  . . .      210,000        30.0% of room revenue up
                                                                    to $1,350,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,350,000

                            Allentown, PA . . .      497,000        36.5% of room revenue up
                                                                    to $1,050,000, plus 70.0% of
                                                                    room revenue in excess of
                                                                    $1,050,000
                          HOLIDAY INN EXPRESS:
                            Lexington, MA . . .      500,000        27.0% of room revenue up
                                                                    to $1,950,000, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,950,000
                          SHERATON INN:
                            Fort Lauderdale, FL      359,000        31.0% of room revenue up
                                                                    to $1,413,500, plus 68.0% of
                                                                    room revenue in excess of
                                                                    $1,413,500
                                                 -----------
                                                 $21,925,000
                                                 ===========

(1) A renovation of the Comfort Inn-Woburn, Massachusetts hotel was begun in November 1996. Until the renovation project has substantially commenced, the Percentage Rent will be fixed at $45,000 per month. From the date on which the renovation project substantially commences until the earlier of (i) April 1, 1997 or (ii) the first day of the month following the date of the completion of the renovation project (each a "Target Completion Date") no Base Rent is payable. On the Target Completion Date, the Percentage Rent formula reverts to the terms set forth in the above table.

         Other than real estate and personal property taxes, ground lease rent (where applicable), the cost of certain furniture, fixtures and equipment and certain capital expenditures, and property and casualty insurance, which are obligations of the Partnership, the Percentage Leases require the Lessee to pay Base Rent, Percentage Rent, Additional Charges and the operating expenses of the Hotels (including insurance, utility and other charges incurred in the operation of the Hotels) during the terms of the Percentage Leases. The Percentage Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel.

         Maintenance and Modifications. Under the Percentage Leases, the Partnership is required to pay for capital improvements at each Hotel. In addition, the Percentage Leases obligate the Partnership to make available to the Lessee for the repair, replacement and refurbishment of furniture, fixtures and equipment in the Hotels, when and as deemed necessary by the Lessee, an amount equal to 4% of room revenues, per quarter on a cumulative basis. (The lender is requiring the Partnership to make available for such purposes of the eight Hotels collateralizing the Permanent Loan 5% of room revenues at such Hotels.) The Partnership's obligation is carried forward to the extent that the Lessee has not expended such amount, and any unexpended amounts remain the property of the Partnership upon termination of the Percentage Leases. In addition, the Company intends to cause the Partnership to spend amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or Marriott Management Agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the Lessee is required, at its expense, to maintain the Hotels in good order and repair and to pay for all operating expenses of the Hotels.

         The Lessee, at its expense, may make non-capital and capital additions, modifications or improvements to the Hotels, provided that such action does not significantly alter the character or purposes of the Hotels or significantly detract from the value or operating efficiencies of the Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and become the property of the Partnership upon termination of the Percentage Leases. The Partnership owns, with respect to the Hotels, substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon, except to the extent that ownership of such personal property would cause the rent under a Percentage Lease not to qualify as "rents from real property" for REIT income test purposes.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the Company's liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The information called for in this item is incorporated by reference to the Company's 1996 Annual Report filed as Exhibit 13.1 to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         The information called for in this item with respect to the Company and its predecessor is incorporated by reference to the 1996 Annual Report filed as Exhibit 13.1 to this Form 10-K.

         With respect to the Lessee, the following tables set forth (i) selected historical financial data for the period September 30, 1994 (inception) through December 31, 1994 and the years ended December 31, 1996 and 1995 and (ii) selected pro forma financial information for the years ended December 31, 1996 and 1995. The pro forma operating and other financial data is presented as if the Hotels were owned as of the beginning of the periods presented and, therefore, incorporates certain assumptions. The pro forma information does not purport to represent what the Lessee's results of operations actually would have been, or to project the Lessee's financial position or results of operations at any future date or for any future period. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below and incorporated by reference herein.

                                     LESSEE
                SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              Historical                                       Pro Forma(1)
                                          ------------------                                 ----------------

                                                 Year                                              Year
                                                Ended                 Period from                  Ended
                                             December 31,          September 30, 1994           December 31,
                                           ----------------           (Inception)             ----------------
                                           1996        1995        December 31, 1994          1996        1995
                                           ----        ----        -----------------          ----        ----
OPERATING DATA:
Room revenue                              58,501      24,412              3,404             $87,796    $78,154
Other revenue                              4,222       1,895                372               6,052      5,304
                                         -------      ------              -----             -------    -------
Total revenue                             62,723      26,307              3,776              93,848     83,458
Hotel operating expenses                  32,274      13,696              2,041              48,863     44,437
                                         -------      ------              -----             -------    -------

Income before overhead expenses           30,449      12,611              1,735              44,985     39,021
   and Percentage Lease payments
Percentage Lease payments                 27,466      11,268              1,480              43,950     38,300
Overhead expenses                          2,273         952                132               2,273      1,252
                                         -------    --------            -------            --------    -------

Net income (loss)(2)                     $   710     $   391            $   123             $(1,238)  $  (531)
                                         =======     =======            =======             =======   =======


(1) The pro forma information does not purport to represent what the Lessee's results of operations actually would have been if the Partnership had, in fact, owned and leased to the Lessee the Hotels at the beginning of the periods indicated, or to project the Lessee's results of operations for any future period.
(2) The Lessee has elected status as a Subchapter S corporation for federal income tax purposes and pays no corporate level tax on its net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for in this item with respect to the Company and its predecessor is incorporated by reference to the 1996 Annual Report filed as Exhibit 13.1 to this Form 10-K.

         The following is a discussion of the results of operations for the Lessee. The Lessee commenced operations on September 30, 1994. Consequently, comparison of the actual results for the year ended December 31, 1995 to the period September 30, 1994 (inception) through December 31, 1994 is not meaningful.

         The Lessee -- Actual

         COMPARISON OF YEAR ENDED DECEMBER 31, 1996 ("1996") TO THE YEAR ENDED DECEMBER 31, 1995 ("1995")

         The Lessee had total revenue for 1996 of $62,723,000, consisting of $58,501,000 of room revenue and $4,222,000 of other revenue. Room revenue increased by $34,089,000, or 139.6% from $24,412,000 for 1995. This increase was primarily due to the number of Hotels leased increasing from seven at January 1, 1995 to 18 at January 1, 1996 and to 32 at December 31, 1996.

         Percentage Lease payments, hotel operating expenses and overhead expenses for 1996 were $27,466,000, $32,274,000, and $2,273,000, respectively.
Percentage Lease payments, hotel operating expense and overhead expenses increased by $16,198,000 or 143.8%, $18,578,000 or 135.7%, and $1,321,000 or
138.8%, respectively from $11,268,000, $13,696,000 and $952,000 for 1995, respectively. These increases were primarily due to the number of Hotels leased increasing from seven at January 1, 1995 to 18 at January 1, 1996 and to 32 at December 31, 1996. Net income for 1996 was $710,000. Net income increased $319,000, or 81.6%, from $391,000 for 1995.

         The gross margin percentage remained relatively constant at 77.2% and 76.2% for 1996 and 1995, respectively. Net income as a percentage of gross operating revenue remained relatively constant at 1.1% and 1.5% for 1996 and 1995, respectively.

         SEPTEMBER 30, 1994 (INCEPTION) THROUGH DECEMBER 31, 1994

         The Lessee had total revenue of $3,776,000, consisting of $3,404,000 of room revenue and $372,000 of other revenue. Percentage Lease payments, hotel operating expenses and overhead expenses were $1,480,000, $2,041,000 and $132,000, respectively, resulting in net income of $123,000.

         The Lessee -- Pro Forma

         The following pro forma information is presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented.

         COMPARISON OF 1996 TO 1995

         The Lessee had total revenue for 1996 of $93,848,000 consisting of $87,796,000 of room revenue and $6,052,000 of other revenue. Room revenue increased by $9,642,000, or 12.3%, from $78,154,000 for 1995. Room revenue increased 10.77% from 1996 to 1995 which excludes three newly developed hotels and one hotel closed for a portion on 1996 due to renovation. This increase was primarily due to an ADR increase of 6.8% and an occupancy increase of 3.5%.

         Percentage Lease payments, hotel operating expenses and overhead expenses for 1996 were $43,950,000, $48,863,000, $2,273,000, respectively.
Percentage Lease payments, hotel operating expenses and overhead expenses increased by $5,650,000, or 14.8%, $4,426,000, or 10.0%, and $1,021,000, or
81.6%, respectively, from $38,300,000, $44,437,000 and $1,252,000, for 1995.
These increases were primarily due to increased REVPAR of 10.5% at the Hotels, which excludes three newly developed hotels and one closed for a portion of 1996 due to renovation, which resulted in increased Percentage Lease payments and increased variable expenses. Net loss for 1996 and 1995 was $1,238,000 and $531,000, respectively.

         The gross margin percentage remained relatively constant at 78.0% and 77.8% for 1996 and 1995, respectively. Net loss as a percentage of gross operating revenue was 1.3% and 0.6% for 1996 and 1995, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are incorporated by reference from the 1996 Annual Report filed as Exhibit 13.1 to this Form 10-K.

INNKEEPERS USA TRUST

    Report of Independent Accountants

    Consolidated Balance Sheets at December 31, 1996
      and December 31, 1995

    Consolidated Statements of Income for the years ended
     December 31, 1996 and 1995 and the period September 30, 1994
     (inception) through December 31, 1994

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995 and the period
     September 30, 1994 (inception) through December 31, 1994

    Consolidated Statements of Cash Flows for the years ended
     December 31, 1996 and 1995 and the period September 30, 1994
     (inception) through December 31, 1994

    Notes to Consolidated Financial Statements

    The following financial statements are included herein on the pages indicated.


JF HOTEL, INC., JF HOTEL II, INC. AND JF HOTEL III, INC.

    Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

    Combined Balance Sheets at December 31, 1996 and
     December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

    Combined Statements of Income for the years ended
     December 31, 1996 and 1995 and the period September 30, 1994
     (inception) through December 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

    Combined Statements of Shareholders' Equity for the
     years ended December 31, 1996 and 1995 and the period
     September 30, 1994 (inception) through December 31,
     1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

    Combined Statements of Cash Flows for the years ended
     December 31, 1996 and 1995 and the period September 30, 1994
     (inception) through December 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

    Notes to Combined Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

FINANCIAL STATEMENT SCHEDULES
-----------------------------

    Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

    Schedule 3 - Real Estate and Accumulated Depreciation
      at December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
JF Hotel

We have audited the combined balance sheets of JF Hotel (as described in Note 1) as of December 31, 1996 and 1995, and the related combined statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period September 30, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of JF Hotel as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period September 30, 1994 (inception) through December 31, 1994 in conformity with generally accepted accounting principles.

                            Coopers & Lybrand L.L.P.

West Palm Beach, Florida
March 14, 1997

JF HOTEL
COMBINED BALANCE SHEETS
(in thousands, except share and per share data)




                                                                        DECEMBER 31,             DECEMBER 31,
                                                                            1996                    1995
                                                                        ------------            ------------
                                                          ASSETS

Current assets:
  Cash and cash equivalents                                           $      5,551            $      2,900
  Marketable securities                                                      1,161                     255
  Accounts receivable, net                                                   2,393                   1,540
  Due from affiliates                                                          298                      40
  Inventory                                                                     67                      27
  Prepaid expenses                                                             233                     219
                                                                       -----------             -----------

      Total current assets                                                   9,703                   4,981

Other assets                                                                   252                     154
                                                                       -----------             -----------

      Total assets                                                    $      9,955            $      5,135
                                                                       ===========             ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                    $      2,150            $      2,023
  Accrued expenses                                                           1,545                   1,062
  Payable to Manager                                                         1,634
  Other liabilities                                                            785
  Due to Partnership                                                         3,541                   2,048
                                                                       -----------             -----------

      Total current liabilities                                              9,655                   5,133
                                                                       -----------             -----------

Commitments and contingencies (Note 4)

Shareholders' equity:

  Common shares, $1 par value, 3,000 shares authorized,
    3,000 and 2,000 shares issued and outstanding at
    December 31, 1996 and 1995, respectively                                     3                       2
  Unrealized gain on marketable securities                                     358
  Retained earnings (deficit)                                                 (61)
                                                                       -----------             -----------

      Total shareholders' equity                                               300                       2
                                                                       -----------             -----------

      Total liabilities and shareholders' equity                      $      9,955            $      5,135
                                                                       ===========             ===========


The accompanying notes are an integral part of these combined financial statements.

JF HOTEL
COMBINED STATEMENTS OF INCOME
(IN THOUSANDS)



                                                                                                 FOR THE PERIOD
                                                                                               SEPTEMBER 30, 1994
                                             YEAR ENDED                  YEAR ENDED            (INCEPTION)THROUGH
                                          DECEMBER 31, 1996          DECEMBER 31, 1995          DECEMBER 31, 1994
                                          -----------------          -----------------          -----------------
Gross operating revenue:
   Rooms                                     $  58,501                   $  24,412                   $  3,404
   Food and beverage                               687                         626                        156
   Telephone                                     2,231                         743                        112
   Other                                         1,304                         526                        104
                                               -------                     -------                   --------
      Gross operating revenue                   62,723                      26,307                      3,776

Departmental expenses:
   Rooms                                        12,404                       5,132                        752
   Food and beverage                               583                         596                        120
   Telephone                                       850                         381                         59
   Other                                           470                         166                         32
                                               -------                     -------                    -------
      Total departmental profit                 48,416                      20,032                      2,813
                                               -------                     -------                   --------

Unallocated operating expenses:
   General and administrative                    3,943                       1,598                        251
   Franchise and marketing fees                  4,492                       1,941                        269
   Advertising and promotions                    2,305                         894                        138
   Utilities                                     3,235                       1,505                        181
   Repairs and maintenance                       3,073                       1,195                        187
   Management fees                                 540                          49
                                               -------                     -------                   --------
      Total unallocated operating expenses      17,588                       7,182                      1,026
                                               -------                     -------                   --------

      Gross profit                              30,828                      12,850                      1,787

   Insurance                                     (379)                       (239)                       (52)
   Lessee overhead                             (2,273)                       (952)                      (132)
   Percentage lease expense                   (27,466)                    (11,268)                    (1,480)
                                              --------                    --------                   --------

      Net income                             $    710                    $    391                   $    123
                                              ========                    ========                   ========


The accompanying notes are an integral part of these combined financial statements.

JF HOTEL
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1996 and 1995 and the period September 30, 1994 (inception) through December 31, 1994
(in thousands, except share and per share data)




                                                    Common Shares
                                                 ------------------  Unrealized
                                                                       Gain on    Retained         Total
                                                                     Marketable   Earnings     Shareholders'
                                                 Shares   Par Value  Securities  (Deficit)         Equity
                                                 ------   ---------  ---------- -----------     ------------
Balance at September 30, 1994                     1,000   $       1                             $          1

   Net income                                                                     $     123              123

   Dividends paid                                                                      (75)             (75)
                                                 ------   ---------  ----------   ---------     ------------

Balance at December 31, 1994                      1,000           1                      48               49
                                                 ------   ---------  ----------   ---------     ------------

   JF Hotel II, Inc. issuance of common shares    1,000           1                                        1

   Net income                                                                           391              391

   Dividends paid                                                                      (439)            (439)
                                                 ------   ---------  ----------  ----------        ---------

Balance at December 31, 1995                      2,000           2                                        2

   JF Hotel II, Inc. issuance of common shares    1,000           1                                        1

   Net income                                                                           710              710

   Change in unrealized gain on marketable
      securities                                                     $      358                          358

   Dividends paid                                                                     (771)            (771)
                                                 ------   ---------  ----------  ----------       ----------

Balance at December 31, 1996                      3,000   $       3  $      358  $     (61)       $      300
                                                 ======   =========  ==========  ==========       ==========





The accompanying notes are an integral part of these combined financial statements.

JF HOTEL
COMBINED STATEMENTS OF CASH FLOWS
(in thousands)




                                                                                           FOR THE PERIOD
                                                                                         SEPTEMBER 30, 1994
                                                  YEAR ENDED           YEAR ENDED        (INCEPTION) THROUGH
                                               DECEMBER 31, 1996    DECEMBER 31, 1995     DECEMBER 31, 1994
                                               -----------------    -----------------     -----------------
Cash flows from operating activities:
  Net income                                     $             710     $            391     $           123
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                               28
     Changes in operating assets and liabilities:
       Accounts receivable                                    (853)              (1,306)               (234)
       Inventory                                               (40)                 (11)                (16)
       Prepaid expenses                                        (14)                 (55)               (164)
       Other assets                                            (45)                 (91)                (63)
       Accounts payable                                        127                1,443                 580
       Accrued expenses                                        483                  758                 304
       Payable to Manager                                    1,634
       Other liabilities                                       785
       Due to Partnership                                    1,493                1,955                  93
                                                   ---------------      ---------------      --------------

     Net cash provided by operating activities               4,308                3,084                 623
                                                   ---------------      ---------------      --------------

Cash flows from investing activities:
  Advances to affiliates                                      (298)
  Purchase of equipment                                        (81)
  Purchase of marketable securities                           (548)                (255)
                                                   ---------------      ---------------      --------------

     Net cash used in investing activities                    (927)                (255)
                                                   ---------------      ---------------      --------------

Cash flows from financing activities:
  Dividends paid                                              (771)                (439)                (75)
  Advances (payments) to shareholders                           40                  (40)
  Issuance of common shares                                      1                    1
                                                   ---------------      ---------------      --------------

     Net cash used in financing activities                    (730)                (478)                (75)
                                                   ---------------      ---------------      --------------

  Net increase in cash and cash equivalents                  2,651                2,351                 548

  Cash and cash equivalents at beginning of period           2,900                  549                   1
                                                   ---------------      ---------------      --------------

  Cash and cash equivalents at end of period       $         5,551      $         2,900      $          549
                                                   ===============      ===============      ==============




The accompanying notes are an integral part of these combined financial statements.

JF HOTEL
NOTES TO COMBINED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

JF Hotel, Inc., JF Hotel II, Inc. and JF Hotel III, Inc. (collectively "JF Hotel" or the "Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust (the "Company") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the
"Partnership").   As of December 31, 1996, approximately 81.9% of the
Partnership was owned by the Company. The principal shareholder of the Lessee is also the President and Chairman of the Company. The Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at December 31, 1996 leases 32 hotels (the "Hotels") from the Partnership.

The Lessee operates 21 of the Hotels, Residence Inn by Marriott, Inc. ("RIBM", a wholly-owned subsidiary of Marriott International, Inc.) operates nine of the Hotels, and an unaffiliated party ("TMH") operates two of the Hotels. The financial statements of the nine hotels operated by RIBM are maintained on a 52/53 week period basis. The 1996 fiscal year ended on January 3, 1997.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits.

The carrying amount of cash and cash equivalents approximates fair value.

MARKETABLE SECURITIES

Marketable securities, which primarily consist of 83,050 and 28,000 shares of the Company's common stock at December 31, 1996 and 1995, respectively, are classified as available for sale and are carried at market value. The appreciation in value of the marketable securities, since purchase, is recorded in shareholders' equity until realized.

INVENTORY

Inventory, consisting of food and beverage, is stated at the lower of cost (generally, first-in, first-out) or market. Linens and uniforms are expensed as incurred.

PREPAID EXPENSES

Prepaid expenses consist primarily of prepaid insurance.

REVENUE RECOGNITION

Revenue is recognized as earned. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable which are estimated to be uncollectible.

FRANCHISE FEES

Each Hotel is operated under a franchise license which is held by the Lessee. The cost of obtaining the franchise licenses is paid by the Partnership and the continuing franchise fees (generally a percentage of room revenue) are paid by the Lessee.

ADVERTISING COSTS

Advertising costs are expenses as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors which were $1,728,000, $868,000 and $125,000 for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994, respectively.

PERCENTAGE LEASE EXPENSE

Each Hotel is leased by the Partnership to the Lessee under a percentage lease agreement ("Percentage Lease"). The Percentage Lease for each Hotel provides for the payment to the Partnership of monthly percentage rent based on fixed percentages of gross room revenue in excess of certain specified levels. The Percentage Lease for each Hotel provides for minimum base rents in the event that percentage rents do not exceed base rents.

Percentage lease expense is recognized as due to the Partnership under the Percentage Leases from lease inception.

INCOME TAXES

The Lessee has elected S corporation status under the Internal Revenue Code. Accordingly, the shareholders of the Lessee are taxed on an individual basis on their proportionate share of the Lessee's taxable income. Consequently, no provision for income taxes has been reflected in the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       DUE FROM AFFILIATES

At December 31, 1996, Due From Affiliates consists of unreimbursed capital expenditures and principal payments due from the Partnership and amounts owed to partnerships controlled by the shareholders of the Lessee.

At December 31, 1995, Due From Affiliates consists of notes receivable from the two principal shareholders which were repaid in 1996.

3.       SHARE APPRECIATION RIGHTS

In 1994, the Lessee granted to certain officers an aggregate of 70,000 share appreciation rights ("SAR") based on the performance of the Company's Common Shares. The SAR's vest over a four year period, have been granted at an exercise price of $10.00 and have a maximum term of ten years. No SAR's have been exercised as of December 31, 1996. At December 31, 1996, the Lessee has recognized $234,000 in compensation cost related to the SAR which is included in Lessee Overhead in the accompanying combined statements of income.

4.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Lessee has future lease commitments for office space through 1998. Minimum future rental payments under those noncancelable operating leases are as follows:

         YEAR                                                    AMOUNT
         1997                                                  $131,000
         1998                                                   135,000
                                                               --------

                                                               $266,000
                                                               ========

Rent expense, excluding Percentage Lease expense, was $219,000, $40,700 and $7,100 for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994, respectively.

The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through 2006. Minimum future base lease payments under the Percentage Lease agreements are as follows (in thousands):


         YEAR                                                        AMOUNT
         1996                                                     $  21,925
         1997                                                        21,925
         1998                                                        21,925
         1999                                                        21,925
         2000                                                        21,925
         Thereafter                                                  92,000

Inception dates for the Percentage Leases are as follows:  September 30, 1994
(7), January 1995, March 1995, May 1995, October 1995 (8), February 1996, May 1996, August 1996, October 1996 (2), November 1996 (7), and November 1996.

The Lessee paid base rents of $10,212,000 and $4,793,000, and percentage rent, in excess of base rents of $17,254,000 and $6,475,000 for the years ended December 31, 1996 and 1995, respectively.

RIBM operates nine of the Hotels under a management agreement with the Lessee (the "RIBM Management Agreement"). The RIBM Management Agreement has an initial term of 13 years and provides for a base fee of 2% of gross revenues at the managed hotels and an incentive fee which is 50% of available cash flow, as defined. For seven of the Hotels only, the RIBM Management Agreement provides for an incentive fee of 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The agreement also contains penalties for early termination.

The right to operate the nine hotels as Residence Inns is contained in the RIBM Management Agreement.

TMH operates two of the Hotels under management agreements with the Lessee (the "TMH Management Agreements"). The TMH Management Agreements have terms of 5 years and provide for a base fee of 2% of gross revenues and an incentive fee based on the performance of the hotels managed.

The Company has reimbursed the Lessee $100,000, $40,000, and $10,000 for the use of office facilities for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994, respectively.

5. EMPLOYEE BENEFIT PLAN

In July 1996, the Lessee began sponsoring a defined contribution employee benefit plan (the "Plan"). Substantially all employees who are age 21 or older and have at least one year of service, as defined, are eligible to participate in the Plan. Employees may contribute up to 15% of their compensation to the Plan, subject to certain annual limitations. The Lessee currently does not contribute to the Plan. The Lessee absorbs certain administrative expenses of the Plan.

6. SUBSEQUENT EVENTS

In January and February 1997, the Partnership acquired and leased to the Lessee three hotels.

7. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma combined statement of operations and financial information of the Lessee is presented as if the acquisition of the Hotels had occurred on January 1, 1995. This unaudited pro forma statement of operations and financial information is not necessarily indicative of the operating results of the Lessee that would have occurred if the transactions had been completed as of such dates, nor does it purport to represent the results of operations for future periods.


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                      1996             1995
                                                               ---------------- ----------------
Revenues:
  Rooms                                                         $        87,796  $        78,154
  Other                                                                   6,052            5,304
                                                                ---------------  ---------------
                                                                          93,84           83,458

Expenses:
  Property operating costs and expenses                                  20,633           18,494
  General and administrative                                              6,859            7,240
  Franchise and marketing fees                                            6,753            5,276
  Advertising and Promotions                                              3,092            3,152
  Utilities                                                               4,488            4,340
  Repairs and maintenance                                                 4,506            3,907
  Management fees                                                         1,968            1,242
  Insurance                                                                 564              786
  Lessee overhead                                                         2,273            1,252
  Percentage Lease payments(1)                                           43,950           38,300
                                                                ---------------    -------------

    Net Income (loss)                                          $         (1,238)  $         (531)
                                                               ================   ==============

(1) Includes base rent of $2,565,000, but not percentage rent, under the Percentage Leases for three newly developed hotels, which had no substantive operations for the periods presented, and one hotel closed for a portion of 1996 due to renovation.

REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Innkeepers USA Trust is included in Exhibit 13.1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on pages 44 and 45 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        Coopers & Lybrand L.L.P.


West Palm Beach, Florida
March 14, 1997

                              INNKEEPERS USA TRUST
             SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              AT DECEMBER 31, 1996

                                                                   Cost Capitalized
                                                                     Subsequent to        Gross Amounts of Which
                                            Initial Cost              Acquisition       Carried at Close of Period
                                            ------------              -----------       --------------------------
                                                                           Buildings
                                                  Buildings and               and                     Buildings and
      Description        Encumbrances    Land      Improvement     Land   Improvement         Land     Improvement
      -----------        ------------    ----      -----------     ----   -----------         ----    ------------
Residence Inn:

Fremont, CA                   3        $1,000,000   $ 4,675,247    $0        $  102,095    $1,000,000  $ 4,777,342
Mountain View                 3         3,700,000    12,283,463     0           104,469     3,700,000   12,387,932
  (Palo Alto), CA
San Jose, CA                  3         1,350,000     5,808,270     0            75,583     1,350,000    5,883,853
San Mateo, CA                           4,600,000    15,148,774     0                 0     4,600,000   15,148,774
Silicon Valley I, CA                    6,330,000    23,232,485     0                 0     6,330,000   23,232,485
Silicon Valley II, CA         4         5,450,000    25,292,711     0                 0     5,450,000   25,292,711
Denver (Downtown),                      1,210,000     7,989,641     0                 0     1,210,000    7,989,641
   CO
Denver (South), CO            3         1,105,000     7,714,756     0           308,774     1,105,000    8,023,530
Windsor, CT                   3         1,150,000     4,712,293     0           199,998     1,150,000    4,912,291
Atlanta (Downtown),                     1,550,000    15,063,629     0               325     1,550,000   15,063,954
   GA
Wichita East, KA                          525,000     3,429,683     0                 0       525,000    3,429,683
Portland, ME                              520,000     4,996,765     0                 0       520,000    4,996,765
East Lansing, MI              5           385,000     3,830,424     0                 0       385,000    3,830,424
Grand Rapids, MI              5           770,000     6,432,820     0                 0       770,000    6,432,820
Troy (Central), MI            3         1,290,000     4,891,360     0           245,682     1,290,000    5,137,042
Troy (Southeast), MI          3           760,000     7,245,716     0           174,357       760,000    7,420,073
Cherry Hill, NJ               1         1,000,000     7,998,153     0           131,600     1,000,000    8,129,753
Binghamton, NY                1           720,000     5,293,506     0            70,007       720,000    5,363,513
Harrisburg, PA                1           770,000     5,662,329     0            89,928       770,000    5,752,257
Richmond, VA                  3           600,000     5,154,740     0            44,615       600,000    5,199,355

Hampton Inn:

Naples, FL                    1           690,000     4,782,493     0           256,492       690,000    5,038,985
Tallahassee, FL               1           500,000     4,242,469     0             5,722       500,000    4,248,191
West Palm Beach, FL           2                 0     3,936,536     0           507,619             0    4,444,155
Norcross, GA                            1,200,000     7,804,463     0             1,186     1,200,000    7,805,649
Germantown, MD                1           920,000     4,811,562     0         1,877,276       920,000    6,688,838
Albany/Latham, NY             1           850,000     7,974,632     0           178,106       850,000    8,152,738
Islandia (Long Island),       1           920,000     4,854,980     0            67,302       920,000    4,922,282
  NY
Willow Grove                  1         1,110,000     8,375,236     0            35,926     1,110,000    8,411,162
   (Philadelphia), PA

Comfort Inn:

Woburn, MA                    1                 0     2,645,776     0           485,569             0    3,131,345
Allentown, PA                 1           715,000     6,045,158     0           123,615       715,000    6,168,773



                                                                                               Life Upon
                                                                                                 Which
                                                                                              Depreciation
                                      Accumulated        Net         Date of       Date of    In Statement
      Description         Total       Depreciation   Book Value    Construction  Acquisition  Is Computed
      -----------         -----       ------------   ----------    ------------  -----------  -----------
Residence Inn:

Fremont, CA              $ 5,777,342      $ 153,433   $ 5,623,909      1985         1995          40
Mountain View             16,087,932        392,794    15,695,138      1985         1995          40
  (Palo Alto), CA
San Jose, CA               7,233,853        187,343     7,046,510      1986         1995          40
San Mateo, CA             19,748,774         62,825    19,685,949      1985         1996          40
Silicon Valley I, CA      29,562,485         96,872    29,465,613      1983         1996          40
Silicon Valley II, CA     30,742,711        103,453    30,639,258      1985         1996          40
Denver (Downtown),         9,199,641         33,037     9,166,604      1982         1996          40
   CO
Denver (South), CO         9,128,530        266,934     8,861,596      1981         1995          40
Windsor, CT                6,062,291        156,154     5,906,137      1986         1995          40
Atlanta (Downtown),       16,613,954         62,304    16,551,650      1996         1996          40
   GA
Wichita East, KA           3,954,683         14,003     3,940,680      1981         1996          40
Portland, ME               5,516,765         20,717     5,496,048      1996         1996          40
East Lansing, MI           4,215,424         15,673     4,199,751      1984         1996          40
Grand Rapids, MI           7,202,820         26,516     7,176,304      1984         1996          40
Troy (Central), MI         6,427,042        168,921     6,258,121      1986         1995          40
Troy (Southeast), MI       8,180,073        234,387     7,945,686      1985         1995          40
Cherry Hill, NJ            9,129,753        101,267     9,028,486      1989         1996          40
Binghamton, NY             6,083,513        299,553     5,783,960      1987         1994          40
Harrisburg, PA             6,522,257         71,680     6,450,577      1988         1996          40
Richmond, VA               5,799,355        162,795     5,636,560      1986         1995          40

Hampton Inn:

Naples, FL                 5,728,985        324,982     5,404,003      1990         1990          40
Tallahassee, FL            4,748,191        186,351     4,561,840      1993         1995          40
West Palm Beach, FL        4,444,155      1,072,761     3,371,394      1986         1986          40
Norcross, GA               9,005,649         32,177     8,973,472      1996         1996          40
Germantown, MD             7,608,838        506,851     7,101,987      1987         1995          40
Albany/Latham, NY          9,002,738        483,951     8,518,787      1990         1994          40
Islandia (Long Island),    5,842,282        423,826     5,418,456      1988         1992          40
  NY
Willow Grove               9,521,162        945,863     8,575,299      1991         1991          40
   (Philadelphia), PA

Comfort Inn:

Woburn, MA                 3,131,345         18,312     3,113,033      1981         1996          40
Allentown, PA              6,883,773        276,273     6,607,500      1989         1995          40

                                                                   Cost Capitalized
                                                                     Subsequent to        Gross Amounts of Which
                                            Initial Cost              Acquisition       Carried at Close of Period
                                         ----------------------   --------------------  --------------------------
                                                                            Buildings
                                                  Buildings and                and                   Buildings and
      Description        Encumbrances    Land      Improvement     Land    Improvement      Land      Improvement
      -----------        ------------    ----      -----------     ----    -----------      ----      -----------

Holiday Inn Express:

Lexington, MA                 1       $   875,000  $  5,434,073     0        $  346,103   $   875,000 $  5,780,176

Sheraton Inn:

Fort Lauderdale, FL           1                 0     7,779,311     0           262,481             0    8,041,792

Corporate                                       0             0     0           172,386             0      172,386
                                      -----------  ------------    --       -----------   ----------- ------------

                                      $42,565,000  $245,543,454    $0        $5,867,216   $42,565,000 $251,410,670
                                      -----------  ------------    --       -----------   ----------- ------------




                                                                                                        Life Upon
                                                                                                          Which
                                                                                                       Depreciation
                                                Accumulated        Net         Date of       Date of   In Statement
      Description                   Total       Depreciation   Book Value    Construction  Acquisition Is Computed
      -----------                   -----       ------------   ----------    ------------  ----------- ------------

Holiday Inn Express:

Lexington, MA                     $  6,655,176     $  103,805  $  6,551,371      1971         1996          40

Sheraton Inn:

Fort Lauderdale, FL                  8,041,792      1,569,450     6,472,342      1988         1988          40

Corporate                              172,386            375       172,011                                 40
                                  ------------    -----------  ------------

                                  $293,975,670     $8,575,638  $285,400,032
                                  ------------    -----------  ------------


1.  Collateralized by a $70 million line of credit.
2.  Collateralized by Florida Mortgage Note.
3.  Collateralized by a $30 million Term Loan.
4.  Collateralized by California Mortgage Note.
5.  Collateralized by Michigan Mortgage Note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACC AND FINANCIAL DISCLOSURE

         None.


                                    PART III

 ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive pr statement to be filed with the Securities and Exchange Commission within 1 says after the year covered by this Form 10-K with respect to its Annual meeting of Shareholders to be held on May 7, 1997.


 TEM 11.         EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive pr statement to be filed with the Securities and Exchange Commission within 1 says after the year covered by this Form 10-K with respect to its Annual meeting of Shareholders to be held on May 7, 1997.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 says after the year covered by this Form 10-K with respect to its Annual meeting of Shareholders to be held on May 7, 1997.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 says after the year covered by this Form 10-K with respect to its Annual meeting of Shareholders to be held on May 7, 1997.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                 AND REPORTS ON FORM 8-K

 a)      FINANCIAL STATEMENTS

         The following Financial Statements are included in this report on the pages indicated.

                         INDEX TO FINANCIAL STATEMENTS


 JF HOTEL, INC., JF HOTEL II, INC. AND JF HOTEL III, INC.

    Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

    Combined Balance Sheets at December 31, 1996 and
      December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35

    Combined Statements of Income for the years ended
      December 31, 1996 and 1995 and the period September 30, 1994
      (inception) through December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

    Combined Statement of Shareholders' Equity for the years
      ended December 31, 1996 and 1995 and for the period September 30, 1994
      (inception) through December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

    Combined Statement of Cash Flows for the years ended
      December 31, 1996 and 1995 and for the period September 30, 1994
      (inception) through December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

    Notes to Combined Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

 FINANCIAL STATEMENT SCHEDULES
 ----------------------------

    Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

    Schedule 3 - Real Estate and Accumulated Depreciation
      at December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

 b)      REPORTS ON FORM 8-K

         On November 12, 1996, the Company filed a report with the Securities and Exchange Commission ("SEC") on Form 8- K, which was amended by Form 8-K-A filed under Item 5 of such form with the SEC on January 21, 1997, to report the acquisition, on October 25, 1996, of the Residence Inn - Atlanta (Downtown), Georgia and the Hampton Inn - Norcross, Georgia.

         On November 22, 1996, the Company filed a report on Form 8-K to report The acquisition, on November 7, 1996, of the seven DeBoer Hotels: Residence Inn San Mateo, California; Residence Inn - Silicon Valley I, California;
 Residence Inn - Silicon Valley II, California; Residence Inn - East Lansing, Michigan; Residence Inn - Grand Rapids, Michigan; Residence Inn - Wichita East, Kansas; and Residence Inn - Denver (Downtown), Colorado. The following financial statements with respect to such Hotels were filed on Form 8-K-A on January 21, 1997 as an amendment to the November 22, 1996 Form 8-K: (a) the combined balance sheet and statements of operations, partners' deficit and cash flows of the DeBoer Hotels as of December 31, 1994 and December 30, 1995 and for each of the three fiscal years in the period ended December 31, 1995; and (b) pro forma financial information (unaudited) as of September 30, 1996 and for the nine months ended September 30, 1996.

 c)      EXHIBITS

 EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBITS
 -----   -----------------------
 3.1             Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the
                 Company's Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

 3.2             Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company's Registration Statement on
                 Form S-11, Registration No. 33-81362 and incorporated herein by reference)

 4.1             Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company's Registration
                 Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.1-A           Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership

10.11            Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company's Registration Statement on
                 Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.12            Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the
                 Company's Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.14            Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.14 to the Company's registration statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.15-A          Innkeepers USA Trust Non-Employee Trustees' Share Option Plan

10.16            Form of Employment Agreement (previously filed as Exhibit 10.16 to the Company's Registration Statement
                 on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.17            Form of Exclusive Hotel Development Agreement and Covenant Not to Compete (previously filed as Exhibit
                 10.17 to the Company's Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.19            Agreement of Purchase and Sale dated July 24, 1995 between Liberty High Income Plus Limited Partnership and Innkeepers USA Limited Partnership for seven of the Hotels (previously filed as Exhibit 10.2 to the
                 Company's

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
 -----           -----------------------
                 registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.20            Agreement of Purchase and Sale dated August 8, 1995 between TMH Windsor Limited Partnership and
                 Innkeepers USA Limited Partnership for the Residence Inn - Windsor Hotel (previously filed as
                 Exhibit 10.3 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.21            Percentage Lease Agreement between Innkeepers USA Limited Partnership and JF Hotel, Inc. for the
                 Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.22            Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and JF Hotel, Inc.
                 for certain hotels (previously filed as Exhibit 10.5 to the Company's registration statement on Form
                 S-11, Registration No. 33-95622 and incorporated herein by reference).

10.23            Assignment of the Liberty Purchase Agreement, dated October 6, 1995, between Innkeepers USA Limited
                 Partnership and Innkeepers Financing Partnership, L.P. (previously filed as Exhibit 10.2 to the
                 Company's Form 8-K filed on October 20 1995 and incorporated herein by reference).

10.24            Assignment of the Windsor Purchase Agreement, dated October 6, 1995, between Innkeepers USA Limited
                 Partnership and Innkeepers Financing Partnership II, L.P. (previously filed as Exhibit 10.4 to the
                 Company's Form 8-K filed on October 20, 1995 and incorporated herein by reference).

10.25            Loan Agreement, dated as of October 6, 1995, between the Partnership and Nomura Asset Capital
                 Corporation (previously filed as Exhibit 10.5 to the Company's Form 8-K filed on October 20, 1995 and incorporated herein by reference).

10.26            Employment Agreement between David Bulger and the Company (previously filed as Exhibit 10.10 to the
                 Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.27            Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and
                 Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company's Form 8-K filed on November 22, 1996 and incorporated herein by reference).

13.1             1996 Annual Report to Shareholders

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------
21.1             List of Subsidiaries of the Registrant.

23.1             Consent of Coopers & Lybrand L.L.P.

(d)      FINANCIAL STATEMENT SCHEDULES


      Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   INNKEEPERS USA TRUST


                                                     /s/ Jeffrey H. Fisher
                                                   ------------------------------------------------------------
                                                   Chairman of the Board and President


                                                     /s/ David Bulger
                                                   ------------------------------------------------------------
                                                   Treasurer and Secretary
                                                   (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and is the capacities and on the dates indicated.

               SIGNATURE                                TITLE                              DATE
               ---------                                -----                              ----
  /s/ Jeffrey H. Fisher                   Chairman of the Board and                   March 28, 1997
 -------------------------------------
          Jeffrey  H. Fisher              President (Principal Executive
                                          Officer)

  /s/ Miles Berger                        Trustee                                     March 28, 1997
 -------------------------------------
             Miles Berger


                                          Trustee                                     March __, 1997
 -------------------------------------
          C. Gerald Goldsmith


  /s/ Bruce Zenkel                        Trustee                                     March 28, 1997
 -------------------------------------
             Bruce Zenkel

  /s/ Jack P. DeBoer                      Trustee                                     March 28, 1997
 -------------------------------------
            Jack P. DeBoer


                                          Trustee                                     March __, 1997
 -------------------------------------
            Thomas Crocker

  /s/ David Bulger                        Treasurer and Secretary                     March 28, 1997
 -------------------------------------
             David Bulger                 (Principal Financial Officer)

                                LIST OF EXHIBITS

Exhibit
Number           Description of Exhibits
------           -----------------------
 3.1             Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the
                 Company's Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

 3.2             Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company's Registration Statement on
                 Form S-11, Registration No. 33-81362 and incorporated herein by reference)

 4.1             Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company's Registration
                 Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.1-A           Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership

10.11            Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company's Registration Statement on
                 Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.12            Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the
                 Company's Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.14            Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.14 to the Company's registration statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.15-A          Innkeepers USA Trust Non-Employee Trustees' Share Option Plan

10.16            Form of Employment Agreement (previously filed as Exhibit 10.16 to the Company's Registration Statement
                 on Form S-11, Registration No. 33-81362 and incorporated herein by reference)

10.17            Form of Exclusive Hotel Development Agreement and Covenant Not to Compete (previously filed as Exhibit
                 10.17 to the Company's Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference)


Exhibit
Number           Description of Exhibits
------           -----------------------
 10.19            Agreement of Purchase and Sale dated July 24, 1995 between Liberty High Income Plus Limited Partnership and Innkeepers USA Limited Partnership for seven of the Hotels (previously filed as Exhibit 10.2 to the
                 Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.20            Agreement of Purchase and Sale dated August 8, 1995 between TMH Windsor Limited Partnership and
                 Innkeepers USA Limited Partnership for the Residence Inn - Windsor Hotel (previously filed as
                 Exhibit 10.3 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.21            Percentage Lease Agreement between Innkeepers USA Limited Partnership and JF Hotel, Inc. for the
                 Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.22            Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and JF Hotel, Inc.
                 for certain hotels (previously filed as Exhibit 10.5 to the Company's registration statement on Form
                 S-11, Registration No. 33-95622 and incorporated herein by reference).

10.23            Assignment of the Liberty Purchase Agreement, dated October 6, 1995, between Innkeepers USA Limited
                 Partnership and Innkeepers Financing Partnership, L.P. (previously filed as Exhibit 10.2 to the
                 Company's Form 8-K filed on October 20 1995 and incorporated herein by reference).

10.24            Assignment of the Windsor Purchase Agreement, dated October 6, 1995, between Innkeepers USA Limited
                 Partnership and Innkeepers Financing Partnership II, L.P. (previously filed as Exhibit 10.4 to the
                 Company's Form 8-K filed on October 20, 1995 and incorporated herein by reference).

10.25            Loan Agreement, dated as of October 6, 1995, between the Partnership and Nomura Asset Capital
                 Corporation (previously filed as Exhibit 10.5 to the Company's Form 8-K filed on October 20, 1995 and incorporated herein by reference).

10.26            Employment Agreement between David Bulger and the Company (previously filed as Exhibit 10.10 to the
                 Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.27            Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and
                 Innkeepers USA Limited Partnership for the seven


Exhibit
Number           Description of Exhibits
------           -----------------------
                 DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company's Form 8-K filed on November 22,
                 1996 and incorporated herein by reference).

13.1             1996 Annual Report to Shareholders

21.1             List of Subsidiaries of the Registrant.

23.1             Consent of Coopers & Lybrand L.L.P.
