Form 10-Q
period 1997-03-31
INNKEEPERS USA TRUST/FL
filed 1997-05-15
CIK 926866

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                       Commission File Number 0-24568

                            INNKEEPERS USA TRUST
           (Exact name of registrant as specified in its charter)




                Maryland                                     65-0503831
   (State or other Jurisdiction of                        (I.R.S. employer
    Incorporation or Organization)                       identification no.)

         306 Royal Poinciana Way                           (561) 835-1800
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


                 X    Yes                               No
              -------                            -------

The number of shares of Common Stock, $.01 par value, outstanding on May 9, 1997 was 22,323,108.

                            INNKEEPERS USA TRUST

                                     INDEX

                                                                                                     Page Number
                                                                                                     -----------
PART I.          Financial Information

                 INNKEEPERS USA TRUST

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets at
                    March 31, 1997 (unaudited) and December 31, 1996                                      1

                 Condensed Consolidated Statements of Income for the
                    three months ended March 31, 1997 (unaudited)
                    and March 31, 1996 (unaudited)                                                        2

                 Condensed Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1997 (unaudited)
                    and March 31, 1996 (unaudited)                                                        3

                 Notes to Condensed Consolidated Financial Statements                                     4

Item 2.          Management's discussion and analysis of
                    financial condition and results of operations                                        10

                 JF HOTEL

Item 1.          Financial Statements

                 Condensed Combined Balance Sheets at March 31,
                    1997 (unaudited) and December 31, 1996                                               18

                 Condensed Combined Statements of Income for the
                    three months ended March 31, 1997 (unaudited)
                    and March 31, 1996 (unaudited)                                                       19

                 Condensed Combined Statements of Cash Flows for
                    the three months ended March 31, 1997 (unaudited)
                    and March 31, 1996 (unaudited)                                                       20

                 Notes to Condensed Combined Financial Statements                                        21

Item 2.          Management's discussion and analysis of financial
                    condition and results of operations                                                  23

PART II.         Other Information

Item 6.          Exhibits and Reports on Form 8-K                                                        24

                 Signature                                                                               25


                             INNKEEPERS USA TRUST
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share data)

                                    ASSETS

                                                                  March 31, 1997             December 31, 1996
                                                                  --------------             -----------------
                                                                     (Unaudited)

Investment in hotel properties:
 Land                                                                   $ 45,665                      $ 42,565
 Buildings and improvements                                              282,400                       251,411
 Furniture and equipment                                                  38,075                        32,644
                                                                        --------                      --------
                                                                         366,140                       326,620

 Accumulated depreciation                                                (20,777)                      (17,560)
                                                                        --------                      --------
 Net investment in hotel properties                                      345,363                       309,060

Cash and cash equivalents                                                 14,353                        44,739
Due from Lessee                                                            6,768                         3,541
Deferred expenses, net                                                     3,952                         2,718
Other assets                                                                 289                           299
                                                                        --------                      --------
         Total assets                                                   $370,725                      $360,357
                                                                        ========                      ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                          $105,834                      $100,740
Accounts payable and other accrued
expenses                                                                   1,016                           915
Distributions payable                                                      7,007                         5,217
Minority interest in Partnership                                          49,247                        45,880
                                                                        --------                      --------
         Total liabilities                                               163,104                       152,752
                                                                        --------                      --------
Commitments and contingencies (Note 5)

Shareholders' equity:
 Preferred Shares, $.01 par value, 20,000,000 shares
  authorized, no shares issued or outstanding                                  0                             0
 Common Shares, $.01 par value, 100,000,000 shares
  authorized, 22,322,817 and 22,322,498 shares
  issued and outstanding at March 31, 1997 and
  December 31, 1996, respectively                                            223                           223
 Additional paid-in capital                                              215,049                       213,692
 Unearned trustees' compensation                                            (128)                         (138)
 Distributions in excess of net earnings                                  (7,523)                       (6,172)
                                                                        --------                      --------

         Total shareholders' equity                                      207,621                       207,605
                                                                        --------                      --------

         Total liabilities and shareholders' equity                     $370,725                      $360,357
                                                                        ========                      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INNKEEPERS USA TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share data)

                                                   Three Months                    Three Months
                                                      Ended                            Ended
                                                  March 31, 1997                  March 31, 1996
                                                  --------------                  --------------
                                                   (Unaudited)                        (Unaudited)

Revenue:
 Percentage lease revenue                          $    12,380                      $     5,696
 Other revenue                                             345                               94
                                                   -----------                      -----------
     Total revenue                                      12,725                            5,790
                                                   -----------                      -----------

Expenses:
 Depreciation and amortization                           3,234                            1,469
 Ground rent                                                88                               85
 Interest expense                                        1,997                            1,065
 Amortization of loan origination
  fees                                                     256                              161
 Real estate and personal
  property taxes and property
  insurance                                              1,129                              515
 General and administrative                                430                              221
 Amortization of unearned trustees'
  compensation                                              10                               12
                                                   -----------                      -----------

     Total expenses                                      7,144                            3,528
                                                   -----------                      -----------
Income before minority interest                          5,581                            2,262
Minority interest, common                                 (234)                            (147)
Minority interest, preferred                            (1,117)                               0
                                                   -----------                      -----------
Net income                                         $     4,230                      $     2,115
                                                   ===========                      ===========

Net income per common share                        $       .19                      $       .20
                                                   ===========                      ===========
Weighted average number of
 common shares and common
 share equivalents outstanding                      23,583,810                       11,568,591
                                                   ===========                      ===========





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INNKEEPERS USA TRUST
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      (in thousands, except supplemental non-cash financing activities)

                                                                Three Months Ended           Three Months Ended
                                                                  March 31, 1997               March 31, 1996
                                                                  --------------               --------------
                                                                    (Unaudited)                  (Unaudited)
Cash flows from operating activities:
 Net income                                                           $  4,230                     $  2,115
 Adjustments to reconcile net income to
    net cash provided by operating activities:
          Depreciation and amortization                                  3,244                        1,481
          Amortization of loan origination fees                            256                          161
          Minority interest, common and preferred                        1,351                          147
 Change in operating assets and liabilities:
    (Increase) decrease in:
          Due from lessee                                               (3,227)                        (967)
          Deferred expenses, net                                        (1,087)                          (3)
          Other assets                                                      10                          236
    Increase (decrease) in:
          Accounts payable and other accrued expenses                      101                         (154)
                                                                      --------                     --------

          Net cash provided by operating activities                      4,878                        3,016
                                                                      --------                     --------

Cash flows from investing activities:
 Investment in hotel properties                                        (34,600)                      (7,896)
 Payments paid for franchise fees                                            0                          (40)
 Deposit on Acquisition Hotels                                               0                       (3,604)
                                                                      --------                     --------

          Net cash used in investing activities                        (34,600)                     (11,540)
                                                                      --------                     --------

Cash flows from financing activities:
 Proceeds from long-term debt                                            5,120                       16,223
 Payments on long-term debt                                                (26)                         (25)
 Payments for dividend reinvestment plan and shelf registration           (121)                         (28)
 Payments on accrued expenses-public offering                                0                         (397)
 Common share distributions paid                                        (5,217)                      (2,487)
 Loan origination fees paid                                               (420)                         (81)
                                                                      --------                     --------

          Net cash (used in) provided by financing activities             (664)                      13,205
                                                                      --------                     --------

Net increase (decrease) in cash and cash equivalents                   (30,386)                       4,681

Cash and cash equivalents at beginning of period                        44,739                        2,093
                                                                      --------                     --------

Cash and cash equivalents at end of period                            $ 14,353                     $  6,774
                                                                      ========                     ========

Supplemental cash flow information:
 Interest paid                                                        $  1,726                     $  1,065
                                                                      ========                     ========

Supplemental non-cash financing activities:

 The Company incurred $18,000 of accrued expenses-public offering which was recorded in additional paid in capital for the period January 1, 1996 through March 31, 1996.

 The Company issued 369,816 common units aggregating $4,920,000 for the acquisition of two hotel properties during the three months ended March 31, 1997.

         The accompany notes are an integral part of these condensed consolidated financial statements.

                             INNKEEPERS USA TRUST
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization


         Innkeepers USA Trust (the "Company") commenced operations on September 30, 1994. The Company owned an 80.8% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership") at March 31, 1997 and has elected to be taxed as a real estate investment trust ("REIT"). The Partnership owned 35 Hotels (the "Hotels") in 16 states at March 31, 1997. The 35 Hotels are comprised of 23 Residence Inn by Marriott, 9 Hampton Inns, 1 Comfort Inn, 1 Sheraton Inn and 1 Holiday Inn Express.

         The Partnership leases the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases").

         An officer and shareholder of the Company is also an officer and principal shareholder of the Lessee.

         In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1996. The December 31, 1996 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Capitalized Interest

         Interest is capitalized on hotels which are closed due to renovation. Interest capitalized for the three months ended March 31, 1997 was $41,000.

         Deferred Expenses

         Deferred expenses consist primarily of loan origination fees and franchise fees and are recorded at cost. Amortization is computed using the straight-line method over the original lives of the franchise agreements which range from approximately 3 to 13 years.

                             INNKEEPERS USA TRUST
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS, CONTINUED


         Loan origination fees are amortized using the interest method over the original term of the Company's $70 million line of credit ("Line of Credit"), $30 million term loan ("First Term Loan") and $42 million term loan ("Second Term Loan"), which is 3, 12 and 12 years, respectively.

2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of approximately $8.7 million and $4.4 million that is required to be held in escrow accounts as specified primarily by the terms of the Company's Line of Credit and two Term Loans at March 31, 1997 and December 31, 1996, respectively. The restricted cash and cash equivalents are to be used to pay for insurance, taxes, furniture, fixtures, equipment and capital expenditures pertaining to the eight Hotels that collateralize the Line of Credit, the eight Hotels that collateralize the First Term Loan and the eight hotels that collateralize the Second Term Loan.

3.       LONG-TERM DEBT

         Long-term debt at March 31, 1997 consists of (a) mortgage notes collateralized by one hotel property located in Florida (the "Florida Mortgage Note"), one hotel property located in California (the "California Mortgage Note") and two hotel properties located in Michigan (the "Michigan Mortgage Note"), (b) outstanding borrowings under the Line of Credit, and (c) the two Term Loans.

         The Florida Mortgage Note is payable in equal monthly installments of $23,526 including interest at a fixed rate of 5.0% per annum through January 2002 at which time all outstanding principal and interest is due. The outstanding principal balance on the Florida Mortgage Note was approximately $3.6 million at March 31, 1997 and December 31, 1996, respectively.

         The California Mortgage Note is payable in equal monthly installments of $141,331, including interest at a fixed rate of 10.35% per annum through June 2010, at which time all outstanding principal and interest is due. The outstanding principal balance on the California Mortgage Note was approximately $14.9 million at March 31, 1997 and December 31, 1996, respectively.

         The Michigan Mortgage Note is payable in monthly interest only payments, at a variable interest rate based upon the 30-day yield of tax exempt securities selected by an independent party, through December 2014, at which time all outstanding principal and interest is due. The Michigan Mortgage Note is also collateralized by irrevocable letters of credit collateralized by two hotel properties located in Michigan. The interest rate and

                             INNKEEPERS USA TRUST
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS, CONTINUED


         LONG-TERM DEBT, CONTINUED

         outstanding principal balance on the Michigan Mortgage Note is 3.6% and $10.0 million, respectively, at March 31, 1997 and 3.9% and $10.0 million, respectively at December 31, 1996.

         Outstanding borrowings under the Line of Credit bear interest at the 30-day LIBOR rate plus 175 basis points. The interest rate on borrowings under the Line of Credit at March 31, 1997 was 7.2% and at December 31, 1996 was 7.1% and the Line of Credit expires May 1997. The outstanding principal balance on the Line of Credit was approximately $5.3 million and $42.2 million at March 31, 1997 and December 31, 1996, respectively.

         The First Term Loan matures in 2015 and bears interest at an 8.17% fixed annual rate. The First Term Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the First Term Loan. Interest on the outstanding principal balance of the First Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by the end of the twelfth year of the First Term Loan. The outstanding principal balance on the First Term Loan was $30 million at March 31, 1997 and December 31, 1996.

         In March 1997, $42,000,000 of the outstanding principal balance on the Line of Credit was refinanced as the Second Term Loan. The Second Term Loan matures in twenty years and bears interest at an 8.15% fixed annual rate. The Second Term Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the Second Term Loan. Interest on the outstanding principal balance of the Second Term Loan will accrue at 13.15% if the outstanding principal balance is not paid in full by the end of the twelfth year of the Second Term Loan. The outstanding principal balance on the Second Term Loan was $42 million at March 31, 1997.

         Substantially all of the Company's assets at March 31, 1997, other than the hotel properties collateralizing the Florida, California and Michigan Mortgage Notes and seven unencumbered hotel properties, are pledged as collateral on the Line of Credit and the two Term Loans.

4.       ACQUISITIONS

         In January 1997, the Partnership acquired an existing hotel from an unaffiliated party for approximately $10,630,000 in cash and approximately $620,000 in common units of limited partnership interest in the Partnership ("Common Units").

                             INNKEEPERS USA TRUST
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS, CONTINUED


         ACQUISITIONS, CONTINUED

         In February 1997, the partnership acquired an existing hotel for $10,500,000 in cash and a newly developed hotel for approximately $10,200,000 in cash and approximately $4,300,000 in Common Units, from an unaffiliated party.

5.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's Partnership Agreement, limited partners who hold Common Units at March 31, 1997 have redemption rights ("Redemption Rights") which enable them to redeem their Common Units in exchange for Common Shares on a one-for-one basis or, at the Company's option, an equivalent amount of cash at any time after September 30, 1995 or, in the case of 91,991 Common Units after October 7, 1997, in the case of 119,473 Common Units after October 1997 and in the case of 369,816 Common Units after May, 1998. The aggregate number of Common Shares issuable upon exercise of such redemption rights is 1,236,186 at March 31, 1997.

         Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Preferred Units") at March 31, 1997 have Redemption Rights which enable them to redeem their Preferred Units in exchange for Common Shares on a one-for-one basis or, at the Company's option, an equivalent amount of cash at any time after November 1, 1998. The aggregate number of Common Shares issuable upon exercise of such Redemption Rights is 4,063,329 at March 31, 1997.

         Annual preferred distributions of $1.10 are payable on each Preferred Unit, which may increase up to $1.155 for each Preferred Unit, based on increases in dividends payable on the Common Shares. The Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on the tenth anniversary of the Preferred Units issuance unless previously converted or redeemed.

         The Hotels are operated under franchise or management agreements as Hampton Inn, Residence Inn by Marriott, Sheraton Inn, Holiday Inn Express or Comfort Inn hotels. The Partnership has paid the cost of obtaining or transferring franchise license agreements to the Lessee. The franchise and management agreements require the payment of fees based on a percentage of hotel revenue. These fees are paid by the Lessee, which holds any franchise licenses.

         The Partnership is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance. Additionally, the Partnership must make available to the Lessee on a monthly basis an amount equal to 4.0% of room revenues for the periodic replacement or refurbishment of furniture, fixtures and

                             INNKEEPERS USA TRUST
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS, CONTINUED


         COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS, CONTINUED

         equipment at the Hotels except for 5% of room revenues for the eight hotels that collateralize the Second Term Loan. The amount of cash and cash equivalents allocated for availability to the Lessee is approximately $1,400,000 and $287,000 at March 31, 1997 and December 31, 1996, respectively.

         The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through the year 2006. Minimum future base lease revenue, under the Percentage Lease agreements, are as follows (in thousands):

                Year                                       Amount
                ----                                       ------

                1997                                       $ 24,000
                1998                                         24,000
                1999                                         24,000
                2000                                         24,000
                2001                                         24,000
                Thereafter                                  103,000

         The Company's Declaration of Trust limited the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness is approximately 29% of its investment in hotels, at cost, at March 31, 1997.

6.       SUBSEQUENT EVENTS

         Line of Credit


         In March 1997, the Company obtained a commitment to increase its Line of Credit to $190 million (from $70 million), of which $40 million is uncollateralized. The maturity date on the amended line of credit will be extended to March 2001. The interest rate on the amended Line of Credit is 175 basis points over the 30-day LIBOR rate for the collateralized portion and is 195 basis points over the 30-day LIBOR rate for the uncollateralized portion.

         Distributions

         In March 1997, the Company declared an increase in its quarterly distribution to $0.25 per Common Share from $0.225 per Common Share which on an annualized basis

                             INNKEEPERS USA TRUST
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS, CONTINUED


         SUBSEQUENT EVENTS, CONTINUED

         represents a distribution of $1.00 per Common Share. The distribution is payable on April 15, 1997 to common shareholders of record on March 28, 1997.

         Share Option Plan

         In May 1997, the Company's shareholders approved an amended share incentive plan ("Amended 1994 Plan") which covers employees and officers of the Company. The Amended 1994 Plan increased from 800,000 Common Shares to 2,700,000 Common Shares the number of Common Shares reserved for issuance upon the exercise of incentive share options and non-qualified options, or the granting of restricted Common Shares and performance based Common Shares. The Company may grant up to 900,000 restricted Common Shares and performance based Common Shares under the amended 1994 Plan.

         In May 1997, the Company's shareholders approved an amended nonemployee trustees incentive plan which provides for the granting of incentive share options and restricted Common Shares. The amended trustees plan provides for awards beyond the year 2000 and increased awards to its nonemployee trustees.

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

Innkeepers USA Trust (the "Company") commenced operations on September 30, 1994. The Company owned an 80.8% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership") at March 31, 1997 and has elected to be taxed as a real estate investment trust ("REIT"). The Partnership owned 35 Hotels (the "Hotels") in 16 states at March 31, 1997. The 35 Hotels are comprised of 23 Residence Inn by Marriott, 9 Hampton Inns, 1 Comfort Inn, 1 Sheraton Inn and 1 Holiday Inn Express.

The Partnership leases the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases"). The Lessee operates 21 of the Hotels, Residence Inn by Marriott, Inc., a wholly-owned subsidiary of Marriott International, Inc., operates twelve of the hotels, and an unaffiliated party manages two of the hotels. The 14 managed hotels are managed under management agreements between the respective manager and the Lessee. The non- Marriott-managed hotels operate under franchise licenses held by the Lessee, the cost of obtaining which was paid for by the Partnership. The right to operate the twelve Marriott-managed Hotels as Residence Inns is contained in the Marriott management agreements. Continuing franchise and management fees are paid by the Lessee.

The Company acquired the following hotel properties during the three months ended March 31, 1997:

                                                        Number of
Hotel                                                 Suites/Rooms
-----                                                 ------------

Residence Inn-Addison, TX                                  150
Residence Inn-Arlington, TX                                114
Residence Inn-Eden Prairie, MN                             126

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


HOTELS

The following chart summarizes information regarding the Hotels at March 31, 1997.

                                            Number of                   Number of
Franchise Affiliation                    Hotel Properties                 Rooms
---------------------                    ----------------                 -----

Extended stay hotels:
  Residence Inn                                 23                         2,713

Limited service hotels:
  Hampton Inn                                    9                         1,159
  Comfort Inn                                    1                           127
  Holiday Inn Express                            1                           164
                                                --                         -----
                                                11                         1,450
Full service hotels:
  Sheraton Inn                                   1                           139
                                                --                         -----

  Total                                         35                         4,302
                                                ==                         =====


Pro forma revenue per available room ("REVPAR") for the Hotels, presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented, increased 9.2% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Results were excluded for such comparison for the Residence Inn -- Atlanta (Downtown), Georgia, the Residence Inn -- Portland, Maine, the Residence Inn -- Addison, Texas and the Hampton Inn -- Norcross, Georgia, each of which was initially opened in mid or late 1996, and the Comfort Inn -- Woburn, Massachusetts, which was closed for renovation during the three months ended March 31, 1997. Management believes the growth in REVPAR at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessee and third party management and improving industry conditions. The following table sets forth pro forma information with respect to occupancy, average daily rate ("ADR") and REVPAR for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and REVPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


                               For the                          For the
                          Three Months Ended              Three Months Ended               Percentage
                            March 31, 1997                  March 31, 1996                   Change
                            --------------                  --------------                   ------

Occupancy                         79.33%                         81.45%                      (2.6)%
ADR                              $91.39                         $81.50                       12.1%
REVPAR                           $72.50                         $66.38                        9.2%

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the Company.

The Company -- Actual

Comparison of the Three Months Ended March 31, 1997 ("1997") to the Three Months Ended December 31, 1996 ("1996")

The Company had revenues of $12,725,000, consisting of $12,380,000 of Percentage Lease revenue from the Lessee and $345,000 of other revenue for 1997 compared with $5,790,000, $5,696,000 and $94,000, respectively, for 1996.
Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' compensation ("Depreciation and Amortization") were $3,500,000 in the aggregate for 1997 compared with $1,642,000 for 1996. Real estate and personal property taxes and property insurance were $1,129,000 for 1997 compared with $515,000 for 1996. Interest expense for 1997 was $1,997,000 compared with $1,065,000 for 1996. Interest expense for 1997 consisted primarily of interest incurred on borrowings outstanding under the Company's $70 million line of credit ("Line of Credit"), $30 million term loan ("First Term Loan") and $42 million term loan ("Second Term Loan"). Interest expense for 1996 consisted primarily of interest incurred on borrowings outstanding under the Line of Credit and First Term Loan. Net income before minority interest was $5,581,000 or $0.19 per share, for 1997 compared with $2,262,000, or $0.20 per share, for 1996. Funds from Operations (FFO) (income before minority interest and depreciation) was $8,798,000, or $.32 per share, for 1997 compared with $3,717,000, or $.32 per share, for 1996.

FFO per share was impacted by the number of common shares outstanding more than doubling in 1997 due to the Company's second follow-on offering in October of 1996. Proceeds from the offering were used for the acquisition of ten hotels, which have historically yielded the strongest results in the second and third quarters.

Percentage Lease revenue, Depreciation and Amortization, interest expense and real estate and personal property taxes and property insurance increased substantially for 1997 compared with

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


1996, primarily due to the number of hotels owned increasing from 18 at January 1, 1996 to 32 at December 31, 1996 and 35 at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is rent payments from the Lessee under the Percentage Leases, and the Company is dependent on the Lessee to make such payments to provide cash for additional hotel investment, debt service, distributions, capital expenditures on its hotels, and working capital. The Company believes that its cash provided by operations will be adequate to meet some of its liquidity needs, which primarily include funding distributions and paying operating expenses. The Company also currently expects to fund its growth objectives in part by accessing the capital markets, borrowing on its Line of Credit, and exchanging equity for hotel properties as necessary and as market conditions permit.

Cash and cash equivalents at March 31, 1997 were $14,353,000, including approximately $1,400,000 which the Partnership is required, under the Percentage Leases, to make available to the Lessee for the replacement and refurbishment of furniture, fixtures and equipment. Additionally, cash and cash equivalents includes approximately $7,300,000 that is held in escrow to pay for insurance, taxes, and capital expenditures pertaining primarily to the eight Hotels that collateralize the Line of Credit, the eight Hotels that collateralize the First Term Loan and the eight hotels that collateralize the Second Term Loan.

Net cash provided by operating activities for the three months ended March 31, 1997 was $4,878,000.

Net cash used in investing activities was $34,600,000 for the three months ended March 31, 1997. This was comprised primarily of the Company acquiring a Residence Inn Hotel in Eden Prairie, Minnesota for approximately $10,630,000 in cash and approximately $620,000 in Common Units, acquiring a Residence Inn in Arlington, Texas for $10,500,000 in cash and acquiring a Residence Inn in Addison, Texas for approximately $10,200,000 in cash and approximately $4,300,000 in Common Units.

Net cash used by financing activities was $664,000 for the three months ended March 31, 1997, consisting primarily of proceeds from long-term debt of $5,120,000 and Common Share distributions paid of $5,217,000.

The Company (and the Partnership) paid an aggregate of $5,217,000 ($0.225 per Common Share and Common Unit) in distributions to holders of Common Shares and Common Units during the three months ended March 31, 1997. In March of 1997, the Company declared an increase in its quarterly distribution to $0.25 per Common Share from $0.225 per Common Share, which on an annualized basis represents a distribution of $1.00 per Common Share. The Distribution is payable on April 15, 1997 to common shareholders of record on March 28, 1997. Annual

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


preferred distributions of $1.10 are payable on each Preferred Unit, which may increase up to $1.155 for each Preferred Unit, based on increases in distributions payable on the Common Shares. The Preferred Units are convertible at any time into Common Units on a one-for-one basis. On or after November 1998, the holders of the Preferred Units may redeem their Units for Common Shares of the Company or, at the election of the Company, an equivalent value of cash. Under federal income tax law provisions applicable to a REIT, the Company is required to distribute at least 95% of its taxable income to maintain its status as a REIT.

In making additional investments in hotel properties, the Company may incur, or cause the Partnership to incur, indebtedness to make such investments. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness ("Debt Limitation"). The Company's consolidated indebtedness is 29% of its investment in hotels, at cost, at March 31, 1997. At March 31, 1997, the Company had outstanding indebtedness of approximately $105,834,000. Approximately 86% of the Company's indebtedness at March 31, 1997 bore interest at a fixed rate.

The Company's long-term debt at March 31, 1997 consists of (a) mortgage notes collateralized by one hotel property located in Florida (the "Florida Mortgage Note"), one hotel property located in California (the "California Mortgage Note") and two hotel properties located in Michigan (the "Michigan Mortgage Note"), (b) outstanding borrowings under the Line of Credit, and (c) the two Term Loans. Twenty-eight of the 35 hotels owned by the Company at March 31, 1997 collateralized this indebtedness.

The Florida Mortgage Note is payable in equal monthly installments of $23,526 including interest at a fixed rate of 5.0% per annum through January 2002, at which time all outstanding principal and interest is due. The outstanding principal balance on the Florida Mortgage Note was approximately $3.6 million at March 31, 1997 and December 31, 1996, respectively.

The California Mortgage Note is payable in equal monthly installments of $141,331 including interest at a fixed rate of 10.35% per annum through June 2010, at which time all outstanding principal and interest is due. The outstanding principal balance on the California Mortgage Note was approximately $14.9 million at March 31, 1997 and December 31, 1996, respectively.

The Michigan Mortgage Note is payable in monthly interest only payments, at a variable interest rate based upon the 30- day yield of tax exempt securities selected by an independent party, through December 2014, at which time all outstanding principal and interest is due. The Michigan Mortgage Note is also collateralized by irrevocable letters of credit collateralized by two hotel properties located in Michigan. The interest rate and outstanding principal balance

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


on the Michigan Mortgage Note was 3.6% and $10.0 million, respectively, at March 31, 1997 and 3.9% and $10.0 million, respectively, at December 31, 1996.

Outstanding borrowings under the Line of Credit bear interest at the 30-day LIBOR rate plus 175 basis points. The interest rate on borrowings under the Line of Credit at March 31, 1997 was 7.2% and at December 31, 1996 was 7.1% and the Line of Credit expires May 1997. The outstanding principal balance on the Line of Credit was approximately $5.3 million and $42.2 million at March 31, 1997 and December 31, 1996, respectively.

The Company has negotiated and obtained from the Line of Credit lender a commitment for an amended and expanded line of credit, which is expected to close on or about May 15, 1997. The Company's Line of Credit will be increased to $190 million (from $70 million), of which $40 million will be uncollateralized. The maturity date on the amended Line of Credit would be extended to March 2001. The interest rate on the amended Line of Credit would remain at 175 basis points over the 30-day LIBOR rate for the collateralized portion and would be 195 basis points over the 30-day LIBOR rate for the uncollateralized portion.

The First Term Loan, obtained from the Line of Credit lender, matures in 2015 and bears interest at an 8.17% fixed annual rate. The First Term Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the First Term Loan. Interest on the outstanding principal balance of the First Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by the end of the twelfth year of the First Term Loan. The First Term Loan may be prepaid in full without penalty on and after the twelfth anniversary of the closing of the loan, when the Company expects to pay off the loan in full. The outstanding principal balance on the First Term Loan was $30 million at March 31, 1997 and December 31, 1996. The Term Loan is collateralized by eight Residence Inn Hotels.

In March 1997, the Company fixed the interest rate on $42,000,000 of borrowings previously outstanding under the variable interest rate Line of Credit by refinancing such amounts as a Second Term Loan from the Line of Credit lender. The Second Term Loan matures in twenty years and bears interest at an 8.15% fixed annual rate. The Second Term Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the Second Term Loan. Interest on the outstanding principal balance of the Second Term Loan will will accrue at 13.15% if the outstanding principal balance is not paid in full by the end of the twelfth year of the Second Term Loan. The Second Term Loan may be prepaid in full without penalty on or after the twelfth anniversary of the closing of the loan, when the Company expects to pay off the loan in full. The outstanding principal balance on the Second Term Loan was $42 million at March 31, 1997. The Second Term Loan is collateralized by mortgages on eight hotels, including five hotels previously collateralizing the line of credit and three previously unencumbered hotels.

                             INNKEEPERS USA TRUST
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The Company, in the future, may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Debt Limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, fixed or variable interest rate and may be subject to such other terms as the Board of Trustees of the Company deems prudent.

The Percentage Leases require the Partnership to make available to the Lessee an amount equal to 4.0% of room revenues from all of the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Hotels. The Partnership made available to the Lessee approximately $7,800,000 for hotel renovations from September 30, 1994 to March 31, 1997. The Second Term Loan requires that the Partnership make available for such purposes at the Hotels collateralizing that loan 5% of room revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interest of the Company.

Management believes that the amounts required to be made available by the Partnership will be sufficient to meet required expenditures for furniture, fixtures and equipment at the Hotels. The Company currently intends to pay for the cost of capital improvements and any additional furniture, fixture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit. Provisions comparable to those described above in the Percentage Leases for the Hotels are expected to be included in the Percentage Lease for any other hotel in which the Company invests.

In May 1997 the Company completed the conversion of the Comfort Inn Hotel in Woburn, Massachusetts to a Hampton Inn and had expended $1,600,000 through March 31, 1997 for such conversion.

SEASONALITY OF HOTEL BUSINESS

The Hotel industry is seasonal in nature. The Hotels' operations historically reflect higher occupancy rates and ADR during the second and third quarters for the 31 Hotels located outside of Florida and higher occupancy rates and ADR during the first and fourth quarters for three of the four Hotels located in Florida. To the extent that cash flow from operating activities from the Hotels for a quarter is insufficient to generate Percentage Lease revenue necessary to fund all of the distributions for such quarter, the Company may maintain the annual distribution rate by funding seasonal-related shortfalls with available cash or borrowings under the Line of Credit.

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

IMPLEMENTATION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and the denominator of the diluted EPS computation. The Company will adopt the disclosure requirements of FAS 128 beginning December 31, 1997. The Company does not expect the adoption of FAS 128 to have a material impact on their financial position, results of operations, and cash flows.

                                   JF HOTEL
                      CONDENSED COMBINED BALANCE SHEETS
               (in thousands, except share and per share data)



                                                              ASSETS

                                                              March 31, 1997             December 31, 1996
                                                              --------------             -----------------
                                                               (Unaudited)

Cash and cash equivalents                                            $10,950                       $5,551
Marketable securities                                                  1,223                        1,161
Accounts receivable                                                    3,207                        2,393
Due from affiliates                                                                                   298
Inventory                                                                  9                           67
Prepaid expenses                                                         214                          233
Other assets                                                             204                          252
                                                                     -------                       ------

     Total assets                                                    $15,807                       $9,955
                                                                     =======                       ======


                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                     $ 2,681                       $2,150
Accrued expenses                                                       1,329                        1,545
Due to affiliates                                                         89
Payable to manager                                                     3,462                        1,634
Other liabilities                                                        620                          785
Due to Partnership                                                     6,768                        3,541
                                                                     -------                       ------

     Total liabilities                                                14,949                        9,655
                                                                     -------                       ------

Commitments (Note 3)

Shareholders' equity:
   Common shares, $1 par value, 3,000 shares
     authorized issued and outstanding                                     3                            3
   Unrealized gain on marketable securities                              420                          358
   Retained earnings (deficit)                                           435                          (61)
                                                                     -------                       ------

     Total shareholders' equity                                          858                          300
                                                                     -------                       ------

     Total liabilities and shareholders' equity                      $15,807                       $9,955
                                                                     =======                       ======




The accompanying notes are an integral part of these condensed combined financial statements.

                                   JF HOTEL
                   CONDENSED COMBINED STATEMENTS OF INCOME
                                (in thousands)



                                                      Three Months Ended               Three Months Ended
                                                        March 31, 1997                   March 31, 1996
                                                        --------------                   --------------
                                                         (Unaudited)                       (Unaudited)

Gross operating revenue:
  Rooms                                                   $  25,533                          $ 12,009
  Food and beverage                                             169                               187
  Telephone                                                     964                               453
  Other                                                         534                               269
                                                          ---------                          --------
      Gross operating revenue                                27,200                            12,918

Departmental Expenses:
  Rooms                                                       4,867                             2,394
  Food and beverage                                             142                               152
  Telephone                                                     344                               189
  Other                                                         232                                80
                                                          ---------                          --------
      Total departmental profit                              21,615                            10,103
                                                          ---------                          --------

Unallocated operating expenses:
  General and administrative                                  1,947                               712
  Franchise fees                                              1,993                               915
  Advertising and promotions                                    884                               456
  Utilities                                                   1,328                               791
  Repairs and maintenance                                     1,220                               606
  Management fees                                               539                                51
                                                          ---------                          --------
      Total unallocated operating
        expenses                                              7,911                             3,531
                                                          ---------                          --------

      Gross profit                                           13,704                             6,572

  Insurance                                                    (205)                              (97)
  Lessee overhead                                              (623)                             (359)
  Percentage lease payments                                 (12,380)                           (5,696)
                                                          ---------                          --------

      Net income                                          $     496                          $    420
                                                          =========                          ========


                 The accompanying notes are an integral part
              of these condensed combined financial statements.

                                   JF HOTEL
                 CONDENSED COMBINED STATEMENTS OF CASH FLOWS
      (in thousands, except supplemental non-cash financing activities)

                                                              Three Months Ended         Three Months Ended
                                                                March 31, 1997             March 31, 1996
                                                                --------------             --------------
                                                                  (Unaudited)               (Unaudited)

Cash flows from operating activities:
  Net income                                                         $   496                      $  420
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                         11
    Changes in:
       Accounts receivable                                              (814)                        153
       Inventory                                                          58                          (9)
       Prepaid expenses                                                   19                          33
       Other assets                                                       43                         (55)
       Account payable                                                   531                        (506)
       Accrued expenses                                                 (216)                         87
       Payable to manager                                              1,828
       Other liabilities                                                (165)
       Due to Partnership                                              3,227                         967
                                                                     -------                      ------

         Net cash provided by operating activities                     5,018                       1,090
                                                                     -------                      ------

Cash flows from investing activities:
  Purchase of marketable securities                                                                 (257)
  Purchase of equipment                                                   (6)
  Advances from affiliates                                               387
                                                                     -------                      ------
         Net cash provided by (used in) investing activities             381                        (257)
                                                                     -------                      ------

Cash flows from financing activities:
  Dividends paid                                                                                    (111)
                                                                     -------                      ------

         Net cash used in financing activities                                                      (111)
                                                                     -------                      ------

Net increase in cash and cash equivalents                              5,399                         722

Cash and cash equivalents at beginning of period                       5,551                       2,894
                                                                     -------                      ------

Cash and cash equivalents at end of period                           $10,950                      $3,616
                                                                     =======                      ======

Supplemental non-cash financing activities:
  The Lessee's shareholders repaid due from shareholders from retained earnings in the amount of $41,000 for the period January 1, 1996 through March 31, 1996.

   The accompanying notes are an integral part of these condensed combined financial statements.

                                   JF HOTEL
               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         JF Hotel, Inc., JF Hotel II, Inc., JF Hotel III, Inc., JF Hotel IV, Inc. and JF Hotel V, Inc. (collectively "JF Hotel" or the "Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust (the "Company") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership"). As of March 31, 1997, approximately 80.8% of the Partnership was owned by the Company. The principal shareholder of the Lessee is also the President and Chairman of the Company. The Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at March 31, 1997 leases 35 hotels (the "Hotels") from the Partnership.

         The Lessee operates 21 of the Hotels. Residence Inn by Marriott, Inc. ("RIBM", a wholly-owned subsidiary of Marriott International, Inc.) operates twelve of the Hotels, and an unaffiliated party ("TMH") operates two of the Hotels. The financial statements of the twelve hotels operated by RIBM are maintained on a 52/53 week period basis.

2.       ACQUISITIONS

         In January 1997, the Partnership acquired an existing hotel from an unaffiliated party for approximately $10,630,000 in cash and approximately $620,000 in Common Units.

         In February 1997, the Partnership acquired an existing hotel for $10,500,000 in cash and a newly developed hotel for approximately $10,200,000 in cash and approximately $4,300,000 in Common Units, from an unaffiliated party.

3.       COMMITMENTS

         The Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Partnership through the year 2006. Minimum future base lease payments under the Percentage Lease agreements, are as follows (in thousands):




                      YEAR                              AMOUNT
                      ----                              ------

                      1997                            $ 24,000
                      1998                              24,000
                      1999                              24,000
                      2000                              24,000
                      2001                              24,000
                      Thereafter                       103,000

                                   JF HOTEL
         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS, CONTINUED

         COMMITMENTS, CONTINUED

         RIBM operates twelve of the Hotels under management agreements with the Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements have an initial term of 13 years and provide for a base fee of 2% of gross revenues at the managed hotels and an incentive fee which is either 50% of available cash flow, as defined, or 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The agreements also contain penalties for early termination.

         The right to operate the twelve hotels as Residence Inns is contained in the RIBM Management Agreements.

         TMH operates two of the Hotels under management agreements with the Lessee (the "TMH Management Agreements"). The TMH Management Agreements have terms of 5 years and provide for a base fee of 2% of gross revenues and an incentive fee based on the performance of the hotels managed.

                                   JF HOTEL
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the condensed financial statements and related notes thereto.

RESULTS OF OPERATIONS

The following is a discussion of the results of operations of the Lessee.

The Lessee -- Actual

         Comparison of Three Months Ended March 31, 1997 ("1997") to the Three Months Ended March 31, 1996 ("1996")

The Lessee had total revenue for 1997 of $27,200,000, consisting of $25,533,000 of room revenue and $1,667,000 of other revenue. Room revenue increased by $13,524,000, or 112.6% from $12,009,000 for 1996. This increase was primarily due to the number of Hotels leased increasing from 18 at January 1, 1996 to 32 at December 31, 1996 and 35 at March 31, 1997.

Percentage Lease payments, hotel operating expenses and overhead expenses for 1997 were $12,380,000, $13,701,000, and $623,000, respectively. Percentage
Lease payments, hotel operating expense and overhead expenses increased by $6,684,000, or 117.3%, $7,258,000, or 112.6%, and $264,000, or 73.5%,
respectively, from $5,696,000, $6,443,000, and $359,000, respectively, for 1996. These increases were primarily due to the number of Hotels leased increasing from 18 at January 1, 1996 to 32 at December 31, 1996 and 35 at March 31, 1997. Net income for 1997 was $496,000. Net income increased $76,000, or 18.1% from $420,000 for 1996.

The gross margin percentage increased to 79.5% in 1997 from 78.2% in 1996.
This was primarily due to direct room operating expenses decreasing as a percentage of room revenue in 1997. Net income as a percentage of gross operating revenue decreased from 3.3% in 1996 to 1.8% in 1997, primarily due to increased percentage lease payments as a percentage of room revenue in 1997.

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



                                               INNKEEPERS USA TRUST



May 12, 1997                                      /s/ David Bulger
                                               ---------------------------------
                                               David Bulger
                                               Chief Financial Officer
                                               (Principal Financial Officer)