Form 10-Q
period 1997-06-30
INNKEEPERS USA TRUST/FL
filed 1997-08-14
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

The number of shares of Common Stock, $.01 par value, outstanding on August 4, 1997 was 31,823,637.

                          INNKEEPERS USA TRUST

                                  INDEX
                                                                     Page Number
                                                                     -----------
PART I.       Financial Information

              INNKEEPERS USA TRUST

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at
                 June 30, 1997 (unaudited) and December 31, 1996               1

              Condensed Consolidated Statements of Income for the
                 three and six months ended June 30, 1997 (unaudited)
                 and June 30, 1996 (unaudited)                                 2

              Condensed Consolidated Statements of Cash Flows for
                 the six months ended June 30, 1997 (unaudited)
                 and June 30, 1996 (unaudited)                                 3

              Notes to Condensed Consolidated Financial Statements             4

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                16

              JF HOTEL, INC., JF HOTEL II, INC., JF HOTEL III, INC., JF HOTEL IV, INC., AND JF HOTEL V, INC.

Item 1.       Financial Statements

              Condensed Combined Balance Sheets at June 30,
                 1997 (unaudited) and December 31, 1996                       26

              Condensed Combined Statements of Income for the
                 three and six months ended June 30, 1997 (unaudited)
                 and June 30, 1996 (unaudited)                                27

              Condensed Combined Statements of Cash Flows for
                 the six months ended June 30, 1997 (unaudited)
                 and June 30, 1996 (unaudited)                                28

              Notes to Condensed Combined Financial Statements                29

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           31

PART II.      Other Information

Item 4.       Submission of Matters to a Vote of Security Holders             32

Item 6.       Exhibits and Reports on Form 8-K                                33

              Signature                                                       34

                              INNKEEPERS USA TRUST
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS

                                                               June 30, 1997    December 31, 1996
                                                               -------------    -----------------
                                                                (Unaudited)
Investment in hotel properties:
   Land                                                           $  60,404         $  42,565
   Buildings and improvements                                       392,559           251,411
   Furniture and equipment                                           58,538            32,644
                                                                  ---------         ---------
                                                                    511,501           326,620

   Accumulated depreciation                                         (24,559)          (17,560)
                                                                  ---------         ---------
   Net investment in hotel properties                               486,942           309,060

Cash and cash equivalents                                            15,233            44,739
Due from Lessee                                                       7,971             3,541
Deferred expenses, net                                                5,518             2,718
Other assets                                                            497               299
                                                                  ---------         ---------

              Total assets                                        $ 516,161         $ 360,357
                                                                  =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                    $ 219,505         $ 100,740
Accounts payable and other accrued expenses                           3,857               915
Distributions payable                                                 7,119             5,217
Minority interest in Partnership                                     69,945            45,880
                                                                  ---------         ---------

              Total liabilities                                     300,426           152,752
                                                                  ---------         ---------

Commitments and contingencies (Note 7)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, no shares issued or outstanding                         0                 0
   Common Shares, $.01 par value, 100,000,000 shares
      authorized, 22,323,108 and 22,322,498 shares
      issued and outstanding at June 30,1997 and
      December 31, 1996, respectively                                   223               223
   Additional paid-in capital                                       223,295           213,692
   Unearned trustees' compensation                                     (118)             (138)
   Distributions in excess of net earnings                           (7,665)           (6,172)
                                                                  ---------         ---------

              Total shareholders' equity                            215,735           207,605
                                                                  ---------         ---------

              Total liabilities and shareholders' equity          $ 516,161         $ 360,357
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

                              INNKEEPERS USA TRUST
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                            Three Months         Three Months          Six Months           Six Months
                                                Ended               Ended                Ended                 Ended
                                            June 30, 1997        June 30, 1996        June 30, 1997        June 30, 1996
                                            -------------        -------------        -------------        -------------
                                             (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
Revenue:
   Percentage lease revenue                  $     14,932         $      6,354         $     27,312         $     12,050
   Other revenue                                      212                  153                  557                  247
                                             ------------         ------------         ------------         ------------
          Total revenue                            15,144                6,507               27,869               12,297
                                             ------------         ------------         ------------         ------------


Expenses:
   Depreciation and amortization                    3,798                1,575                7,032                3,044
   Ground rent                                         88                   86                  176                  171
   Interest expense                                 2,449                1,377                4,446                2,442
   Amortization of loan origination
      fees                                            148                  215                  404                  376
   Real estate and personal
      property taxes and property
      insurance                                     1,124                  638                2,253                1,153
   General and administrative                         588                  390                1,018                  611
   Amortization of unearned trustees'
       and officers' compensation                      47                   12                   57                   24
                                             ------------         ------------         ------------         ------------
          Total expenses                            8,242                4,293               15,386                7,821
                                             ------------         ------------         ------------         ------------

Income before minority interest                     6,902                2,214               12,483                4,476
Minority interest, common                            (346)                (144)                (580)                (291)
Minority interest, preferred                       (1,117)                --                 (2,234)                --
                                             ------------         ------------         ------------         ------------
Net income                                   $      5,439         $      2,070         $      9,669         $      4,185
                                             ============         ============         ============         ============

Net income per common share                  $        .24         $        .19         $        .43         $        .39
                                             ============         ============         ============         ============
Weighted average number of
   common shares and common
   share equivalents outstanding               24,037,138           11,568,783           23,810,518           11,568,687
                                             ============         ============         ============         ============







              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (in thousands, except supplemental non-cash financing activities)


                                                                    Six Months Ended   Six Months Ended
                                                                       June 30,1997      June 30, 1996
                                                                       ------------      -------------
                                                                        (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net income                                                            $   9,669         $  4,185
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                       7,089            3,068
         Amortization of loan origination fees                                 404              376
         Minority interest, common and preferred                             2,814              291
   Change in operating assets and liabilities:
      (Increase) decrease in:
         Due from lessee                                                    (4,430)          (1,216)
         Deferred expenses, net                                             (1,415)             (10)
         Other assets                                                         (198)             176
      Increase (decrease) in:
         Accounts payable and other accrued expenses                         1,822               87
                                                                         ---------         --------

               Net cash provided by operating activities                    15,755            6,957
                                                                         ---------         --------

Cash flows from investing activities:
   Investment in hotel properties                                         (150,892)         (26,544)
   Payments paid for franchise fees                                              0             (122)
   Deposit on Acquisition Hotels                                                 0           (2,850)
                                                                         ---------         --------
               Net cash used in investing activities                      (150,892)         (29,516)
                                                                         ---------         --------

Cash flows from financing activities:
   Proceeds from long-term debt                                            118,894           35,086
   Payments on long-term debt                                                 (129)          (2,049)
   Proceeds from accounts payable and other accrued expenses                 1,120                0
   Payments for dividend reinvestment plan and shelf registration             (203)             (47)
   Payments on accrued expenses-public offering                                  0             (397)
   Distributions paid                                                      (12,224)          (5,091)
   Loan origination fees paid                                               (1,827)            (525)
                                                                         ---------         --------

               Net cash provided by financing activities                   105,631           26,977
                                                                         ---------         --------

Net increase (decrease) in cash and cash equivalents                       (29,506)           4,418

Cash and cash equivalents at beginning of period                            44,739            2,093
                                                                         ---------         --------

Cash and cash equivalents at end of period                               $  15,233         $  6,511
                                                                         =========         ========

Supplemental cash flow information:
   Interest paid                                                         $   4,286         $  2,442
                                                                         =========         ========

Supplemental non-cash financing activities:

   The Company incurred $18,000 of accrued expenses-public offering which was recorded in additional paid in capital for the period January 1, 1996 through June 30, 1996.

   The Company issued 2,307,763 common units aggregating $33,989,000 for the acquisition of 11 hotel properties during the six months ended June 30, 1997.

                The accompany notes are an integral part of these
                  condensed consolidated financial statements.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Innkeepers USA Trust (the "Company") commenced operations on September 30, 1994. The Company owned an 75.5% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership") as of June 30, 1997 and has elected to be taxed as a real estate investment trust ("REIT"). The Partnership owned 47 Hotels (the "Hotels") in 18 states as of June 30, 1997. The 47 Hotels are comprised of 23 Residence Inn by Marriott, 12 Hampton Inns, 6 Summerfield Suites, 2 Sierra Suites, 1 Comfort Inn, 1 Sheraton Inn, 1 Holiday Inn Express and 1 Sunrise Suites.

         The Partnership leases 38 of the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "JF Lessee") and nine of the Hotels to an affiliate of Summerfield Hotel Corporation (the "Summerfield Lessee" and collectively with the JF Lessee, the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases").

         One officer of the Company is also an officer and principal shareholder of the JF Lessee, and another officer of the Company is the other principal shareholder of the JF Lessee. A trustee of the Company is a principal shareholder of the Summerfield Lessee.

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

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Capitalized Interest

         Interest is capitalized on Hotels which are closed due to renovation. Interest capitalized for the six months ended June 30, 1997 was $127,000.

         Deferred Expenses

         Deferred expenses consist primarily of loan origination fees and franchise application fees and are recorded at cost. Amortization is computed using the straight-line method over the original lives of the franchise agreements, which range from approximately 3 to 13 years. Loan origination fees are amortized using the interest method over the original or amended term of the Company's $190 million line of credit ("First Line of Credit"), $30 million term loan ("First Term Loan") and $42 million term loan ("Second Term Loan"), which is 3, 12 and 12 years, respectively.

2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of approximately $9.4 million and $4.4 million that is required to be held in escrow accounts as specified primarily by the terms of the Company's First Line of Credit and two Term Loans at June 30, 1997 and December 31, 1996, respectively. The restricted cash and cash equivalents are to be used to pay for insurance, taxes, furniture, fixtures, equipment and capital expenditures pertaining to the 11 Hotels that collateralize the First Line of Credit, the eight Hotels that collateralize the First Term Loan and the eight Hotels that collateralize the Second Term Loan.

3.       DEFERRED EXPENSES AND OFFERING COSTS

         Deferred expenses also include loan origination fees and costs incurred during the first six months of 1997 in connection with (a) amending the First Line of Credit in May 1997 in the amount of approximately $1,319,000, (b) refinancing $42,000,000 of outstanding principal balance on the First Line of Credit with the Second Term Loan in March 1997 in the amount of $1,251,000 and (c) the process of establishing an additional $70 million line of credit ("Second Line of Credit") in the amount of $542,000.

         Deferred expenses also consist of $14,000 of public offering costs relating to the Company's fourth public offering of common shares which was consummated in July 1997 (the "Follow-On Offering").

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       LONG-TERM DEBT

         Long-term debt at June 30, 1997 consisted of (a) mortgage notes collateralized by one hotel property located in Florida (the "Florida Mortgage Note"), one hotel property located in California (the "California Mortgage Note") and two hotel properties located in Michigan (the "Michigan Mortgage Note"), (b) outstanding borrowings under the First Line of Credit, (c) outstanding borrowings under the two Term Loans, and (d) outstanding borrowings under an interim loan (the "Interim Loan").

         The Florida Mortgage Note is payable in equal monthly installments of $23,526 including interest at a fixed rate of 5.0% per annum through January 2002 at which time all outstanding principal and interest is due. The outstanding principal balance on the Florida Mortgage Note was approximately $3.5 million and $3.6 million at June 30, 1997 and December 31, 1996, respectively.

         The California Mortgage Note is payable in equal monthly installments of $141,331, including interest at a fixed rate of 10.35% per annum through June 2010, at which time all outstanding principal and interest is due. The outstanding principal balance on the California Mortgage Note was approximately $14.9 million at June 30, 1997 and December 31, 1996, respectively.

         The Michigan Mortgage Note is payable in monthly interest only payments, at a variable interest rate based upon the 30-day yield of tax exempt securities selected by an independent party, through December 2014, at which time all outstanding principal and interest is due. The Michigan Mortgage Note is also collateralized by irrevocable letters of credit collateralized by two hotel properties located in Michigan. The interest rate and outstanding principal balance on the Michigan Mortgage Note is 3.75% and $10.0 million, respectively, at June 30, 1997 and 3.9% and $10.0 million, respectively, at December 31, 1996.

         Outstanding borrowings under the First Line of Credit bear interest at the 30-day LIBOR rate plus 175 basis points for the collateralized portion and 30-day LIBOR rate plus 195 basis points for the uncollateralized portion. The interest rate on borrowings under the First Line of Credit at June 30, 1997 was 7.4% and at December 31, 1996 was 7.1%. The First Line of Credit was amended in May 1997 and expires May 2000. Borrowings were outstanding only on the collateralized portion. The outstanding principal balance on the First Line of Credit was approximately $29.7 million and $42.2 million at June 30, 1997 and December 31, 1996, respectively.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       LONG-TERM DEBT, CONTINUED

         The First Term Loan matures in 2015 and bears interest at an 8.17% fixed annual rate. The First Term Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the First Term Loan. Interest on the outstanding principal balance of the First Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by the end of the twelfth year of the First Term Loan. The outstanding principal balance on the First Term Loan was $30 million at June 30, 1997 and December 31, 1996.

         In March 1997, $42,000,000 of the outstanding principal balance on the First Line of Credit was refinanced with the Second Term Loan. The Second Term Loan matures in 2017 and bears interest at an 8.15% fixed annual rate. The Second Term Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the Second Term Loan. Interest on the outstanding principal balance of the Second Term Loan will accrue at 13.15% if the outstanding principal balance is not paid in full by the end of the twelfth year of the Second Term Loan. The outstanding principal balance on the Second Term Loan was $42 million at June 30, 1997.

         Effective June 1997, the Company borrowed on the Interim Loan approximately $89,380,000 to partially finance the purchase of nine existing Hotels from an unaffiliated party. Outstanding borrowings under the Interim Loan bear interest at the 30-day LIBOR rate plus 171 basis points. The interest rate on borrowings under the Interim Loan is 7.4% and the Interim Loan was repaid in full in July 1997 from proceeds of the Follow-On Offering.

         Substantially all of the Company's assets at June 30, 1997, other than the hotel properties collateralizing the Florida, California and Michigan Mortgage Notes and seven unencumbered hotel properties, are pledged as collateral for the First Line of Credit, the two Term Loans and the Interim Loan.

5.       RESTRICTED COMMON SHARE AND SHARE OPTION PLAN

         In May 1997, the Company's shareholders approved an amended share incentive plan ("Amended 1994 Plan") which covers employees and officers of the Company. The Amended 1994 Plan increased from 800,000 to 2,700,000 the number of Common Shares reserved for issuance (a) upon the exercise of incentive share options and nonqualified options or (b) as restricted Common Shares and performance based Common Shares. The Company may grant up to 900,000 restricted Common Shares and performance based Common Shares under the Amended 1994 Plan.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       RESTRICTED COMMON SHARE AND SHARE OPTION PLAN, CONTINUED

         The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning outstanding common share options granted under the Amended 1994 Plan.

            Granted                Common Shares           Option Price Per Share
            -------                -------------           ----------------------
             1994                      250,000                     $10.00
             1995                       20,000                       8.875
             1996                      156,000                       9.75
             1997                    1,192,500                      13.25

         Of the 1,618,500 common share options granted, 560,000 are incentive share options and 1,058,500 are nonqualified options. As of August 4, 1997, no common share options have been exercised. The incentive share options and nonqualified options vest over varying periods, not to exceed ten and five years, respectively. Of the 1,618,500 common share options granted, 1,108,500 have been granted to an officer of the Company, who is also a Trustee.

         The Company has granted 116,250 restricted Common Shares which vest equally over a seven year period commencing February 1997. Common share dividends are payable on the restricted Common Shares. Of the 116,250 restricted Common Shares granted, 60,000 have been granted to an officer of the Company, who is also a trustee. The Company has also granted 116,250 performance based Common Shares of which up to one-half will be earned in February 1998 based upon certain common share price appreciation performance during 1997. In addition, the other one-half of performance based Common Shares will be earned in February 1999 based upon certain common share price appreciation performance during 1998. Performance based common shares eligible to be earned but that are not earned in February 1998, can be earned in February 1999 based upon certain common share price appreciation performance during 1997 and 1998. Restricted Common Shares will be issued equal to the number of performance based Common Shares earned. Restricted Common Shares vest equally over six years commencing February 1998 for those performance based Common Shares earned for 1997 and vest equally over five years commencing February 1999 for those performance based Common Shares earned in 1998.

         In May 1997, the Company's shareholders approved an amended nonemployee trustees share incentive plan which provides for the granting of incentive share options and restricted Common Shares. The amended trustees plan provides for awards beyond the year 2000 and increased awards to its nonemployee trustees.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.       RESTRICTED COMMON SHARE AND SHARE OPTION PLAN, CONTINUED

         The Company has granted an aggregate of 25,000 nonqualified options to five of its non-employee trustees. The table below delineates information concerning outstanding common share options granted under its amended trustees plan.

               Granted              Common Shares       Option Price Per Share
               -------              -------------       ----------------------
                 1994                  15,000                   $10.00
                 1996                   3,000                    11.75
                 1997                   7,000                    13.25 - 14.25

         The nonqualified options vest over varying periods not to exceed five years. As of August 4, 1997 no common share options have been exercised.

         The Company since September 1994 has also granted 57,939 outstanding restricted Common Shares to its five non-employee trustees, which vest over varying periods not to exceed five years.

6.       ACQUISITIONS

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

         On June 26, 1997, the Partnership acquired three existing hotels from an unaffiliated party for $19,100,000 in cash.

         Effective June 20, 1997, the Partnership acquired nine existing hotels from an unaffiliated party for $89,380,000 in cash and approximately $29,069,000 in common units.

7.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's Partnership Agreement, limited partners who hold Common Units at June 30, 1997 have redemption rights ("Redemption Rights") which enable them to redeem their Common Units in exchange for Common Shares on a one-for-one basis or, at the Company's option, an equivalent amount of cash. The redemption rights become effective, in the case of 654,906 common units at any time after September 30, 1995, in

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS,
         CONTINUED

         the case of 91,991 Common Units after October 7, 1997, in the case of 119,473 Common Units after October 1997, in the case of 369,816 Common Units after July 31, 1997, in the case of 1,856,954 Common Units after June 1998 and in the case of 80,993 Common Units after June 1999. The aggregate number of Common Shares issuable upon exercise of such redemption rights is 3,174,133 at June 30, 1997.

         Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Preferred Units" and collectively with the Common Units, "Units") at June 30, 1997 have Redemption Rights which enable them to redeem their Preferred Units in exchange for Common Shares on a one-for-one basis or, at the Company's option, an equivalent amount of cash at any time after November 1, 1998. The aggregate number of Common Shares issuable upon exercise of such Redemption Rights is 4,063,329 at June 30, 1997.

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

         The Hotels are operated under franchise or management agreements as Hampton Inn, Residence Inn by Marriott, Summerfield Suites, Sierra Suites, Sunrise Suites, Sheraton Inn, Holiday Inn Express or Comfort Inn Hotels. The Partnership has paid the cost of obtaining or transferring franchise license agreements to the Lessee, if applicable. The franchise and management agreements require the payment of fees based on a percentage of hotel revenue. These fees are paid by the Lessee, which holds any franchise licenses.

         The Partnership generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance. Additionally, the Partnership must make available to the Lessee on a monthly basis an amount equal to 4.0% of room revenues for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Hotels except that the amount that must be made available is 5% of room revenues for the eight Hotels that collateralize the Second Term Loan. The amount of cash and cash equivalents availabile to the Lessee under these provisions is approximately $2,614,000 and $287,000 at June 30, 1997 and December 31, 1996, respectively.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS,
         CONTINUED

         The Lessee has future minimum base rent commitments under the Percentage Lease agreements to the Partnership. Minimum future base rent revenue, under the Percentage Lease agreements, are as follows through the year 2006 (in thousands):

                     Year                                   Amount
                     ----                                  --------
                     1997                                  $ 34,000
                     1998                                    40,000
                     1999                                    35,000
                     2000                                    35,000
                     2001                                    35,000
                     Thereafter                             151,000

         The Company's Declaration of Trust limited the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness was approximately 43% of its investment in hotels, at cost, at June 30, 1997.

8.       SUBSEQUENT EVENTS

         Common Share Offering

         In July 1997, the Company completed the 9,500,000 Common Share Follow-On Offering, raising gross proceeds of approximately $133,000,000. The net proceeds of the Follow-On Offering were used to repay in full the First Line of Credit and Interim Loan and for general corporate purposes (including future hotel acquisitions).

         The Company contributed substantially all of the net proceeds from the Follow-On Offering to the Partnership and currently has an approximate 81.5% interest in the Partnership. As of August 4, 1997, the Company has 31,823,637 common shares issued and outstanding and limited partners of the Partnership own 3,174,133 Common Units and 4,063,329 Preferred Units.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






9.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma condensed consolidated balance sheet is presented as if the consummation of the Follow-On Offering and the application of the net proceeds of the Follow-On Offering had occurred on June 30, 1996. Such pro forma information is based in part upon the consolidated balance sheet of the Company.

         The unaudited pro forma consolidated statements of income of the Company are presented as if the acquisition of the Hotels has occurred at the beginning of the periods presented and all of the Hotels had been leased to the Lessee pursuant to Percentage Leases throughout the periods presented.

         The unaudited pro forma condensed consolidated balance sheet and statements of income of the Company for the periods presented are not necessarily indicative of what the financial position and results of the operations of the Company would have been assuming such transactions had been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





9.       PROFORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

                                                                                   Pro Forma
                                                                  Historical       Adjustments        Pro Forma
                                                                  ----------       -----------        ---------
                                                                        (Unaudited, Amounts in Thousands)
                                                      ASSETS

         Investments in hotels properties                          $511,501                            $511,501
         Accumulated depreciation                                   (24,559)                            (24,559)
                                                                   --------                            --------
                                                                    486,942                             486,942

         Cash and cash equivalents                                   15,233             6,576 (A)        21,809
         Due from Lessee                                              7,971                               7,971
         Deferred expenses, net                                       5,518                               5,518
         Other assets                                                   497                                 497
                                                                    --------        ---------          --------

            Total assets                                            $516,161        $   6,576          $522,737
                                                                    ========        =========          ========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

         Long-term debt                                             $219,505        $(119,105)(B)      $100,400
         Accounts payable and other accrued expenses                   3,857                              3,857
         Distributions payable                                         7,119                              7,119
         Minority interest in partnership                             69,945            6,157 (C)        76,102
                                                                    --------         --------         ---------

            Total liabilities                                        300,426         (112,948)          187,478

         Shareholders' equity:
          Common shares                                                  223               95 (D)           318
          Additional paid in capital                                 223,295          119,429 (E)       342,724
          Unearned trustees' compensation                               (118)                              (118)
          Distributions in excess of net earnings                     (7,665)                            (7,665)
                                                                    --------         --------         ---------

            Total shareholders' equity                               215,735          119,524           335,259
                                                                    --------         --------          --------

            Total liabilities and shareholders' equity              $516,161         $  6,576          $522,737
                                                                    ========         ========          ========


    See accompanying notes to pro forma condensed consolidated balance sheet.

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






9.       PROFORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED

Notes to Pro Forma Condensed Consolidated Balance Sheet

(A) Represents net proceeds from the Follow-On Offering ($125,681,000), less reduction of the First Line of Credit and Interim Loan ($119,105,000).

(B) Represents reduction on the First Line of Credit and Interim Loan ($119,105,000).

(C) Represents the value assigned to the minority interest as a result of the Follow-On Offering ($6,157,000).

(D) Reflects the par value of the Common Shares sold in the Follow-On Offering ($95,000).

(E) Net increase reflects the gross proceeds from the Follow-On Offering ($133,000,000), less estimated underwriting and other expenses of the Offering ($7,319,000), less the par value of the common shares issued ($95,000) minus the allocation of equity to minority interest ($6,157,000).

                              INNKEEPERS USA TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






9.       PROFORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED


                                                  For the Six         For the Six
                                                  Months Ended       Months Ended
                                                 June 30, 1997       June 30, 1996
                                                 -------------       -------------
Operating Data:
   Percentage Lease Revenue                         $ 35,712           $ 31,667
   Other revenue                                         557                252
                                                    --------           --------
         Total Revenue                                36,269             31,919
                                                    --------           --------
   Depreciation and amortization                      10,809              9,599
   Ground rent                                           176                212
   Interest expense                                    4,019              4,019
   Amortization of loan origination fees                 526                587
   Real estate and personal property taxes
      and property insurance                           3,332              3,328
   General and administrative                          1,094              1,094
    Amortization of unearned Trustees'
      and Officers' compensation                          57                 24
                                                    --------           --------
         Total Expenses                               20,013             18,863
                                                    --------           --------
   Income before minority interest                    16,256             13,056
   Minority interest, common                          (1,262)              (974)
   Minority Interest, preferred                       (2,235)            (2,235)
                                                    --------           --------
         Net Income                                   12,759              9,847
                                                    ========           ========
   Net income per common share                           .40                .31
                                                    ========           ========

   Weighted average number of
       common shares and common share
       equivalents outstanding                      $ 35,282           $ 35,113
                                                    ========           ========


                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED






The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

Innkeepers USA Trust (the "Company") commenced operations on September 30, 1994. The Company owned an 75.5% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership") as of June 30, 1997 and has elected to be taxed as a real estate investment trust ("REIT"). The Partnership owned 47 Hotels (the "Hotels") in 18 states as of June 30, 1997. The 47 Hotels are comprised of 23 Residence Inn by Marriott, 12 Hampton Inns, 6 Summerfield Suites, 2 Sierra Suites, 1 Comfort Inn, 1 Sheraton Inn, 1 Holiday Inn Express and 1 Sunrise Suites.

The Partnership leases 38 of the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "JF Lessee"), and nine of the Hotels to an affiliate of Summerfield Hotel Corporation (the "Summerfield Lessee" and collectively with the JF Lessee, the "Lessee") pursuant to leases which provide for rent based, in substantial part, on the room revenues of the Hotels ("Percentage Leases"). JF Lessee operates 24 of the Hotels, Residence Inn by Marriott, Inc., a wholly-owned subsidiary of Marriott International, Inc., operates 12 of the Hotels, an affiliate of Summerfield Hotel Corporation operates nine of the Hotels, and another unaffiliated party manages two of the Hotels. The non-JF Lessee managed Hotels are managed under management agreements between the respective manager and the respective Lessee. The non-Marriott-managed Hotels operate under franchise licenses held by the Lessee, the cost of obtaining which was paid for by the Partnership, if applicable. The right to operate the 12 Marriott-managed Hotels as Residence Inns is contained in the Marriott management agreements. Continuing franchise and management fees are paid by the Lessee.

The Company acquired the following hotel properties during the six months ended June 30, 1997:

                                                           Number of
Hotel                                                    Suites/Rooms
-----                                                    ------------
Residence Inn-Addison, TX                                     150
Residence Inn-Arlington, TX                                   114
Residence Inn-Eden Prairie, MN                                126
Hampton Inn-Schaumburg (Chicago),IL                           128
Hampton Inn-Westchester (Chicago), IL                         112

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED







Hampton Inn-Lombard (Chicago), IL                             128
Summerfield Suites-Belmont, CA                                132
Summerfield Suites-El Segundo, CA                             122
Summerfield Suites-West Hollywood, CA                         109
Summerfield Suites-Mount Laurel, NJ                           116
Summerfield Suites-Addison, TX                                132
Summerfield Suites-Irving(Las Colinas), TX                    148
Sunrise Suites-Eatontown (Tinton Falls), NJ                    96
Sierra Suites-Phoenix (Camelback), AZ                         113
Sierra Suites-Atlanta (Cumberland), GA                         89

The following chart summarizes information regarding the Hotels at June 30, 1997.


                                               Number of               Number of
Franchise Affiliation                      Hotel Properties          Rooms/Suites
---------------------                      ----------------          ------------
Upscale extended-stay hotels:
   Residence Inn                                 23                      2,713
   Summerfield Suites                             6                        759*
   Sunrise Suites                                 1                         96
                                                 --                      -----
                                                 30                      3,568
Mid-priced extended-stay hotels:
   Sierra Suites                                  2                        202
                                                 --                      -----

Limited service hotels:
   Hampton Inn                                   12                      1,527
   Comfort Inn                                    1                        127
   Holiday Inn Express                            1                        164
                                                 --                      -----
                                                 14                      1,818
Full service hotels:
   Sheraton Inn                                   1                        139
                                                 --                      -----

  Total                                          47                      5,727
                                                 ==                      =====

* contains a total of 1,057 bedrooms

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED







Pro forma revenue per available room ("REVPAR") for the Hotels, presented as if the acquisition of the Hotels had occurred at the beginning of the periods presented, increased 11.9% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and 10.9% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Results were excluded for such comparison for two newly developed hotels and 12 hotels acquired during the last two weeks of June 1997. Management believes that growth in REVPAR at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessee and third party management and improving industry conditions. The following table sets forth pro forma information with respect to occupancy, average daily rate ("ADR") and REVPAR for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and REVPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                       For the                    For the
                 Three Months Ended         Three Months Ended           Percentage
                    June 30, 1997              June 30, 1996               Change
                    -------------              -------------               ------
Occupancy               83.94%                     84.64%                   (.8)%
ADR                    $92.19                     $81.70                    12.8%
REVPAR                 $77.38                     $69.15                    11.9%


                       For the                    For the
                  Six Months Ended           Six Months Ended            Percentage
                    June 30, 1997              June 30, 1996               Change
                    -------------              -------------               ------
Occupancy               81.73%                     82.90%                   (1.4)%
ADR                    $91.76                     $81.60                    12.5%
REVPAR                 $74.99                     $67.64                    10.9%

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the Company.

The Company - Actual

Comparison of the Three Months Ended June 30, 1997 ("1997") to the Three Months Ended June 30, 1996 ("1996")

The Company had revenues of $15,144,000, consisting of $14,932,000 of Percentage Lease revenue from the Lessee and $212,000 of other revenue for 1997 compared with $6,507,000, $6,354,000 and $153,000, respectively, for 1996. Depreciation and amortization, amortization of loan origination fees, and amortization of unearned trustees' and officers' compensation ("Depreciation and Amortization") were $3,993,000 in the aggregate for 1997 compared with $1,802,000 for 1996. Real estate and personal property taxes and property insurance were $1,124,000 for 1997 compared with $638,000 for 1996. Interest expense for 1997 was $2,449,000 compared with $1,377,000 for 1996. Interest expense for 1997 consisted primarily of interest incurred on borrowings outstanding under the Company's $190 million line of credit ("First Line of Credit"), $30 million term loan ("First Term Loan") and $42 million term loan ("Second Term Loan"). Interest expense for 1996 consisted primarily of interest incurred on borrowings outstanding under the First Line of Credit and First Term Loan. Net income before minority interest was $6,902,000 or $0.24 per share, for 1997 compared with $2,214,000, or $0.19 per share, for 1996. Funds from Operations (FFO) (income before minority interest and depreciation) was $10,679,000, or $.38 per share, for 1997 compared with $3,773,000, or $.33 per share, for 1996.

Percentage Lease revenue, Depreciation and Amortization, interest expense and real estate and personal property taxes and property insurance increased substantially for 1997 compared with 1996, primarily due to the number of Hotels owned increasing from 21 at June 30, 1996 to 47 at June 30, 1997.

The Company - Actual

Comparison of the Six Months Ended June 30, 1997 ("1997") to the Six Months Ended June 30, 1996 ("1996")

The Company had revenues of $27,869,000 consisting of $27,312,000 of Percentage Lease revenue from the Lessee and $557,000 of other revenue for 1997 compared with $12,297,000,

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



$12,050,00 and $247,000, respectively, for 1996. Depreciation and Amortization were $7,493,000 for 1997 compared with $3,444,000 for 1996. Real estate and personal property taxes and property insurance were $2,253,000 for 1997 compared with $1,153,000 for 1996. Interest expense for 1997 was $4,446,000 compared with $2,442,000 for 1996. Interest expense for 1997 consisted primarily of interest incurred on borrowings outstanding under the Company's First Line of Credit, First Term Loan and Second Term Loan. Interest expense for 1996 consisted primarily of interest incurred on borrowings outstanding under the First Line of Credit and First Term Loan. Net income before minority interest was $12,483,000 or $0.43 per share for 1997 compared with $4,476,000, or $0.39 per share, for 1996. FFO was $19,477,000, or $.70 per share, for 1997 compared with $7,490,000, or $.65 per share, for 1996.

Percentage Lease revenue, Depreciation and Amortization, interest expense and real estate and personal property taxes and property insurance increased substantially for 1997 compared with 1996, primarily due to the number of Hotels owned increasing from 21 at June 30, 1996 to 47 at June 30, 1997.

The Company - Proforma

Comparison of Six Months Ended June 30, 1997 ("1997") to the
Six Months Ended June 30, 1996 ("1996")

Proforma Percentage Lease revenue increased by approximately $4,045,000 or 12.8%, from approximately $31,667,000 for 1996 to approximately $35,712,000 for 1997. The increase was primarily due to a 12.5% increase in ADR (excluding results for two newly developed hotels and 12 hotels acquired during the last two weeks of June 30, 1997) which resulted in increased Percentage Lease revenue. As a percentage of total revenue, total pro forma expenses decreased from 59.1% for 1996 to 55.2% for 1997 as a result of expenses remaining relatively constant while pro forma total revenue increased.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is rent payments from the Lessee under the Percentage Leases, and the Company is dependent on the Lessee to make such payments to provide cash for additional hotel investment, debt service, distributions, capital expenditures on its Hotels, and working capital. The Company believes that its cash provided by operations will be adequate to meet some of its liquidity needs, which primarily include funding distributions and

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



paying operating expenses. The Company also currently expects to fund its growth objectives in part by accessing the capital markets, borrowing on its Lines of Credit, and exchanging equity for hotel properties as necessary and as market conditions permit.

Cash and cash equivalents at June 30, 1997 were $15,233,000, including approximately $2,614,000 which the Partnership is required, under the Percentage Leases, to make available to the Lessee for the replacement and refurbishment of furniture, fixtures and equipment. Additionally, cash and cash equivalents includes approximately $6,832,000 that is held in escrow to pay for insurance, taxes, and capital expenditures pertaining primarily to the eleven Hotels that collateralize the First Line of Credit, the eight Hotels that collateralize the First Term Loan and the eight Hotels that collateralize the Second Term Loan.

Net cash provided by operating activities for the six months ended June 30, 1997 was $15,755,000.

Net cash used in investing activities was $150,892,000 for the six months ended June 30, 1997. This was comprised primarily of the Company (a) acquiring a Residence Inn hotel in Eden Prairie, Minnesota for approximately $10,630,000 in cash and approximately $620,000 in Common Units, (b) acquiring a Residence Inn hotel in Arlington, Texas for $10,500,000 in cash, (c) acquiring a Residence Inn hotel in Addison, Texas for approximately $10,200,000 in cash and approximately $4,300,000 in Common Units, (d) acquiring three Hampton Inns ("the Three Hampton Inns Acquisition") each in Schaumburg, Westchester, and Lombard, Illinois, for approximately $19,100,000 in cash and (e) acquiring six Summerfield Suites, two Sierra Suites and one Sunrise Suite Hotels ("the Summerfield Acquisition") for approximately $89,380,000 in cash and approximately $29,069,000 in Common Units.

Net cash provided by financing activities was $105,631,000 for the six months ended June 30, 1997, consisting primarily of proceeds from long-term debt of $118,894,000 and distributions paid of $12,224,000. The proceeds of long-term debt were used primarily to fund the cash portion of the Three Hampton Inns Acquisition and the Summerfield Acquisition.

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

In making additional investments in hotel properties, the Company may incur, or cause the Partnership to incur, indebtedness to make such investments. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness ("Debt Limitation"). The Company's consolidated indebtedness is 43% of its investment in hotels, at cost, at June 30, 1997. At June 30, 1997, the Company had outstanding indebtedness of approximately $219,505,000. Approximately 41% of the Company's indebtedness at June 30, 1997 bore interest at a fixed rate.

Long-term debt at June 30, 1997 consisted of (a) mortgage notes collateralized by one hotel property located in Florida (the "Florida Mortgage Note"), one hotel property located in California (the "California Mortgage Note") and two hotel properties located in Michigan (the "Michigan Mortgage Note"), (b) outstanding borrowings under the First Line of Credit, (c) outstanding borrowings under the two Term Loans and (d) outstanding borrowings under an interim loan (the "Interim Loan"). Forty of the 47 Hotels owned by the Company at June 30, 1997 collateralized this indebtedness.

The Florida Mortgage Note is payable in equal monthly installments of $23,526 including interest at a fixed rate of 5.0% per annum through January 2002, at which time all outstanding principal and interest is due. The outstanding principal balance on the Florida Mortgage Note was approximately $3.5 million and $3.6 million at June 30, 1997 and December 31, 1996, respectively.

The California Mortgage Note is payable in equal monthly installments of $141,331 including interest at a fixed rate of 10.35% per annum through June 2010, at which time all outstanding principal and interest is due. The outstanding principal balance on the California Mortgage Note was approximately $14.9 million at June 30, 1997 and December 31, 1996, respectively.

The Michigan Mortgage Note is payable in monthly interest only payments, at a variable interest rate based upon the 30-day yield of tax exempt securities selected by an independent party, through December 2014, at which time all outstanding principal and interest is due. The Michigan Mortgage Note is also collateralized by irrevocable letters of credit collateralized by two hotel

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



properties located in Michigan. The interest rate and outstanding principal balance on the Michigan Mortgage Note was 3.75% and $10.0 million, respectively, at June 30, 1997 and 3.9% and $10.0 million, respectively, at December 31, 1996.

Outstanding borrowings under the First Line of Credit bear interest at the 30-day LIBOR rate plus 175 basis points for the collateralized portion and 30-day LIBOR rate plus 195 basis points for the uncollateralized portion. The interest rate on borrowings under the First Line of Credit at June 30, 1997 was 7.4% and at December 31, 1996 was 7.1%. The First Line of Credit was amended in May 1997 and expires May 2000. Borrowings were outstanding only on the collateralized portion. The outstanding principal balance on the First Line of Credit was approximately $29.7 million and $42.2 million at June 30, 1997 and December 31, 1996, respectively. The First Line of Credit is collateralized by 11 of the Hotels.

The First Term Loan matures in 2015 and bears interest at an 8.17% fixed annual rate. The First Term Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the First Term Loan. Interest on the outstanding principal balance of the First Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by the end of the twelfth year of the First Term Loan. The First Term Loan may be prepaid in full without penalty on and after the twelfth anniversary of the closing of the loan, when the Company expects to pay off the loan in full. The outstanding principal balance on the First Term Loan was $30 million at June 30, 1997 and December 31, 1996. The Term Loan is collateralized by eight Residence Inn Hotels.

In March 1997, $42,000,000 of the outstanding principal balance on the First Line of Credit was refinanced with the Second Term Loan. The Second Term Loan matures in 2017 and bears interest at an 8.15% fixed annual rate. The Second Term Loan has scheduled principal amortization over a twenty-year term commencing on the second anniversary of the Second Term Loan. Interest on the outstanding principal balance of the Second Term Loan will accrue at 13.15% if the outstanding principal balance is not paid in full by the end of the twelfth year of the Second Term Loan. The Second Term Loan may be prepaid in full without penalty on or after the twelfth anniversary of the closing of the loan, when the Company expects to pay off the loan in full. The outstanding principal balance on the Second Term Loan was $42 million at June 30, 1997. The Second Term Loan is collateralized by eight of the Hotels.

Effective June 1997, the Company borrowed on the Interim Loan approximately $89,380,000 to partially finance the purchase of nine existing hotels from an unaffiliated party. Outstanding borrowings under the Interim Loan bore interest at the 30-day LIBOR rate plus 171 basis points. The interest rate on borrowings under the Interim Loan is 7.4% and the Interim Loan was repaid in full in July 1997 from proceeds of the Follow-On Offering.

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

The Percentage Leases require the Partnership to make available to the Lessee an amount equal to 4.0% of room revenues from all of the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Hotels. The Partnership made available to the Lessee approximately $11,100,000 for hotel renovations from September 30, 1994 to June 30, 1997. The Second Term Loan requires that the Partnership make available for such purposes at the Hotels collateralizing that loan 5% of room revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interest of the Company.

Management believes that the amounts required to be made available by the Partnership will be sufficient to meet required expenditures for furniture, fixtures and equipment at the Hotels. The Company currently intends to pay for the cost of capital improvements and any additional furniture, fixture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the First Line of Credit. Provisions comparable to those described above in the Percentage Leases for the Hotels are expected to be included in the Percentage Lease for any other hotel in which the Company invests.

In May 1997 the Company completed the conversion of the Comfort Inn Hotel in Woburn, Massachusetts to a Hampton Inn and had expended approximately $3,300,000 through June 30, 1997 for such conversion.

In May 1997 the Company completed the renovation and repositioning of the Holiday Inn Express in Lexington, Massachusetts, and had expended approximately $3,500,000 through June 30, 1997 for such conversion.



SEASONALITY OF HOTEL BUSINESS

The Hotel industry is seasonal in nature. Historically, the Hotels' operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may maintain the annual distribution rate by funding quarterly distributions with available cash or borrowings under the First Line of Credit.

INFLATION

Operators of hotels, including the Lessee and any third-party managers retained by the Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party manager retained by the Lessee to raise room rates in response to inflation.

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

                                    JF HOTEL
                        CONDENSED COMBINED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                     ASSETS

                                                       June 30, 1997   December 31, 1996
                                                       -------------   -----------------
                                                        (Unaudited)
Cash                                                      $10,703          $ 5,551
Marketable Securities                                       2,480            1,161
Accounts Receivable                                         3,601            2,393
Due from Affiliates                                             0              298
Inventory                                                      18               67
Prepaid Expenses                                               36              233
Other Assets                                                  197              252
                                                          -------          -------

      Total assets                                        $17,035          $ 9,955
                                                          =======          =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                          $ 5,414          $ 2,150
Accrued expenses                                            2,430            1,545
Payable to manager                                              0            1,634
Other liabilities                                               0              785
Due to Partnership                                          6,829            3,541
                                                          -------          -------

      Total liabilities                                    14,673            9,655
                                                          -------          -------

Commitments (Note 3)

Common shares, $1 par value, 3,000 shares
   authorized issued and outstanding                            3                3
Unrealized gain on marketable securities                      506              358
Retained earnings (deficit)                                 1,853              (61)
                                                          -------          -------


      Total shareholders' equity                            2,362              300
                                                          -------          -------

      Total liabilities and shareholders' equity          $17,035          $ 9,955
                                                          =======          =======

              The accompanying notes are an integral part of these
                    condensed combined financial statements.

                                    JF HOTEL
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                 (in thousands)

                                           Three Months        Six Months       Three Months      Six Months
                                               Ended              Ended             Ended            Ended
                                           June 30, 1997      June 30, 1997     June 30, 1996    June 30, 1996
                                           -------------      -------------     -------------    -------------
                                            (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
Gross operating revenue:
   Rooms                                      $28,198            $53,731           $13,324           $25,333
   Food and Beverage                              170                339               254               441
   Telephone                                    1,030              1,994               432               885
   Other                                          621              1,139               266               567
                                              -------            -------           -------         ---------
      Gross operating revenue                 $30,019            $57,203           $14,276           $27,226
                                              -------            -------           -------           -------

Departmental profit:
   Rooms                                      $23,011            $43,677           $10,549           $20,164
   Food and Beverage                               22                 49                18                53
   Telephone                                      645              1,265               314               578
   Other                                          326                618               238               427
                                              -------            -------           -------           -------
      Total departmental profit               $24,004            $45,609           $11,119           $21,222
                                              -------            -------           -------           -------

Unallocated operating expenses:
    General and administrative                  2,010              3,993               785             1,497
    Franchise fees                              1,810              3,496             1,007             1,922
    Advertising and promotions                  1,238              2,406               518               974
    Utilities                                   1,084              2,412               675             1,466
    Repairs and maintenance                     1,241              2,466               661             1,267
    Management fees                               677                933                54               105
                                              -------            -------           -------           -------
        Total unallocated operating
          expenses                            $ 8,060            $15,706           $ 3,700           $ 7,231
                                              -------            -------           -------           -------

Gross operating profit                        $15,944            $29,903           $ 7,419           $13,991
                                              -------            -------           -------           -------

Insurance                                        (198)              (369)             (109)             (206)
                                              -------            -------           -------           -------

      Net operating profit                    $15,746            $29,534           $ 7,310           $13,785
                                              -------            -------           -------           -------

Lessee overhead                                  (675)            (1,281)              (545)            (904)
Percentage lease payments                     (13,852)           (26,182)            (6,354)         (12,050)
                                              -------            -------            -------         --------

       Net income                             $ 1,219            $ 2,071          $    411          $    831
                                              =======            =======          ========          ========

              The accompanying notes are an integral part of these
                    condensed combined financial statements.

                                    JF HOTEL
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
       (in thousands, except supplemental non-cash financing activities)

                                                         Six Months Ended     Six Months Ended
                                                           June 30, 1997        June 30, 1996
                                                           -------------        -------------
                                                            (Unaudited)          (Unaudited)
Cash flows from operating activities:
   Net income                                                 $  2,071             $   831
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Depreciation and amortization                                    23                   0
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                       (1,208)               (374)
      Due from affiliates                                          298
      Inventory                                                     49                   2
      Prepaid expenses                                             197                 163
      Other assets                                                  32                 (60)
   Increase (decrease) in:
      Accounts payable                                           3,264                (803)
      Accrued expenses                                             885                  41
      Due to Partnership                                         3,288               1,216
      Payable to Manager                                        (1,634)                  0
      Other Liabilities                                           (785)                  0
                                                              --------             -------

         Net cash provided by operating activities               6,480               1,016
                                                              --------             -------

Cash flows from investing activities:
   Purchase of marketable securities                            (1,328)               (503)
                                                              --------             -------

         Net cash used in investing activities                  (1,328)               (503)
                                                              --------             -------

Cash flows from financing activities:
   Dividends paid                                                    0                (256)
                                                              --------             -------

         Net cash used in financing activities                       0                (256)
                                                              --------             -------

Net increase in cash and cash equivalents                        5,152                 257

Cash and cash equivalents at beginning of period                 5,551               2,894
                                                              --------             -------

Cash and cash equivalents at end of period                    $ 10,703             $ 3,151
                                                              ========             =======


              The accompanying notes are an integral part of these
                    condensed combined financial statements.

                                    JF HOTEL
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         JF Hotel, Inc., JF Hotel II, Inc., JF Hotel III, Inc., JF Hotel IV, Inc. and JF Hotel V, Inc. (collectively the "JF Lessee") are under common control and were formed primarily to lease and operate Hotels owned by Innkeepers USA Trust (the "Company") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership"). As of June 30, 1997, approximately 75.5% of the Partnership was owned by the Company. The principal shareholder of the JF Lessee is also the President and Chairman of the Company. The JF Lessee commenced the leasing and operation of seven Hotels (the "Initial Hotels") on September 30, 1994 and at June 30, 1997 leased 38 Hotels (the "Hotels") from the Partnership.

         The JF Lessee operates 24 of the Hotels. Residence Inn by Marriott, Inc. ("RIBM", a wholly-owned subsidiary of Marriott International, Inc.) operates 12 of the Hotels, and an unaffiliated party ("TMH") operates two of the Hotels. The financial statements of the twelve Hotels operated by RIBM are maintained on a 52/53 week period basis.

         Adjustments

         The unaudited financial statements reflects all adjustments which are necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

2.       NEW LEASES

         In January 1997, the Partnership acquired an existing hotel from an unaffiliated party for approximately $10,630,000 in cash and approximately $620,000 in Common Units and leased the hotel to the JF Lessee.

         In February 1997, the Partnership acquired an existing hotel for approximately $10,500,000 in cash and a newly developed hotel for approximately $10,200,000 in cash and approximately $4,300,00 in Common Units, from an unaffiliated party and leased the two hotels to the JF Lessee.

                                    JF HOTEL
           NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS, CONTINUED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
NEW LEASES, CONTINUED


         In June 1997, the Partnership acquired three existing Hotels from an unaffiliated party for approximately $19.1 million in cash and leased the three hotels to the JF Lessee.

3.       COMMITMENTS

         The Lessee has future minimum base rent commitments under the Percentage Lease agreements to the Partnership. Minimum future base rent payments, under the Percentage Lease agreements, are as follows through the year 2006 (in thousands):

                           YEAR                               AMOUNT
                           ----                              --------
                           1997                              $ 25,000
                           1998                                25,000
                           1999                                25,000
                           2000                                25,000
                           2001                                25,000
                           Thereafter                         103,000



         RIBM operates twelve of the Hotels under management agreements with the JF Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements have an initial term of 13 years and provide for a base fee of 2% of gross revenues at the managed Hotels and an incentive fee which is either 50% of available cash flow, as defined, or 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The agreements also contain penalties for early termination. The right to operate the twelve Hotels as Residence Inns is contained in the RIBM Management Agreements. There are no separate franchise agreements for the 12 Hotels. The right to operate these hotels as Residence Inns is contained in the RIBM Management Agreements.

         TMH operates two of the Hotels under management agreements with the JF Lessee (the "TMH Management Agreements"). The TMH Management Agreements have terms of five years and provide for a base fee of 2% of gross revenues and an incentive fee based on the performance of the Hotels managed.

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

The Lessee - Actual

         Comparison of Six Months Ended June 30, 1997 ("1997") to the Six Months Ended June 30, 1996 ("1996")

The Lessee had total revenue for 1997 of $57,203,000, consisting of $53,731,000 of rooms revenue and $3,472,000 of other revenue. Rooms revenue increased by $28,398,000, or 112.1% from $25,333,000 for 1996. This increase was primarily due to the number of Hotels leased increasing from 21 at June 30, 1996 to 38 at June 30, 1997.

Percentage Lease payments, hotel operating expenses and overhead expenses for 1997 were $26,182,000, $27,669,000, and $1,281,000, respectively. Percentage
Lease payments, hotel operating expense and overhead expenses increased by $14,132,000, or 117.3%, $14,228,000, or 105.9%, and $377,000, or 41.7%,
respectively, from $12,050,000, $13,441,000, and $904,000, respectively, for
1996. These increases were primarily due to the number of Hotels leased increasing from 21 at June 30, 1996 to 38 at June 30, 1997. Net income for 1997 was $2,071,000. Net income increased $1,240,000, or 149.2% from $831,000 for
1996.

The gross margin percentage increased to 79.7% in 1997 from 78.0% in 1996. This was primarily due to direct room operating expenses decreasing as a percentage of room revenue in 1997. Net income as a percentage of gross operating revenue remained relatively constant at 3.1% in 1996 and 3.6% in 1997.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION



ITEM 4     Submission of matters to a vote of Security Holders.

     A. The Annual Meeting of Shareholders was held on May 7, 1997 for the following purposes:

           - To elect (a) one Class I trustee to serve on the Board of Trustees until the annual meeting of shareholders in 1998 and (b) two Class III trustees to serve on the Board of Trustees until the annual meeting of shareholders in 2000. (Proposal one)

           - To vote upon a proposal to amend the Company's 1994 Share Incentive Plan to increase (a) the maximum aggregate number of Common Shares issuable under the 1994 Share Incentive Plan from 800,000 to 2,700,000 common shares, (b) the maximum aggregate number of Common Shares that can be issued as share awards and performance shares and (c) individual annual award units. (Proposal two)

           - To vote upon a proposal to amend the Company's Trustees' Share Incentive Plan to provide for additional non-discretionary share awards and option grants to non-employee trustees of the company. (Proposal three)

     Under proposal one, shareholders voted to elect one Class I trustee, Mr. Jack P. Deboer, with 16,767,201 shares voted for (71,533 votes withheld authority), and two Class III trustees, Mr. Jeffrey H. Fisher, with 16,766,201 shares voted for (72,533 votes withheld authority) and Mr. Thomas J. Crocker with 16,766,201 shares voted for (72,533 votes withheld authority). Mr. Bruce Zenkel, Mr. Miles Berger and Mr. C. Gerald Goldsmith also continue to serve as trustees of the Company.

     Under proposal two, the shareholders voted to amend the Company's 1994 Share Incentive Plan with 12,094,672 shares voted for, 552,800 shares voted against and 4,191,262 votes withholding authority.

     Under proposal three, the shareholders voted to amend the Company's Trustees' Share Incentive Plan with 11,691,693 shares voted for, 932,436 shares voted against and 4,214,604 votes withholding authority.

ITEM 6            Exhibits and Reports on Form 8-K

         (a)      Exhibits - 27 Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K -

                  - A Form 8-K regarding the acquisition of six Summerfield Suites Hotels, two Sierra Suites Hotels, and one Sunrise Suites Hotels was filed on July 18, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          INNKEEPERS USA TRUST



August 13, 1997                           /s/ David Bulger
                                          ------------------------------
                                          David Bulger
                                          Chief Financial Officer
                                          (Principal Financial Officer)