Form 10-Q
period 1997-09-30
INNKEEPERS USA TRUST/FL
filed 1997-11-12
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

The number of shares of Common Stock, $.01 par value, outstanding on November 1, 1997 was 32,848,608.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                                  Page Number
                                                                                  -----------
PART I.           Financial Information

Item 1.           Financial Statements

                  INNKEEPERS USA TRUST

                  Consolidated Balance Sheets at
                     September 30, 1997 (unaudited) and December 31, 1996               1

                  Consolidated Statements of Income for the
                     three and nine months ended September 30, 1997 and
                     1996 (unaudited)                                                   2

                  Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 1997 and 1996 (unaudited)                      3

                  Notes to Consolidated Financial Statements                            4

                  JF HOTEL

                  Combined Balance Sheets at September 30, 1997
                  (unaudited) and December 31, 1996                                    13

                  Combined Statements of Income for the
                     three and nine months ended September 30, 1997 and 1996
                     (unaudited)                                                       14

                  Combined Statements of Cash Flows for
                     the nine months ended September 30, 1997 and 1996
                     (unaudited)                                                       15

                  Notes to Combined Financial Statements                               16

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               18

Item 3.           Quantitative and Qualitative Disclosures About Market Risk           26

                                                                                  Page Number
                                                                                  -----------
PART II.          Other Information


Item 6.           Exhibits and Reports on Form 8-K                                      27

                  Signature                                                             28

                              INNKEEPERS USA TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                    September 30,      December 31,
                                                                                         1997             1996
                                                                                      ---------         ---------
                                                                                     (Unaudited)

                                                          ASSETS

Investment in hotel properties:
   Land                                                                                  $60,404           $42,565
   Buildings and improvements                                                            401,559           251,411
   Furniture and equipment                                                                58,555            32,644
                                                                                       ---------         ---------
                                                                                         520,518           326,620

   Accumulated depreciation                                                              (30,167)          (17,560)
                                                                                       ---------         ---------
   Net investment in hotel properties                                                    490,351           309,060

Cash and cash equivalents                                                                 18,890            40,339
Restricted cash and cash equivalents                                                      10,846             4,400
Due from Lessee                                                                            9,175             3,541
Deferred expenses, net                                                                     5,669             2,718
Other assets                                                                                 953               299
                                                                                       ---------         ---------

              Total assets                                                              $535,884          $360,357
                                                                                       =========         =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                          $100,320          $100,740
Accounts payable and other accrued expenses                                                4,846               915
Distributions payable                                                                     10,501             5,217
Minority interest in Partnership                                                          75,092            45,880
                                                                                       ---------         ---------

              Total liabilities                                                          190,759           152,752
                                                                                       ---------         ---------

Commitments and contingencies (Note 5)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, no shares issued or outstanding
   Common Shares, $.01 par value, 100,000,000 shares authorized, 32,848,341 and
      22,322,498 shares issued and outstanding at September 30, 1997 and
      December 31, 1996, respectively                                                        328               223
   Additional paid-in capital                                                            355,664           213,692
   Unearned compensation                                                                  (1,941)             (138)
   Distributions in excess of net earnings                                                (8,926)           (6,172)
                                                                                       ---------         ---------

              Total shareholders' equity                                                 345,125           207,605
                                                                                       ---------         ---------

              Total liabilities and shareholders' equity                                $535,884          $360,357
                                                                                       =========         =========


       The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                             Three Months Ended                 Nine Months Ended
                                                 September 30,                     September 30,
                                       -----------------------------     -----------------------------
                                           1997             1996             1997            1996
                                       ------------     ------------     ------------     ------------
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Revenue:
   Percentage Lease revenue            $     20,424     $      6,882     $     47,736     $     18,932
   Other revenue                                407              117              964              364
                                       ------------     ------------     ------------     ------------
          Total revenue                      20,831            6,999           48,700           19,296
                                       ------------     ------------     ------------     ------------


Expenses:
   Depreciation                               5,608            1,730           12,607            4,744
   Amortization of franchise costs               16               30               49               60
   Ground rent                                  112               94              288              265
   Interest expense                           2,845            1,563            7,291            4,005
   Amortization of loan origination
      fees                                      391              244              795              620
   Real estate and personal
      property taxes and property
      insurance                               1,695              698            3,948            1,851
   General and administrative                   679              278            1,697              889
   Amortization of unearned
       compensation                             237               12              294               36
                                       ------------     ------------     ------------     ------------
          Total expenses                     11,583            4,649           26,969           12,470
                                       ------------     ------------     ------------     ------------

Income before minority interest               9,248            2,350           21,731            6,826
Minority interest, common                      (736)            (153)          (1,316)            (444)
Minority interest, preferred                 (1,159)                           (3,393)
                                       ------------     ------------     ------------     ------------
Net income                             $      7,353     $      2,197     $     17,022     $      6,382
                                       ============     ============     ============     ============


Net income per common share            $       0.25     $       0.20     $       0.69     $       0.59
                                       ============     ============     ============     ============
Weighted average number of
   common shares and common
   share equivalents outstanding         32,442,503       11,569,095       26,616,607       11,568,715
                                       ============     ============     ============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands, except supplemental non-cash financing activities)


                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 -----------------------
                                                                                     1997         1996
                                                                                  ---------     --------
                                                                                 (Unaudited)   (Unaudited)

Cash flows from operating activities:
     Net income                                                                   $  17,022     $  6,382
     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                                              13,745        5,460
          Minority interest, common and preferred                                     4,709          444
     Changes in operating assets and liabilities:
          Due from lessee                                                            (5,634)      (1,475)
          Deferred expenses, net                                                                    (119)
          Other assets                                                                 (124)           3
          Accounts payable and other accrued expenses                                 1,681          343
                                                                                  ---------     --------

              Net cash provided by operating activities                              31,399       11,038
                                                                                  ---------     --------


Cash flows from investing activities:
     Investment in hotel properties                                                (157,646)     (31,732)
     Net deposits into restricted cash accounts                                      (6,446)
     Payments for franchise fees                                                       (166)        (188)
     Deposits under purchase agreements                                                (300)      (5,675)
     Other acquisition costs paid                                                      (351)        (127)
                                                                                  ---------     --------

             Net cash used in investing activities                                 (164,909)     (37,722)
                                                                                  ---------     --------

Cash flows from financing activities:
     Proceeds from long-term debt                                                   161,328       43,342
     Payments on long-term debt                                                    (161,748)      (4,275)
     Proceeds from issuance of common shares                                        135,438            5
     Dividend reinvestment plan and shelf registration costs paid                       (81)         (55)
     Payment of common share issuance expenses                                                      (452)
     Distributions paid to Unit holders                                              (3,103)      (1,395)
     Distributions paid to common shareholders                                      (16,258)      (6,298)
     Loan origination fees and costs paid                                            (3,515)        (566)
                                                                                  ---------     --------

             Net cash provided by financing activities                              112,061       30,306
                                                                                  ---------     --------

Net increase (decrease) in cash and cash equivalents                                (21,449)       3,622

Cash and cash equivalents at beginning of period                                     40,339        2,093
                                                                                  ---------     --------


Cash and cash equivalents at end of period                                        $  18,890     $  5,715
                                                                                  =========     ========

Supplemental cash flow information:
  Interest paid                                                                   $   7,463     $  4,005
                                                                                  =========     ========




Supplemental non-cash financing activities:

The Company issued 2,307,763 common Units with a deemed value at the time of issuance of $33,995,000 for the acquisition of 11 hotel properties during the nine months ended September 30, 1997.

        The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       ORGANIZATION AND RECENT DEVELOPMENTS

         ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which commenced operations on September 30, 1994. Innkeepers initially acquired an 87.7% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company") which owned seven hotels with an aggregate of 851 rooms. At September 30, 1997, Innkeepers owned interests in 47 hotels with an aggregate of 5,727 rooms (the "Hotels") through its 82.1% interest in the Partnership. The Hotels are comprised of 23 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, 6 Summerfield Suites hotels, 2 Sierra Suites hotels, 1 Comfort Inn hotel, 1 Sheraton Inn hotel, 1 Holiday Inn Express hotel and 1 Sunrise Suites hotel. The Hotels are located in 18 states, with nine hotels located in California.

         The Company leases 38 of the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "JF Lessee") and nine of the Hotels to an affiliate of Summerfield Hotel Corporation (the "Summerfield Lessee" and collectively with the JF Lessee, the "Lessee") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases").

         Two officers of the Company are the shareholders of the JF Lessee. A trustee of the Company is a principal shareholder of the Summerfield Lessee.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the JF Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.       ORGANIZATION AND RECENT DEVELOPMENTS, CONTINUED

         RECENT DEVELOPMENTS

         The Company successfully completed an underwritten public offering of 9,500,000 Common Shares on July 29, 1997. The underwriters exercised their over-allotment option on an additional 784,000 Common Shares on August 27, 1997. The net proceeds from the offering (including the over-allotment) were approximately $135,400,000.

         On October 31, 1997, the Company purchased a 96-room Residence Inn hotel located in Shelton, Connecticut, for a cash price of $11,150,000.

2.       LONG-TERM DEBT

         Long-term debt at September 30, 1997 consists of (a) mortgage notes collateralized by the Hampton Inn hotel located in West Palm Beach, FL (the "Florida Mortgage Note"), a Residence Inn hotel located in Sunnyvale, CA (the "California Mortgage Note") and two Residence Inn hotels located in East Lansing and Grand Rapids, MI (the "Michigan Mortgage Note"), (b) outstanding borrowings under the Company's $190 million line of credit (the "Line of Credit"), and (c) outstanding borrowings under two term loans (the "First Term Loan" and "Second Term Loan").

         The Florida Mortgage Note is payable in equal monthly installments of $23,526 including interest at a fixed rate of 5.0% per annum through January 2002 at which time all outstanding principal and interest is due. The outstanding principal balance on the Florida Mortgage Note was approximately $3.5 million and $3.6 million at September 30, 1997 and December 31, 1996, respectively.

         The California Mortgage Note is payable in equal monthly installments of $141,331, including interest at a fixed rate of 10.35% per annum through June 2010, at which time all outstanding principal and interest is due. The outstanding principal balance on the California Mortgage Note was approximately $14.8 million and $14.9 million at September 30, 1997 and December 31, 1996, respectively.

         The Michigan Mortgage Note is payable in monthly interest only payments, at a variable interest rate (3.75% at September 30, 1997), which is based upon the 30-day yield of a group of tax exempt securities selected by an independent party, through December 2014, at which time all outstanding principal and interest is due. The Michigan Mortgage Note is also collateralized by irrevocable letters of credit. The outstanding principal balance on the Michigan Mortgage Note was $10.0 million at September 30, 1997 and December 31, 1996.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.       LONG-TERM DEBT, CONTINUED

         Outstanding borrowings under the Line of Credit bear interest at the 30-day LIBOR rate plus 175 basis points for collateralized borrowings and at the 30-day LIBOR rate plus 195 basis points for uncollateralized borrowings. $40.0 million of the Line of Credit is available on an uncollateralized basis. The interest rate on borrowings under the Line of Credit at September 30, 1997 was 7.375% and at December 31, 1996 was 7.1%. The Line of Credit was amended in May 1997 and expires in May 2000. The Company has the option to extend the term of the Line of Credit for an additional one year period upon the satisfaction of certain conditions and the payment of an extension fee. The outstanding principal balance on the Line of Credit was approximately $0.0 million and $42.2 million at September 30, 1997 and December 31, 1996, respectively.

         The First Term Loan, in the principal amount of $30.0 million, bears interest at an 8.17% fixed annual rate. The First Term Loan has scheduled principal amortization over a twenty-year term commencing on November 11, 1997. Interest on the outstanding principal balance of the First Term Loan will accrue at 13.17% if the outstanding principal balance is not paid in full by October 11, 2007. The Company anticipates repaying the remaining principal balance of the First Term Loan on or before October 11, 2007. The outstanding principal balance on the First Term Loan was $30.0 million at September 30, 1997 and December 31, 1996.

         In March 1997, $42.0 million of the outstanding principal balance on the Line of Credit was refinanced with the Second Term Loan, which bears interest at an 8.15% fixed annual rate. The Second Term Loan has scheduled principal amortization over a twenty-year term commencing on April 11, 1999. Interest on the outstanding principal balance of the Second Term Loan will accrue at 13.15% if the outstanding principal balance is not paid in full by March 11, 2009. The Company anticipates repaying the remaining principal balance of the Second Term Loan on or before March 11, 2009. The outstanding principal balance on the Second Term Loan was $42.0 million at September 30, 1997.

         In June 1997, the Company borrowed approximately $89,380,000 on an interim loan (the "Interim Loan") to partially finance the purchase of nine existing Hotels from an unaffiliated party. The Interim Loan bore interest at the 30-day LIBOR rate plus 171 basis points (which was 7.4%). The Interim Loan was repaid in July 1997 from the proceeds of the common share offering completed on July 29, 1997. The Company may re-borrow up to $70.0 million under this facility upon the satisfaction of certain terms and conditions.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       LONG-TERM DEBT, CONTINUED

         At September 30, 1997, 40 of the Company's hotel properties collateralized the long-term debt described previously. Under the loan agreements relating to that long-term debt, the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at September 30, 1997.

3.       SHARE OPTION AND RESTRICTED COMMON SHARE PLAN

         In May 1997, the Company's shareholders approved an amended share incentive plan ("Amended 1994 Plan") which covers employees and officers of the Company. The Amended 1994 Plan increased from 800,000 to 2,700,000 the number of Common Shares reserved for issuance (a) upon the exercise of incentive share options and nonqualified options or (b) as restricted Common Shares and performance based Common Shares. The Company may grant up to 900,000 restricted Common Shares and performance-based Common Shares under the Amended 1994 Plan.

         The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning outstanding common share options granted under the Amended 1994 Plan.

                     Granted      Common Shares    Option Price Per Share
                     -------      -------------    ----------------------
                       1994          250,000             $10.00
                       1995           20,000               8.875
                       1996          156,000               9.75
                       1997        1,192,500              13.25
                       1997          100,000              14.0625

         Of the 1,718,500 common share options granted, 242,310 are incentive share options and 1,476,190 are nonqualified options. As of September 30, 1997, no common share options have been exercised. The incentive share options and nonqualified options vest over varying periods, not to exceed ten and five years, respectively.

         The Company granted 116,250 restricted Common Shares which vest equally over a seven year period commencing February 1997. Common Share dividends are payable on the restricted Common Shares. The Company has also authorized the issuance of 116,250 performance-based Common Shares, of which up to one-half will be earned in February 1998 if certain Common Share price appreciation targets are met during 1997. The other

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3. SHARE OPTION AND RESTRICTED COMMON SHARE PLAN, CONTINUED

         one-half of the performance-based Common Shares will be earned in February 1999 if certain Common Share price appreciation targets are met during 1998. Performance-based Common Shares eligible to be earned, but that are not earned in February 1998, will be earned in February 1999 if certain Common Share price appreciation targets are met during the two-year period 1997/1998. Restricted Common Shares will be issued equal to the number of performance-based Common Shares earned and will vest equally over six years commencing February 1998 for those performance-based Common Shares issued in February 1998 and will vest equally over five years commencing February 1999 for those performance-based Common Shares issued in February 1999.

         In August 1997, the Company granted an additional 2,500 restricted Common Shares and 2,500 performance-based Common Shares with provisions similar to the previously described share grants.

         In May 1997, the Company's shareholders approved an amended non-employee trustees share incentive plan which provides for the granting of incentive share options and restricted Common Shares. The amended trustees plan provides for awards beyond the year 2000 and increased awards to its non-employee trustees.

         The Company has granted an aggregate of 25,000 nonqualified options to its non-employee trustees. The table below delineates information concerning outstanding Common Share options granted under its amended trustees plan.

                  Granted   Common Shares     Option Price Per Share
                  -------   -------------     ----------------------
                   1994        15,000               $10.00
                   1996         3,000                11.75
                   1997         7,000                13.25 - 14.50

         The nonqualified options vest over varying periods not to exceed five years. As of September 30, 1997, no Common Share options have been exercised.

         The Company has also granted 56,214 restricted Common Shares to its non-employee trustees, which vest over varying periods not to exceed five years.

4.       ACQUISITIONS

         In January 1997, the Company acquired a 126-room Residence Inn hotel located in Eden Prairie, Minnesota, from an unaffiliated party for approximately $10,630,000 in cash and 45,488 common units of limited partnership interest in the Partnership ("Common Units") with a deemed value of approximately $620,000 at the time of issuance.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       ACQUISITIONS, CONTINUED

         In February 1997, the Company acquired, from unaffiliated parties, a 114-room Residence Inn hotel located in Arlington, Texas, for $10,500,000 in cash, and a 150-room Residence Inn hotel located in Addison, Texas, for approximately $10,194,000 in cash and 324,328 Common Units with a deemed value of approximately $4,306,000 at the time of issuance.

         On June 26, 1997, the Company acquired, from an unaffiliated party, three Hampton Inn hotels located in Schaumburg, Westchester and Lombard, Illinois, with an aggregate of 368 rooms for $19,100,000 in cash.

         Effective June 20, 1997, the Company acquired six Summerfield Suites hotels, two Sierra Suites hotels and one Sunrise Suites hotel located in California (3), New Jersey (2), Texas (2), Arizona (1) and Georgia
         (1) with an aggregate of 1,057 rooms from unaffiliated parties for approximately $89,478,000 in cash and 1,937,947 Common Units with a deemed value of approximately $29,069,000 at the time of issuance.

5.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's Partnership Agreement, limited partners who hold Common Units have redemption rights ("Redemption Rights") which enable them to redeem their Common Units for cash or, at the Company's option, Common Shares on a one-for-one basis. The redemption rights become effective as follows:

                      Number of                           Effective
                    Common Units                             Date
                    ------------                       ------------------
                       654,906                         September 30, 1995
                       280,091                         July 31, 1997
                        91,991                         October 7, 1997
                       119,474                         November 1, 1997
                     1,572,861                         June 20, 1998
                       365,086                         June 20, 1999
                    ----------
                     3,084,409
                    ==========

         Additionally, limited partners who held preferred units of limited partnership interest in the Partnership ("Preferred Units" and collectively with the Common Units, "Units") at September 30, 1997 have Redemption Rights which enable them to redeem their Preferred Units for cash or, at the Company's option, Common Shares on a one-for-one basis at any time after November 1, 1998. The aggregate number of Preferred Units outstanding was 4,063,329 at September 30, 1997.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS,
         CONTINUED

         Minimum annual preferred distributions of $1.10 are payable on each Preferred Unit, which may increase up to $1.155 for each Preferred Unit, based on increases in dividends payable on the Common Shares. The current quarterly preferred distribution rate is $0.285 for each Preferred Unit ($1.14 on an annualized basis). The Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on the tenth anniversary of the Preferred Units issuance unless previously converted or redeemed.

         The Hotels are operated under franchise or management agreements as Residence Inn by Marriott, Summerfield Suites, Sierra Suites, Sunrise Suites, Hampton Inn, Sheraton Inn, Holiday Inn Express or Comfort Inn hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the Lessee. The franchise and management agreements require the payment of fees based on a percentage of hotel revenue. These fees are paid by the Lessee, which holds the franchise licenses.

         Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance. Additionally, the Company must make available to the Lessee on a monthly basis an amount equal to 4.0% of gross revenues for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Hotels, except that the amount that the Company must make available for such purposes is 5.0% of gross revenues for the eight Hotels that collateralize the Second Term Loan.

         The Lessee has future minimum base rent commitments under the Percentage Lease agreements to the Company. Minimum future base rent revenue, under the Percentage Lease agreements, are as follows through the year 2006 (in thousands):


                     Year                                         Amount
                     ----                                        --------
                     1997                                        $ 33,542
                     1998                                          40,072
                     1999                                          35,045
                     2000                                          35,045
                     2001                                          35,045
                     Thereafter                                   151,450
                                                                 --------
                                                                 $330,199
                                                                 ========

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





5.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS,
         CONTINUED

         The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness was approximately $100,320,000, or 19.3% of its investment in hotels, at cost, at September 30, 1997.

6.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma statements of income of the Company are presented as if the acquisition of the Hotels and the equity offerings in 1996 and 1997 had occurred at the beginning of the periods presented and all of the Hotels had been leased to the Lessee pursuant to Percentage Leases throughout the periods presented. Such pro forma information is based in part on the consolidated statements of income of the Company and the JF Lessee included elsewhere in this quarterly report on Form 10-Q. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

         The unaudited pro forma statements of income of the Company for the periods presented are not necessarily indicative of what the results of the operations of the Company would have been assuming such transactions had been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                   PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           Nine Months Ended
                                                             September 30,
                                                  ---------------------------------
                                                      1997                 1996
                                                  ------------         ------------
Revenue:
   Percentage Lease revenue                       $     55,698         $     48,405
   Other revenue                                           964                  369
                                                  ------------         ------------
         Total revenue                                  56,662               48,774
                                                  ------------         ------------

Expenses:
   Depreciation                                         15,968               14,508
   Amortization of franchise costs                          55                   74
   Ground rent                                             288                  286
   Interest expense                                      6,108                5,875
   Amortization of loan origination fees                   992                  916
   Real estate and personal property taxes
      and property insurance                             4,846                5,153
   General and administrative                            1,875                1,875
   Amortization of unearned compensation                   294                   36
                                                  ------------         ------------
         Total expenses                                 30,426               28,723
                                                  ------------         ------------

Income before minority interest                         26,236               20,051
Minority interest, common                               (1,964)              (1,436)
Minority Interest, preferred                            (3,393)              (3,352)
                                                  ------------         ------------
         Net Income                               $     20,879         $     15,263
                                                  ============         ============

Net income per common share                       $       0.64         $       0.46
                                                  ============         ============

Weighted average number of
    common shares and common share
    equivalents outstanding                         35,932,750           35,932,750
                                                  ============         ============

                                    JF HOTEL
                             COMBINED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                 September 30,   December 31,
                                                                                     1997           1996
                                                                                   -------        -------
                                                                                 (Unaudited)
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                        $12,343        $ 5,551
  Marketable securities                                                              1,967          1,161
  Accounts receivable, net                                                           6,289          2,393
  Due from affiliates                                                                                 298
  Inventory                                                                             24             67
  Prepaid expenses                                                                     236            233
                                                                                   -------        -------

      Total current assets                                                          20,859          9,703

Other assets                                                                            181            252
                                                                                   -------        -------

      Total assets                                                                 $21,040        $ 9,955
                                                                                   =======        =======

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $ 3,500        $ 2,150
  Accrued expenses                                                                   3,075          1,545
  Payable to Manager                                                                 3,299          1,634
  Other liabilities                                                                                   785
  Due to Partnership                                                                 6,949          3,541
                                                                                   -------        -------

      Total current liabilities                                                     16,823          9,655

Other long-term liabilities                                                            574

      Total liabilities                                                             17,397          9,655
                                                                                   -------        -------
Commitments (Note 2)

Shareholders' equity:
  Common shares, $1 par value, 3,000 shares
     authorized issued and outstanding                                                   3              3
  Unrealized gain on marketable securities                                             754            358
  Retained earnings (deficit)                                                        2,886            (61)
                                                                                   -------        -------

      Total shareholders' equity                                                     3,643            300
                                                                                   -------        -------

      Total liabilities and shareholders' equity                                   $21,040        $ 9,955
                                                                                   =======        =======

     The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                          COMBINED STATEMENTS OF INCOME
                                 (in thousands)


                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                       ---------------------     ---------------------
                                         1997         1996         1997         1996
                                       --------     --------     --------     --------
                                     (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Gross operating revenue:
   Rooms                               $ 31,483     $ 14,425     $ 85,214     $ 39,758
   Food and beverage                        129           49          468          490
   Telephone                              1,055          613        3,049        1,498
   Other                                    678          299        1,817          866
                                       --------     --------     --------     --------
      Gross operating revenue            33,345       15,386       90,548       42,612

Departmental expenses:
   Rooms                                  5,924        3,080       15,978        8,249
   Food and beverage                        134           41          424          429
   Telephone                                373          303        1,102          610
   Other                                    299          113          820          253
                                       --------     --------     --------     --------
      Total departmental profit          26,615       11,849       72,224       33,071
                                       --------     --------     --------     --------

Unallocated operating expenses:

   General and administrative             2,135          920        6,128        2,417
   Franchise fees                         2,092        1,088        5,588        3,010
   Advertising and promotions             1,353          525        3,759        1,499
   Utilities                              1,377          779        3,789        2,245
   Repairs and maintenance                1,378          753        3,844        2,020
   Management fees                        1,092           55        2,025          160
                                       --------     --------     --------     --------
        Total unallocated operating
          expenses                        9,427        4,120       25,133       11,351
                                       --------     --------     --------     --------

Gross profit                             17,188        7,729       47,091       21,720
Insurance                                  (174)         (82)        (543)        (288)
Lessee overhead                            (411)        (520)      (1,692)      (1,424)
Percentage Lease payments               (15,727)      (6,882)     (41,909)     (18,932)
                                       --------     --------     --------     --------

      Net Income                       $    876     $    245     $  2,947     $  1,076
                                       ========     ========     ========     ========


          The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                      ------------------------
                                                                                        1997            1996
                                                                                      --------         -------
                                                                                    (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net income                                                                          $  2,947         $ 1,076
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                                          21
   Changes in operating assets and liabilities:
      Accounts receivable                                                                (3,896)           (461)
      Inventory                                                                              43             (21)
      Prepaid expenses                                                                       (3)             (5)
      Other assets                                                                           50             (54)
      Accounts payable                                                                    1,350            (293)
      Accrued expenses                                                                    1,530             186
      Payable to Manager                                                                  1,665
      Other liabilities                                                                    (211)
      Due to Partnership                                                                  3,408           1,475
                                                                                       --------         -------

         Net cash provided by operating activities                                        6,904           1,903
                                                                                       --------         -------

Cash flows from investing activities:
   Repayment of advances                                                                    298
   Purchase of marketable securities                                                       (410)           (519)
                                                                                       --------         -------

         Net cash used in investing activities                                             (112)           (519)
                                                                                       --------         -------

Cash flows from financing activities:
   Dividends paid                                                                                          (575)
                                                                                       --------         -------

         Net cash used in financing activities                                                             (575)
                                                                                       --------         -------

Net increase in cash and cash equivalents                                                 6,792             809

Cash and cash equivalents at beginning of period                                          5,551           2,894
                                                                                       --------         -------

Cash and cash equivalents at end of period                                             $ 12,343         $ 3,703
                                                                                       ========         =======


          The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         JF Hotel, Inc., JF Hotel II, Inc., JF Hotel III, Inc., JF Hotel IV, Inc., JF Hotel V, Inc., and Royal Poinciana Management, Inc. (collectively the "JF Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust, or its subsidiaries (the "Company"). The JF Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at September 30, 1997 leased 38 hotels (the "Hotels") from the Company. The shareholders of the JF Lessee are officers of the Company.

         The JF Lessee operates 24 of the Hotels. Residence Inn by Marriott, Inc. ("RIBM", a wholly-owned subsidiary of Marriott International, Inc.) operates 12 of the Hotels, and an unaffiliated party ("TMH") operates two of the Hotels. The financial statements of the twelve hotels operated by RIBM are maintained on a 52/53 week period basis.

2.       COMMITMENTS

         The JF Lessee has future minimum base rent commitments under the Percentage Lease agreements to the Company. Minimum future base rent payments, under the Percentage Lease agreements, are as follows through the year 2006 (in thousands):


                            YEAR                              AMOUNT
                            ----                              -------

                            1997                             $ 26,537
                            1998                               26,537
                            1999                               26,537
                            2000                               26,537
                            2001                               26,537
                            Thereafter                        108,764
                                                             --------
                                                             $241,449
                                                             ========

                                    JF HOTEL
           NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS, CONTINUED





2.       COMMITMENTS, CONTINUED

         RIBM operates twelve of the Hotels under management agreements with the JF Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements have an initial term of 13 years and provide for a base management fee of 2% of gross revenues and an incentive management fee which is either 50% of available cash flow, as defined, or 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The payment of incentive management fees is subordinate to the JF Lessee's obligations under the Percentage Leases at the managed Hotels. The agreements also contain substantial penalties for early termination. The right to operate the twelve Hotels as Residence Inn hotels is contained in the RIBM Management Agreements and provide for system and marketing fees based on the gross revenues at the managed Hotels. There are no separate fanchise agreements for these Hotels.

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

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto.

GENERAL

For background information relating to the Company and the JF Lessee and the definitions of certain capitalized terms used herein, reference is made to Note 1 of the Consolidated Financial Statements of Innkeepers USA Trust and the Combined Financial Statements of JF Hotel appearing elsewhere herein.

The Company acquired the following hotel properties during the nine months ended September 30, 1997:


                                                   Number of               Date                     Purchase
Hotel                                            Suites/Rooms            Acquired                     Price
-----                                            ------------            --------                   ---------

Residence Inn-Eden Prairie, MN                       126              January 4, 1997              $11,250,000
Residence Inn-Addison, TX                            150              February 1, 1997              14,500,000
Residence Inn-Arlington, TX                          114              February 1, 1997              10,500,000
Summerfield Suites-Belmont, CA                       132              June 20, 1997                    (a)
Summerfield Suites-El Segundo, CA                    122              June 20, 1997                    (a)
Summerfield Suites-West Hollywood, CA                109              June 20, 1997                    (a)
Summerfield Suites-Mount Laurel, NJ                  116              June 20, 1997                    (a)
Summerfield Suites-Addison, TX                       132              June 20, 1997                    (a)
Summerfield Suites-Irving (Las Colinas), TX          148              June 20, 1997                    (a)
Sunrise Suites-Eatontown (Tinton Falls), NJ           96              June 20, 1997                    (a)
Sierra Suites-Phoenix (Camelback), AZ                113              June 20, 1997                    (a)
Sierra Suites-Atlanta (Cumberland), GA                89              June 20, 1997                    (a)
Hampton Inn-Schaumburg (Chicago), IL                 128              June 26, 1997                    (b)
Hampton Inn-Westchester (Chicago), IL                112              June 26, 1997                    (b)
Hampton Inn-Lombard (Chicago), IL                    128              June 26, 1997                    (b)

(a) Aggregate purchase price of $118,547,000
(b) Aggregate purchase price of $19,100,000

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



The following chart summarizes information regarding the Hotels at September 30, 1997.


                                               Number of        Number of
Franchise Affiliation                      Hotel Properties   Rooms/Suites
---------------------                      ----------------   ------------
Upscale extended-stay hotels:
   Residence Inn                                 23               2,713
   Summerfield Suites                             6                 759*
   Sunrise Suites                                 1                  96
                                                ---              ------
                                                 30               3,568
Mid-priced extended-stay hotels:
   Sierra Suites                                  2                 202
                                                ---              ------

Limited service hotels:
   Hampton Inn                                   12               1,527
   Comfort Inn                                    1                 127
   Holiday Inn Express                            1                 164
                                                 --               -----
                                                 14               1,818
Full service hotels:
   Sheraton Inn                                   1                 139
                                                 --               -----

  Total                                          47               5,727
                                                 ==               =====

* contains a total of 1,057 bedrooms

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Average daily rate ("ADR"), occupancy and revenue per available room ("REVPAR") for the 42 Hotels open for the entire third quarters of 1996 and 1997 are presented in the following table. Results were excluded for such comparison for five newly developed hotels. Management believes that growth in REVPAR at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessee and third party management and improving industry conditions. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and REVPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.


                                          For the Three Months                     Percentage
                                           Ended September 30,                       Change
                                     ------------------------------                ----------
                                      1997                    1996
                                     ------                  -----
ADR                                  $95.72                  $85.01                   12.6%
Occupancy                             83.9%                   83.8%                    0.1%
REVPAR                               $80.29                  $71.22                   12.7%



                                           For the Nine Months                     Percentage
                                           Ended September 30,                       Change
                                     ------------------------------                ----------
                                      1997                    1996
                                     ------                  -----
ADR                                  $93.32                  $83.16                   12.2%
Occupancy                             81.8%                   82.0%                  (0.2%)
REVPAR                               $76.31                  $68.17                   11.9%

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Results of Operations

The following is a discussion of the results of operations for the Company.

The Company - Actual

Comparison of the Three Months Ended September 30, 1997 ("1997") to the Three Months Ended September 30, 1996 ("1996")

The Company had revenues of $20,831,000, consisting of $20,424,000 of Percentage Lease revenue from the Lessee and $407,000 of other revenue for 1997 compared with $6,999,000, $6,882,000 and $117,000, respectively, for 1996. Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $6,252,000 in the aggregate for 1997 compared with $2,016,000 for 1996. Real estate and personal property taxes and property insurance were $1,695,000 for 1997 compared with $698,000 for 1996. Interest expense for 1997 was $2,845,000 compared with $1,563,000 for 1996. Interest expense for 1997 consisted primarily of interest incurred on borrowings outstanding under the Company's $190 million Line of Credit, the Interim Loan, the First Term Loan and the Second Term Loan. Interest expense for 1996 consisted primarily of interest incurred on borrowings outstanding under the Line of Credit and First Term Loan. Net income before minority interest was $9,248,000 or $0.25 per share, for 1997 compared with $2,350,000, or $0.20 per share, for 1996.

Percentage Lease revenue, Depreciation and Amortization, interest expense and real estate and personal property taxes and property insurance increased substantially for 1997 compared with 1996, primarily due to the number of Hotels owned increasing from 22 at September 30, 1996 to 47 at September 30, 1997.

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), is income (loss) before minority interest (determined in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operations as defined by GAAP, (ii) is not indicative of cash available to fund all cash flow needs and liquidity, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with GAAP) for

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


purposes of evaluating the Company's operating performance. FFO (income before minority interest and depreciation) was $14,856,000, or $0.41 per share, for 1997 compared with $4,080,000, or $0.35 per share, for 1996.

The Company - Actual

Comparison of the Nine Months Ended September 30, 1997 ("1997") to the Nine Months Ended September 30, 1996 ("1996")

The Company had revenues of $48,700,000 consisting of $47,736,000 of Percentage Lease revenue from the Lessee and $964,000 of other revenue for 1997 compared with $19,296,000, $18,932,000 and $364,000, respectively, for 1996. Depreciation and Amortization were $13,745,000 for 1997 compared with $5,460,000 for 1996. Real estate and personal property taxes and property insurance were $3,948,000 for 1997 compared with $1,851,000 for 1996. Interest expense for 1997 was $7,291,000 compared with $4,005,000 for 1996. Interest expense for 1997 consisted primarily of interest incurred on borrowings outstanding under the Line of Credit, the Interim Loan, the First Term Loan and the Second Term Loan. Interest expense for 1996 consisted primarily of interest incurred on borrowings outstanding under the Line of Credit and the First Term Loan. Net income before minority interest was $21,731,000 or $0.69 per share for 1997 compared with $6,826,000, or $0.59 per share, for 1996.

Percentage Lease revenue, Depreciation and Amortization, interest expense and real estate and personal property taxes and property insurance increased substantially for 1997 compared with 1996, primarily due to the number of Hotels owned increasing from 22 at September 30, 1996 to 47 at September 30, 1997.

FFO was $34,338,000, or $1.12 per share, for 1997 compared with $11,570,000, or
$1.00 per share, for 1996.

The Company - Proforma

Comparison of Nine Months Ended September 30, 1997 ("1997") to the Nine Months Ended September 30, 1996 ("1996")

Proforma Percentage Lease revenue increased by approximately $7,293,000 or 15.1%, from approximately $48,405,000 for 1996 to approximately $55,698,000 for 1997. The increase was primarily due to a 11.9% increase in REVPAR at the Hotels. As a percentage of total revenue, total pro forma expenses decreased from 58.9% for 1996 to 53.7% for 1997 as a result of expenses remaining relatively constant while pro forma total revenue increased.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is rent payments from the Lessee under the Percentage Leases, and the Company is dependent on the Lessee to make such payments to provide cash for additional hotel investment, debt service, distributions, capital expenditures on its Hotels, and working capital. The Company believes that its cash provided by operations will be adequate to meet some of its liquidity needs, which primarily include funding distributions and paying operating expenses. The Company also currently expects to fund its growth objectives in part by accessing the capital markets, borrowing on its Line of Credit, and exchanging equity for hotel properties.

Cash and cash equivalents at September 30, 1997 were $29,736,000, including approximately $1,731,000 which the Company is required, under the Percentage Leases, to make available to the Lessee for the replacement and refurbishment of furniture, fixtures and equipment. Additionally, cash and cash equivalents includes approximately $9,115,000 that is held in escrow to pay for insurance, taxes, and capital expenditures for certain hotels.

Net cash provided by operating activities for the nine months ended September 30, 1997 was $31,399,000.

Net cash used in investing activities was $164,909,000 for the nine months ended September 30, 1997. This was comprised primarily of the Company (a) acquiring a Residence Inn hotel in Eden Prairie, Minnesota for approximately $10,630,000,
(b) acquiring a Residence Inn hotel in Arlington, Texas for $10,500,000, (c) acquiring a Residence Inn hotel in Addison, Texas for approximately $10,194,000,
(d) acquiring three Hampton Inn hotels in Schaumburg, Westchester, and Lombard, Illinois, for approximately $19,100,000 and (e) acquiring six Summerfield Suites hotels, two Sierra Suites hotels and one Sunrise Suite hotel for approximately $89,478,000. The purchase prices of certain hotels also included the issuance of Common Units in addition to the cash portion described above.

Net cash provided by financing activities was $112,061,000 for the nine months ended September 30, 1997, consisting primarily of proceeds from the issuance of Common Shares of $135,438,000 and distributions paid of $19,361,000.

In March of 1997, the Company declared an increase in its quarterly distribution to $0.25 per Common Share from $0.225 per Common Share, and, in September 1997, declared another increase in the quarterly distribution to $0.26 per Common Share. Quarterly preferred distributions of $0.285 are payable on each Preferred Unit, which may increase up to $0.28875 for each Preferred Unit, based on increases in distributions payable on the Common Shares. The

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Preferred Units are convertible at any time into Common Units on a one-for-one basis. On or after November 1, 1998, the holders of the Preferred Units may redeem their Units for cash or, at the election of the Company, Common Shares on a one-for-one basis. Under federal income tax law provisions applicable to a REIT, the Company is required to distribute at least 95% of its taxable income to maintain its status as a REIT.

In making additional investments in hotel properties, the Company may incur indebtedness to make such investments. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness ("Debt Limitation"). The Company's consolidated indebtedness was 19.3% of its investment in hotels, at cost, at September 30, 1997. At September 30, 1997, the Company had outstanding indebtedness of approximately $100,320,000. Approximately 90% of the Company's indebtedness at September 30, 1997 bears interest at a fixed rate.

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

The Percentage Leases require the Company to make available to the Lessee an amount equal to 4.0% of room revenues from all of the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment at the Hotels. The Second Term Loan requires that the Company make available for such purposes at the eight Hotels collateralizing that loan, 5.0% of room revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interest of the Company.

Management believes that the amounts required to be made available by the Company will be sufficient to meet required expenditures for furniture, fixtures and equipment at the Hotels. The Company currently intends to pay for the cost of capital improvements and any additional furniture, fixture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit. Provisions comparable to those described above in the Percentage Leases for the Hotels are expected to be included in the Percentage Lease for any other hotel in which the Company invests.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SEASONALITY OF HOTEL BUSINESS

The hotel industry is seasonal in nature. Historically, the Hotels' operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may maintain the annual distribution rate by funding quarterly distributions with available cash or borrowings under the Line of Credit.

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

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK




         Pursuant to the General Instructions to Rule 305 of the Securities and Exchange Commission's Regulation S-K, the quantitative and qualitative disclosures called for by Rule 305 are inapplicable to the Company at this time.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

                  27 - Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K -

                  - A Form 8-K regarding the acquisition of six Summerfield Suites hotels, two Sierra Suites hotels and one Sunrise Suites hotel, including the required historical and pro forma financial statements, was filed on July 18, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             INNKEEPERS USA TRUST



November 11, 1997                            /s/ Gregory M. Fay
                                             ----------------------------
                                             Gregory M. Fay
                                             Vice-President of Accounting