Form 10-K
period 1997-12-31
INNKEEPERS USA TRUST/FL
filed 1998-03-31
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1997
                          -----------------

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 NO [FEE REQUIRED]

For the transition period from __________ to __________

                         Commission file number 0-24568
                              INNKEEPERS USA TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                                        65-0503831
                 --------                                        ----------
         (State or other jurisdiction                         (I.R.S. employer
   of incorporation or organization)                         identification no.)

306 Royal Poinciana Way, Palm Beach, Florida                        33480
--------------------------------------------                        -----
  (Address of principal executive offices)                       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (561) 835-1800
                                                    ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class              Name of each exchange on which registered
-------------------              -----------------------------------------
      None                                 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON SHARES, par value of $.01 per share
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 23, 1998, was 33,113,211. The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 23, 1998 was approximately $510,000,000.

                       Documents Incorporated by Reference

    Portions of the 1997 Innkeepers USA Trust Annual Report to Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Parts I and II hereof. Portions of the 1998 Innkeepers USA Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 6, 1998 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

    ITEM NO.
    --------
                                                       PART I

    Item 1.       Business......................................................................................  1
    Item 2.       Properties.................................................................................... 23
    Item 3.       Legal Proceedings............................................................................. 26
    Item 4.       Submission of Matters to a Vote of Security Holders .......................................... 26



                                                      PART II

    Item 5.       Market for the Registrant's Common Equity and Related Shareholder
                  Matters....................................................................................... 26
    Item 6.       Selected Financial Data....................................................................... 26
    Item 7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................................... 27
    Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.................................... 30
    Item 8.       Financial Statements and Supplementary Data................................................... 30
    Item 9.       Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure.......................................................................... 45

                                                     PART III

    Item 10.      Directors and Executive Officers of the Registrant............................................ 45
    Item 11.      Executive Compensation........................................................................ 45
    Item 12.      Security Ownership of Certain Beneficial Owners and Management................................ 45
    Item 13.      Certain Relationships and Related Transactions................................................ 45

                                                      PART IV

    Item 14.      Exhibits, Financial Statements, Schedules
                  and Reports on Form 8-K....................................................................... 45

         THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND WORDS OF SIMILAR IMPORT. SUCH FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ATTENTION SHOULD BE PAID TO THE VARIOUS FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED "INTERNAL GROWTH STRATEGY," "ACQUISITION STRATEGY," "COMPETITION", "BUSINESS RISKS,""LEVERAGE," "ENVIRONMENTAL MATTERS," "TAX STATUS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY IS NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL

         OVERVIEW

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which commenced operations on September 30, 1994. Innkeepers initially acquired an 87.7% equity interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company") which owned seven hotels with an aggregate of 851 rooms. At December 31, 1997, Innkeepers owned interests in 56 hotels with an aggregate of 6,703 rooms (the "Hotels") through its 82.1% interest in the Partnership.

         The Company has implemented a strategy of utilizing multiple lessees and hotel management companies for its hotel properties. The Company leases 47 of the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "JF Lessee") and leases nine Hotels to affiliates of Summerfield Hotel Corporation (the "Summerfield Lessee" and, together with the JF Lessee, the "Lessee") pursuant to percentage leases (the "Percentage Leases"). The Percentage Leases allow the Company to participate in increased revenue from the Hotels by providing for the payment of rent based on percentages of room revenues. The JF Lessee has entered into management contracts with Residence Inn by Marriott, Inc., a subsidiary of Marriott International, Inc. ("Marriott"), the largest operator of upscale extended-stay hotels in the United States, to manage 20 of the Residence Inn Hotels and with another third-party manager to manage two of the Hotels. The Summerfield Lessee has entered into management contracts with another affiliate of Summerfield to manage the nine Summerfield Hotels.

         UPSCALE EXTENDED-STAY SEGMENT

         The Company's acquisition strategy focuses primarily on upscale extended-stay hotels. Smith Travel Research ("Smith Travel") defines the upscale extended-stay hotel segment as those extended-stay hotels having an average daily rate ("ADR") of $85 or greater.

         Upscale extended-stay hotels are distinguishable from mid-priced, economy and budget extended-stay hotels generally as follows:

                              EXTENDED-STAY HOTELS

                                        MID-PRICED, ECONOMY AND BUDGET                    UPSCALE
                                        ------------------------------                    -------

Principal Customer Base. . .            Independent business                    Corporations for executive
                                        travelers; government                   training and consulting;
                                        workers; families                       project assignment; corporate
                                                                                relocations.

Services/Amenities. . . . . . .         Minimal meeting space;                  Complimentary breakfast and
                                        limited lobby space; limited            evening cocktails; meeting
                                        on-site food; limited front             space; daily linen and room
                                        desk hours; weekly maid                 cleaning service; 24-hour
                                        service and twice-weekly                front desk; guest grocery
                                        linen service                           services; 24-hour security and
                                                                                maintenance; on-site conve-
                                                                                nience store

Physical Facilities . . . . . . .       Smaller rooms; fewer kitchen            Larger rooms; higher quality
                                        amenities; limited facility             construction; higher level of
                                        amenities                               kitchen amenities; higher
                                                                                level of room furnishings;
                                                                                pool; exercise facilities


         The Company believes the demand for upscale extended-stay rooms substantially exceeds the available supply in its market, which the Company expects will allow its Hotels to continue to provide attractive returns to the Company in the near term. Over the longer term, the Company believes that new supply will continue to be limited in its target markets by the relatively high barriers to entry in those markets. High barriers to entry include scarcity and high cost of land, extensive permit and approval requirements, the relatively long lead time required to develop an upscale extended-stay hotel, particularly in the New England and Pacific coast states, and the relatively high costs associated with such development.

         The upscale extended-stay hotel concept was developed by Jack P. DeBoer and Rolf E. Ruhfus, Trustees of the Company, who co-founded both the Residence Inn and Summerfield Suites brands. The Company believes its relationships with Marriott, Summerfield and Messrs. DeBoer and Ruhfus, affiliates of each of which own equity interests in the Company, have provided and will provide the Company with attractive opportunities to acquire additional upscale extended-stay hotels.

         RELATIONSHIPS

         To implement its multi-lessee/operator strategy, the Company has formed relationships with the owners and operators of two of the premier brands in the upscale extended-stay segment, Marriott and Summerfield.

         Marriott. The Company currently owns 38 Residence Inn hotels, including 20 that are managed by Marriott. Marriott's management of Company-owned Hotels enables the Company to realize the benefits of Marriott's resources and hotel operations experience and enhances the Company's ability to grow. The Company believes that its relationship with Marriott has and may, in the future, provide the Company access to Residence Inn developers and potential sellers to which it might not otherwise have meaningful access. The Company expects that Marriott will manage certain additional Residence Inn hotels that may be acquired in the future, although no assurance can be given in this regard. Marriott currently owns 298,334 Common or Preferred Units.

         Summerfield. The Company currently owns nine Summerfield brand hotels (including six Summerfield Suites hotels, two Sierra Suites hotels, and one Sunrise Suites hotel), all of which are leased and managed by Summerfield. Mr. Ruhfus, Chairman of the Board of Summerfield, is also a Trustee of the Company. The Company also has a right of first refusal to acquire certain Summerfield Suites or Sierra Suites Hotels developed in the future by Summerfield. Under that arrangement, the Company has retained Summerfield to develop a 113 room Sierra Suites hotel in Westborough, Massachusetts. The total estimated cost of development of this hotel is approximately $7,900,000 and the development is expected to be completed in the first half of 1998. Affiliates of Summerfield currently own 1,937,947 Common Units.

         THE HOTELS

         The following charts set forth certain information with respect to the Hotels at December 31, 1997:

                                                                        Number of
Franchise Affiliation                              Number of Hotels   Rooms/Suites
---------------------                              ----------------   ------------

Upscale Extended-Stay
         Residence Inn                                    32              3,649
         Summerfield Suites                                6                759*
         Sunrise Suites                                    1                 96
                                                       -----              -----
                                                          39              4,504
                                                       -----              -----
Mid-Priced Extended-Stay
         Sierra Suites                                     2                202
                                                       -----              -----

Mid-Priced
         Hampton Inn                                      12              1,527
         Comfort Inn                                       1                127
         Holiday Inn Express                               1                204
                                                       -----              -----
                                                          14              1,848
                                                       -----              -----
Full-Service
         Sheraton Inn                                      1                139
                                                       -----              -----
                                                          56              6,703
                                                       =====              =====

----------
* Contains a total of 1,057 bedrooms

                                       Number         Number of          Percentage of
    State                            of Hotels      Suites/Rooms         Suites/Rooms
    -----                            ---------      ------------         ------------

California                              10             1,472                 22.0%
Florida                                  5               603                  9.0
Texas                                    4               544                  8.1
Michigan                                 4               404                  6.0
Georgia                                  3               399                  6.0
Illinois                                 3               368                  5.5
Pennsylvania                             3               357                  5.3
New York                                 3               319                  4.8
New Jersey                               3               308                  4.6
Massachusetts                            2               304                  4.5
Colorado                                 2               284                  4.2
Connecticut                              2               192                  2.9
Maryland                                 1               176                  2.6
Kentucky                                 2               176                  2.6
Indiana                                  2               168                  2.5
Minnesota                                1               126                  1.9
Arizona                                  1               113                  1.7
North Carolina                           1                88                  1.3
Virginia                                 1                80                  1.2
Ohio                                     1                80                  1.2
Maine                                    1                78                  1.2
Kansas                                   1                64                  0.9
                                     -----             -----                -----
                                        56             6,703                100.0%
                                     =====             =====                =====


RECENT DEVELOPMENTS

         On December 30, 1997, the Company purchased a portfolio of eight Residence Inn hotels for an aggregate purchase price of $59,500,000. The hotels purchased are as follows: Altamonte Springs, Florida (128 rooms), Ontario, California (200 rooms), Columbus (East), Ohio (80 rooms), Fort Wayne, Indiana (80 rooms), Indianapolis, Indiana (88 rooms), Lexington, Kentucky (80 rooms), Louisville, Kentucky (96 rooms) and Winston-Salem, North Carolina (88 rooms). The Company funded the purchase with available cash and the Line of Credit.

         On January 11, 1998, the Company purchased a 120-room Residence Inn hotel located in Bothell (Seattle Northeast), Washington, for a cash purchase price of $11,750,000. The purchase price was funded through the Company's Line of Credit.

         On January 14, 1998, the Company purchased a portfolio of five Residence Inn hotels for an aggregate purchase price of $83,000,000. The hotels purchased are as follows: Bellevue, Washington (120 rooms); Lynnwood, Washington (120 rooms); Tukwila, Washington (144 rooms); Vancouver, Washington (120 rooms); and Lake Oswego (Portland South), Oregon (112 rooms). The Company assumed existing indebtedness of $59,320,000 and funded the balance of the purchase price through the Line of Credit.

         On February 19, 1998, the Company obtained a new line of credit (the "Line of Credit"). The Line of Credit is uncollateralized and has a maximum borrowing amount of $250,000,000. The interest rate on the Line of Credit is LIBOR plus 122.5 to 162.5 basis points, a reduction from the LIBOR plus 175 basis points interest rate on the old line of credit. The old line of credit was extinguished. The Company was amortizing loan origination fees and costs incurred in connection with the old line of credit over its original three-year term. When the old line of credit was extinguished and replaced with the Line of Credit, those loan origination fees and costs were expensed immediately and recognized as an extraordinary loss of approximately $2,750,000.

         On February 19, 1998, the Company refinanced $40,000,000 of borrowings outstanding under the Line of Credit with a new term loan (the "Third Term Loan"), which bears interest at a 7.02% fixed annual rate. The Third Term Loan has scheduled principal amortization over a twenty year term, with equal monthly payments of $292,467 commencing on April 11, 2000. Interest on the outstanding balance of the Third Term Loan will accrue at 12.02% if the outstanding principal balance is not paid in full by March 11, 2010. The Company anticipates repaying the remaining balance of the Third Term Loan on or before March 11, 2000. Seven Hotels collateralize the Third Term Loan.

         In connection with obtaining the (uncollateralized) Line of Credit, the Hotels securing the old line of credit were released. At February 19, 1998, 28 of the Company's hotel properties collateralized its other long-term debt, including the Third Term Loan.

         On March 4, 1998, the Company's Board of Trustees declared a first quarter distribution of $0.28 per common share to shareholders of record on March 27, 1998. The distribution is payable on April 21, 1998. The 1998 first quarter distribution represents a $0.02, or 7.7%, increase over the 1997 fourth quarter distribution.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 on this Form 10-K for certain financial information required to be included in response to this Item 1.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         GENERAL

         The Company is a self-administered Maryland REIT which owned equity interests in the 56 Hotels with an aggregate of 6,703 rooms as of December 31, 1997. A wholly-owned subsidiary of Innkeepers owns an approximate 82.1% interest in and is the sole general partner of Innkeepers USA Limited Partnership. The Hotels are owned both by Innkeepers USA Limited Partnership directly and by various subsidiary partnerships.

         INTERNAL GROWTH STRATEGY

         The Percentage Leases are designed to allow the Company to participate in growth in room revenue at the Hotels by providing for the payment of rent based upon percentages of room revenues ("Percentage Rent"). Under the Percentage Leases, once room revenues at a Hotel reach a specified level (a "Revenue Break Point"), the Company receives between 68% and 70% of incremental room revenues. For the year ended December 31, 1997, room revenues from each of the Hotels exceeded the Revenue Break Point for the payment of the higher tier of Percentage Rent under the applicable Percentage Lease. Each Percentage Lease also provides for a fixed annual base rent ("Base Rent"). The Percentage Leases generally provide that annual Base Rent and the Revenue Break Points for the payment of Percentage Rent will be adjusted annually based on changes in the CPI.

         For the hotels leased by the JF Lessee, the Company earned Percentage Rent in excess of Base Rent on all of the hotels except the Residence Inn in Atlanta, Georgia. For the hotels leased by the Summerfield Lessee, the Company earned Percentage Rent in excess of Base Rent on the Sierra Suites hotels located in Atlanta, Georgia and Phoenix, Arizona. The Summerfield Lessee agreed that for 1997 and 1998, the Base Rent payable for the six Summerfield Suites and the Sunrise Suites hotel shall be an amount equal to the Percentage Rent that would be payable under the formulas set forth in the applicable Percentage Leases if such respective hotels achieved the room revenues budgeted for such periods. In 1999 and subsequent years, Base Rent for these hotels shall be reduced from the levels applicable in 1997 and 1998, but the Percentage Rent formula will remain the same (subject to certain adjustments based on increases in the CPI). In addition, during the remainder of 1997 and 1998, the Base Rent payable for five of the Summerfield hotels (which excludes the Summerfield Suites - West Hollywood, California, the Sunrise Suites - Tinton Falls, New Jersey and the two Sierra Suites hotels) is the aggregate of the Base Rent amounts set forth in the Percentage Leases for such five hotels for the period on a consolidated basis, to the effect that any rent paid in excess of Base Rent for any of these five hotels shall be credited to the aggregate Base Rent payable for any or all of the other hotels in the group.

         The Company seeks to increase Percentage Lease payments through the following; (i) employing asset managers to work with the Lessee and operators to direct marketing programs and sales management policies at the Hotels, (ii) selective renovation of the Hotels, (iii) the possible development of new hotels on a selected basis, and (iv) the rebranding and repositioning of existing hotels on a limited and selected basis.

         Sales Management

         The JF Lessee uses market-oriented sales management programs to coordinate, direct and manage the sales activities of personnel located at each Hotel it operates or oversees. Weekly sales reports are generated by each salesperson through the daily input of data that identifies all sales related activities which have taken place during the day (e.g., appointments, sales calls, direct mailings, incoming calls) and the results of such actions (e.g., appointments made, literature sent, rooms reserved). Each salesperson also inputs any comments made by prospective or existing customers, the potential for new or continued business and the timing of the follow-up action required. Additionally, sales reports permit management to promptly evaluate a salesperson's productivity as measured by the quantity of sales calls, sales call results and number of group bookings. These sales reports also allow comparisons of the ongoing sales efforts at the applicable Hotel to the marketing and business plan established for each Hotel and allow management to adapt the marketing and business plan accordingly. The third-party managers, including Marriott, use focused, well-developed sales management programs at the Hotels operated by those managers. The JF Lessee employs six regional managers to oversee sales and marketing efforts at the Lessee-operated Hotels, and to review those efforts at Hotels managed by third-parties, including Marriott.

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

         The Percentage Leases obligate the Company generally to make available to the Lessee an amount equal to 4% or 5% of room revenue, on a monthly basis, for use by the Lessee (or Marriott, under the Marriott Management Agreements) to repair or replace furniture and equipment at the Hotels. The Company's obligation is cumulative and carries forward to the extent that such amounts are not used by the Lessee (or Marriott).

         ACQUISITION STRATEGY

         The Company has developed a multi-brand upscale extended-stay acquisition focus which has positioned the Company as a leading owner of upscale extended-stay hotels in the Company's target markets. The Company's primary acquisition strategy includes acquiring hotels that are (i) upscale extended-stay hotels, (ii) located in markets with relatively high barriers to entry or strong demand characteristics and (iii) located near other hotels owned by the Company thereby allowing the Lessee to enhance revenue by capitalizing on local knowledge and directing overflow business to Company-owned hotels. The Company also seeks to selectively acquire under-performing hotels to which the Company can add value through repositioning in the market, reflagging to premium hotel brands or renovation. The Company has increasingly emphasized the acquisition of hotel portfolios in order to capitalize on the Company's efficiency and experience in acquisition analysis and transaction structuring. This emphasis has enabled the Company to more rapidly expand its hotel portfolio.

         Acquisition of Upscale Extended-Stay Hotels

         The Company focuses on acquiring upscale extended-stay hotels because of the strong performance of that segment, which has resulted primarily from
(i) the prevailing social and economic changes that are increasing the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training to employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, (ii) the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays, and (iii) the demand for hotel rooms by guests who stay longer than five consecutive room nights has substantially exceeded the number of currently existing extended-stay hotel rooms, according to industry sources. The Company also believes that its relationships, particularly with Marriott, will provide it with opportunities to acquire desirable hotel properties, primarily in the upscale, extended-stay segment, through noncompetitive bid situations on terms that may be generally more favorable than those available in traditional brokered transactions.

         Target Markets

         The Company's focus is on markets that have high barriers to entry, such as in New England and the Pacific coast states, which are characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale extended-stay hotel and the high costs associated with such development. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. The Company believes that its focus on these target markets has been a major factor in the Hotels achieving occupancy, ADR and RevPAR that exceed industry averages. Additionally, the Company seeks Hotels in proximity to the Company's existing Hotels, where the Company may draw upon its knowledge of local market conditions, develop certain economies of scale and cross market among the Hotels in the cluster.

         Acquisition of Under-performing Hotels

         Although the primary focus of the Company is on the upscale extended-stay segment, the Company will from time to time consider acquisition of under-performing mid-priced and full service hotels that have the potential for strategic repositioning in the market, reflagging to a premium franchise brand or renovation. Generally, hotels that meet the Company's investment criteria include (i) poorly managed hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in deteriorated physical condition that could benefit significantly from renovations, or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard by Marriott.

         Development

         The Company has retained a Summerfield affiliate to develop a Sierra Suites hotel in Westborough, Massachusetts. The Company has committed to fund the development costs of this hotel which are estimated to be approximately $7,900,000. The Company expects the development to be completed in the first half of 1998. A Summerfield affiliate will lease the hotel under a Percentage Lease with terms substantially similar to the leases for the Company's two current Sierra Suites hotels. A Summerfield affiliate will retain an interest in the hotel which entitles it to a payment equal to 15% of the excess of the value of the hotel two years after it opens over its development cost. The fee is expected to be paid in Common Units.

         The Company may pursue the development and construction of additional hotels in accordance with the Company's development and underwriting policies. Risks associated with additional development and construction activities may include: the abandonment of development opportunities explored by the Company; construction costs of a hotel may exceed original estimates due to increased materials, labor or other expenses, which could make completion of the hotel uneconomical; operating results at a newly completed hotel are dependant on a number of factors, including market and general economic conditions, competition and market acceptance; financing may not be available on favorable terms for the development of a hotel; and construction and stabilization may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect the Company's ability to achieve its projected yields on hotels under development and could adversely affect the Company's ability to make expected distributions.

         The Company will also seek to obtain certain of the benefits of development without incurring certain of the risks of development, by (a) acquiring newly-developed hotels or (b) contracting with developers to build hotels that the Company will buy upon completion.

         PROPERTY OPERATIONS

         The JF Lessee

         The Company believes that the quality of the on-site hotel operators is important to the future growth in Percentage Lease revenue from the Hotels. The JF Lessee leases 47 of the Hotels pursuant to the Percentage Leases and operates 25 of the Hotels. Marriott operates 20 Residence Inn hotels pursuant to the Marriott Management Agreements. Marriott is the largest operator of upscale extended-stay hotels in the U.S. The Company believes that Marriott's management of Hotels will enable the Company to realize the benefits of Marriott's resources and broad-based hotel operations experience in order to enhance the Company's ability to grow.

         The JF Lessee is owned by Mr. Fisher and Mr. Shaw (the Chairman and Chief Operating Officer, respectively, of the Company) and employs currently approximately 1,150 people. Under the Percentage Leases, the JF Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry, and repair and maintenance. The JF Lessee employs six regional managers who oversee the operation of all of the Hotels. The Lessee is entitled to all revenue from the Hotels after payment of rent under the Percentage Leases and other operating expenses, including any management fees payable to third-party managers.

     The JF Lessee-leased Hotels not operated under Marriott Management Agreements are operated under franchise agreements and are licensed as Hampton Inn, Residence Inn, Sheraton Inn, Comfort Inn or Holiday Inn Express hotels. The Company has paid or will pay the cost of obtaining or transferring certain franchise license agreements to the JF Lessee. For the hotels which do not require a franchise transfer fee, the Company has advanced to the JF Lessee the working capital deposit required under the JF Lessee's management agreements with Marriott. The franchise and management agreements require the payment of fees based on a percentage of hotel revenue. These fees are paid by the JF Lessee. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. See "Properties -- The Percentage Leases" for further information on the Percentage Leases.

         Marriott Management

         The Marriott Management Agreements allow the hotels subject thereto to be operated as Residence Inn hotels for an initial term of 13 years, provided that the hotels maintain the standards of the Residence Inn system. The Marriott Management Agreements may be extended by Marriott for an additional term if the Company has achieved a specified return on its initial investment. Marriott may terminate one or more of the Marriott Management Agreements upon the occurrence of certain events, including the JF Lessee's failure to make any payment or perform other covenants under the Marriott Management Agreements or a bankruptcy of the JF Lessee or the Company. If a Marriott Management Agreement is terminated for any reason other than a default by Marriott, the hotel to which the agreement relates will not be entitled to operate thereafter as a Residence Inn. Marriott may be terminated as manager of a hotel if certain performance criteria set forth in the relevant Marriott Management Agreement are not met in any two consecutive years beginning with the third anniversary of the acquisition of the hotel, subject to certain exceptions and cure rights. In that event, the JF Lessee may enter into a then-current form of Residence Inn franchise license and, subject to Residence Inn system requirements and to the JF Lessee being a then-approved franchisee, continue to operate the hotel as a Residence Inn hotel.

         The JF Lessee is responsible for making all payments to Marriott under the Marriott Management Agreements, and the Company is secondarily liable for certain of the JF Lessee's obligations. Under each Marriott Management Agreement, the JF Lessee is required to pay to Marriott a base management fee, a system fee and a marketing fee equal to specified percentages of certain revenues at the relevant Hotel, and an incentive management fee equal to a specified percentage of the JF Lessee's annual net operating income with respect to the Hotel, after payment of Rent under the Percentage Lease for the Hotel.

         DeBoer Hotels

         On November 1, 1996, the Company completed the acquisition of seven Residence Inn hotels ("the DeBoer Hotels") from affiliates of Jack P. DeBoer (the "DeBoer Group"). The DeBoer Hotels were acquired from the DeBoer Group for a total purchase price of approximately $108.5 million, consisting of (i) approximately 4,063,329 Preferred Units, with a value of $11.00 per Preferred Unit at the time of issuance, (ii) the assumption and immediate repayment of approximately $38.4 million of outstanding mortgage indebtedness and (iii) the assumption of the approximately $24.9 million of assumed indebtedness. Additionally, in connection with the acquisition of the DeBoer Hotels by the Company, Marriott received Common Units having a deemed value of $500,000 (the "Release Units") in exchange for releasing the existing management contracts relating to such Hotels.

         The Preferred Units are convertible at any time into Common Units on a one-for-one basis and, beginning in November 1998, may be redeemed for an amount of cash equal to the then-trading value of a common share or, at the option of the Company, one common share. Assuming full redemption of all Common Units and Preferred Units and the issuance of common shares in exchange therefor, the DeBoer Group would own approximately 10% of the common shares currently outstanding. Following the acquisition of the DeBoer Hotels, Jack P. DeBoer joined the Company's Board of Trustees. Marriott has the right, on or after the first anniversary of the issuance of the Release Units, to redeem each Release Unit for an amount of cash equal to the then-trading value of a Common Share on the NYSE or, at the option of the Company, one common share.

         Annual preferred distributions of $1.10 are payable on each Preferred Unit, which may increase to up to $1.155 for each Preferred Unit, based on increases in dividends payable on the common shares. Due to the potential adverse tax consequences to members of the DeBoer Group that may result from a sale of the DeBoer Hotels, the Company has agreed with the DeBoer Group that for a period of up to ten years following the closing of the acquisition of the DeBoer Hotels, (i) any taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group and (ii) the Company will maintain at all times outstanding indebtedness of at least approximately $40 million, subject to reduction upon the occurrence of certain events, including certain redemptions or taxable transfers of Preferred Units by the applicable members of the DeBoer Group. In the event that the Company fails to maintain the required level of indebtedness, the Company will be liable for any resulting income tax liabilities incurred by the applicable members of the DeBoer Group.

         COMPETITION

         For Guests

         The hotel industry, and the upscale extended-stay and mid-price segments of the lodging market in which the Company operates, is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, service levels, reputation, reservation systems, convenience of location and the supply and availability of alternative lodging. The Hotels compete with other existing and new hotels in their geographic markets. The extended-stay and mid-price segments of the hotel industry have become more competitive recently, as several new competitors have entered the market. Many of the Company's competitors have substantially greater marketing and financial resources than the Company and the Lessee. Each of the Hotels is located in a developed area that includes other hotels, many of which are competitive with the Hotels in their locality. The number of competitive hotels in a particular area could have a material adverse effect on the revenues derived from the Hotels or hotels acquired in the future. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve their hotels in the market in which the Company competes or markets in which it will compete, thereby materially adversely affecting the Company's business and results of operations.

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

         BUSINESS RISKS

         Dependence on Payments under Percentage Leases; Lack Of Control

         Certain rules relating to the qualification of a REIT prohibit a REIT from operating hotels. Therefore, the Company leases the Hotels to the Lessee pursuant to the Percentage Leases. The Company's primary source of revenue is rent payments under the Percentage Leases. The Company must rely on the Lessee and any third-party managers retained by the Lessee, such as Marriott and Summerfield, to operate effectively the Hotels in a manner that generates sufficient cash flow to enable the Lessee to make the rent payments under the Percentage Leases. Ineffective operation of the Hotels may result in the Lessee being unable to pay rent to the Company, including the higher tier percentage rent necessary for the Company to fund its current level of distributions to shareholders.

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

         Risk of Rapid Growth; Dependence on Lessees and Third-Party Managers

         The Company's ability to grow depends upon the ability of the Lessee and any third-party manager retained by the Lessee, such as Marriott or Summerfield Suites Management Company, L.P. (the "Summerfield Manager"), to manage effectively the Hotels, as well as any additional hotels in which the Company invests. The Lessee's or any third-party managers' ability to operate additional hotels under Percentage Leases or management agreements, as applicable, with current staffing levels and office locations, may diminish as the Company acquires additional hotels. Such growth may require the Lessee or managers to hire additional personnel, engage additional third-party managers and operate in new geographic locations. In order to qualify as a REIT, the Company cannot operate the Hotels or participate in decisions affecting the daily operations of the Hotels. The Lessee has limited assets and generally the Lessee must generate sufficient cash flow from the operation of the Hotels, after payment of all operating expenses, to fund the Lessee's rent obligations under the Percentage Leases. There can be no assurance that the Lessee or their third-party managers will effectively operate the Hotels. In the event that the Lessee and their third-party managers fail to effectively operate the Hotels, the Company's internal growth strategy and acquisition strategy would be more difficult to achieve and, therefore, cash available for distribution could be adversely affected.

         Availability of Capital

     The ability of the Company to implement its growth strategy depends on access to capital necessary to invest in additional hotels through the use of borrowings, subsequent issuances of common shares or other securities or operating cash flow. Access to capital, and in particular equity capital, may be negatively affected by recession or negative perceptions about the performance of or prospects for the real estate industry in general, the hotel industry specifically and, more particularly, the Company.

         Operating Costs and Capital Expenditures; Hotel Renovation

         Hotels in general, including the Hotels, have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture and equipment at the hotels. Under the terms of the Percentage Leases, the Company is obligated to pay the cost of certain capital expenditures at the Hotels and pay for furniture, fixtures and equipment. If these expenses exceed the Company's estimate, the additional cost could have an adverse effect on the cash available for distribution to shareholders. In addition, the Company may acquire hotels in the future that require significant renovation. Renovation of hotels involves certain risks, including construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition in the local geographic market.

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

         Risks of Operating Hotels under Franchise Licenses and Marriott Management Agreements

         The continuation of the franchise licenses under which certain of the Hotels are operated is subject to specified operating standards and other terms and conditions. The franchisors that have issued or will issue the franchise licenses periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of the Company or the Lessee to maintain such standards respecting a Hotel or to adhere to such other terms and conditions could result in the loss or cancellation of a franchise license. The Marriott Management Agreements will allow the Hotels subject thereto to be operated as Residence Inn hotels so long as the Company does not breach its obligations under the Percentage Leases relating to such Hotels. Continued operation of such Hotels as Residence Inn hotels also requires the Company to make capital improvements as required by Marriott to maintain the hotel in accordance with system standards. It is possible that a franchisor or Marriott, as applicable, could condition the continuation of a franchise license or a Marriott Management Agreement, as applicable, on the completion of capital improvements which management or the Board of Trustees determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, the management or the Board of Trustees may elect to allow the franchise license or Marriott Management Agreement to lapse or be terminated. In addition, when the term of a franchise license or a Marriott Management Agreement expires, the franchisor or Marriott has no obligation to issue a new franchise license or management agreement, as applicable, for the hotel. The loss of a franchise license or a Marriott Management Agreement could have a material adverse effect upon the operations or the underlying value of the Hotel covered by the franchise license or a Marriott Management Agreement because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor or Marriott. The loss of a franchise license or Marriott Management Agreement for one or more of the Hotels could also have a material adverse effect on rent under the Percentage Leases and cash available for distribution to shareholders.

         Investment Concentration in Single Industry; Emphasis on Upscale Extended-Stay Market Segment; and Emphasis on Residence Inn and Hampton Inn Hotels

         The Company's current growth strategy is to acquire operating hotels, primarily upscale extended-stay hotels. The Company will not seek to invest in assets selected to reduce the risks associated with an investment in the hotel industry, and is subject to risks inherent in concentrating investments in a single industry and in a single market segment within that industry. The Company intends to emphasize the acquisition of Residence Inn hotels in its acquisition strategy. The Company will be subject to risks inherent in concentrating investments in any franchise brand, in particular the Residence Inn, Summerfield Suites and the Hampton Inn brands, such as a reduction in business following any adverse publicity related to a brand, which could have an adverse effect on the Company's Rent under the Percentage Leases and cash available for distribution to shareholders.

         Concentration of Investments in California, Florida, Washington, Texas and Michigan

         Ten of the 56 Hotels are located in California, five are located in each of Florida and Washington and four are located in each of Texas and Michigan. The concentration of the Company's investments in California, Florida, Washington, Texas and Michigan could result in adverse events, or conditions which affect those areas in particular, such as economic recessions and natural disasters, having a more significant negative effect on the operations of the combined Hotels, and ultimately cash distributions to shareholders of the Company, than if the Company's investments were more geographically diverse.

         Ownership Limitation

         In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). Furthermore, if any shareholder or group of shareholders of the Lessee owns, actually or constructively, 10% or more of the shares of beneficial interest of the Company, the Lessee could become a related-party tenant of the Company and the Partnership, which likely would result in loss of REIT status for the Company. For the purpose of preserving the Company's REIT qualification, the Company's Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than 9.8% of the outstanding common shares or any other class of outstanding shares of beneficial interest by any shareholder or group (including affiliates of Mr. Fisher) subject to adjustment under certain circumstances (the "Ownership Limitation"). Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation. Any transfer of shares of beneficial interest that would prevent the Company from continuing to qualify as a REIT under the Code will be void ab initio, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated "Shares-in-Trust." Further, the Company shall be deemed to have been offered Shares-in-Trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date the Company accepts the offer and the price per share in the transaction that created such Shares-in-Trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the record holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are redeemed, if the market price falls between the date of purchase and the date of redemption.

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

         Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions is limited. In particular, the Company may not sell any of the DeBoer Hotels in a taxable transaction for a period of up to ten years following the closing of the Offering, without the consent of the applicable members of the DeBoer Group. Certain provisions of the Marriott Management Agreement may also limit or delay the Company's ability to sell or refinance the Hotels subject to such agreement.

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

         All ten of the Hotels in California are located in areas that are subject to earthquake activity. These Hotels are located in areas of high seismic risk and some were constructed under pre-1985 building codes. No assurance can be given that an earthquake would not render significant damage to the Hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk. Additionally, areas in Florida where five of the Hotels are located may experience hurricane or high-wind activity. The Company has earthquake insurance policies on the Hotels located in California and hurricane insurance policies on the Hotels located in Florida. The Company's management and Board of Trustees has used and will use its discretion in determining amounts, coverage limits and deductibility provisions for insurance, with a view to maintaining appropriate insurance coverage on the Company's investments at a reasonable cost and on suitable terms, and may from time to time elect not to carry earthquake or hurricane insurance. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to a Hotel.

         Conflicts of Interest

         Conflicts of interest exist between the Company, the JF Lessee and Messrs. Fisher (Chairman of the Board of Trustees, Chief Executive Officer and President of the Company and the majority shareholder of the JF Lessee) and Shaw (Executive Vice-President and Chief Operating Officer of the Company and the minority shareholder in the JF Lessee) with respect to the negotiation and enforcement of the terms of the Percentage Leases with the JF Lessee. Conflicts also exist related to possible adverse tax consequences to Mr. Fisher and his affiliates upon a sale, refinancing or prepayment of indebtedness secured by certain Hotels contributed to the Company by his affiliates. Additionally, the Company relies substantially on Mr. Fisher and conflicting demands on his time occur, which could lead to decisions which do not reflect solely the interests of the Company's shareholders. Mr. Fisher and his affiliates may develop new hotels, subject to certain limitations, which may materially affect the amount of time Mr. Fisher has available to devote to the affairs of the Company. Hotels developed by Mr. Fisher and his affiliates could compete with the Hotels or hotels acquired in the future by the Company. Mr. Shaw also has conflicting demands on his time, including serving as President of the JF Lessee and spending significant time in that capacity.

         Mr. DeBoer, who is one of the largest shareholders of the Company, on a fully diluted basis, and who serves as a Trustee of the Company, and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. Mr. DeBoer is the President, Chairman of the Board and a major shareholder of Candlewood Hotel Company, Inc. ("Candlewood"), a public hotel company that is the owner, operator and franchisor of Candlewood hotels, an economy extended-stay hotel chain founded by Mr. DeBoer. Hotels developed by Mr. DeBoer and his affiliates, including Candlewood hotels, may compete with the Company's hotels for guests, and other hotel companies with which Mr. DeBoer is affiliated, including Candlewood, may compete with the Company for acquisition opportunities.

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

         Messrs. Fisher and Shaw and Mr. Ruhfus are the principal equity owners of the JF Lessee and the Summerfield Lessee, respectively. There is a conflict of interest with respect to the enforcement, termination or extension of the Percentage Leases and the negotiation of the terms of any future percentage leases between the Lessee and the Company. The economic interests of Messrs. Fisher and Shaw and Mr. Ruhfus in the Lessee may result in decisions relating to the Company's enforcement of its rights under the Percentage Leases that do not solely reflect the interests of the Company's shareholders.

         Mr. Ruhfus is a Trustee of the Company and an equity owner of the Summerfield Lessee and the Summerfield Manager, and certain of his affiliates have in the past been, and continue to be, involved in the development of hotels, including extended stay hotels. Mr. Ruhfus is Chairman of the Board and a principal shareholder of Summerfield, which is the developer and franchisor of Summerfield Suites and Sierra Suites hotels. Hotels developed by Mr. Ruhfus and his affiliates, including Summerfield Suites and Sierra Suites hotels, may compete with the Hotels for guests, and other hotel companies with which Mr. Ruhfus is affiliated may compete with the Company for acquisition opportunities. Accordingly, the interests of the Company, Mr. Ruhfus and Summerfield could differ with respect to the Hotels or proposed acquisitions that are competitive with hotels owned or being considered for acquisition or development by Mr. Ruhfus and his affiliates.

         LEVERAGE

         To the extent the Company continues to incur debt, its debt service requirements will reduce cash available for distribution to shareholders. Variable rate debt, such as the Line of Credit, creates higher debt service requirements if interest rates increase, which may decrease cash available for distribution to shareholders. There can be no assurances that the Company will be able to meet its debt service obligations. To the extent that it cannot meet its debt service obligations, the Company risks the loss of some or all of its assets to foreclosure or forced sale. Changes in economic conditions could result in higher interest rates on variable rate debt, including borrowings under the Line of Credit, reduce the availability of debt financing generally or at rates deemed favorable to the Company, reduce cash available for distribution to shareholders and increase the risk of loss upon a sale or foreclosure. The Company also may obtain one or more forms of interest rate protection on variable rate debt (e.g., swap agreements or interest rate cap contracts) and will consider additional long-term fixed-rate financing to further hedge against the possible adverse effects of interest rate fluctuations. Adverse economic conditions could cause the terms on which borrowings become available to be less favorable than at present. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in Hotels or lose one or more Hotels to foreclosure, either of which could result in a material financial loss to the Company.

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

         Phase I environmental site assessments ("ESAs") generally are obtained on hotels acquired by the Company. The Company generally intends to obtain an ESA on any other hotel acquired in the future. The ESAs are and were intended to identify potential environmental contamination for which the Hotels may be responsible. The ESAs included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The ESAs did not include invasive procedures, such as soil sampling or ground water analysis.

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

         TAX STATUS

         The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1994. If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the Company level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the holders of Common Shares in any such year will not be deductible by the Company. If the Internal Revenue Service were to challenge successfully the tax status of the Partnership as a partnership for federal income tax purposes, the Partnership would be taxable as a corporation. In such event, the Company would likely cease to qualify as a REIT for a variety of reasons. Although the Company does not intend to request a ruling from the Service as to its REIT status or the partnership status of the Partnership, the Company has, in the past, obtained the opinion of its legal counsel that, as of the date of the opinion, the Company qualifies as a REIT. The opinion was based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property.

ITEM 2.  PROPERTIES

         The following tables set forth certain information with respect to the Hotels that were owned by the Company as of December 31, 1997.

                                                                          YEAR ENDED DECEMBER 31, 1997
                                                             ---------------------------------------------------
                                                  NUMBER OF
                                           YEAR    SUITES/     ROOM         LEASE
                                          OPENED    ROOMS     REVENUE      PAYMENT   OCCUPANCY      ADR     REVPAR
                                          ------    -----     -------      -------   ---------      ---     ------
                                                               (1)          (2)         (3)        (3)       (3)
Residence Inn:
    Addison, TX........................... 1996     150      3,657,610    1,855,790    80.40%       $89.74    $72.15
    Altamonte Springs, FL................. 1985     128         38,633        8,951    84.15         91.41     76.92

    Arlington, TX......................... 1995     114      2,915,043    1,398,900    86.11         89.09     76.72
    Atlanta (Downtown), GA................ 1996     160      3,387,525    1,260,000    65.17         88.78     57.86
    Binghamton, NY........................ 1987      72      2,045,215      945,465    89.78         86.69     77.82
    Cherry Hill, NJ....................... 1989      96      2,994,016    1,368,612    87.43         97.73     85.45
    Columbus East, OH..................... 1986      80         12,745        4,879    87.93         74.21     65.25
    Denver (Downtown), CO................. 1982     156      4,611,644    2,049,498    90.15         89.86     81.02
    Denver (South), CO.................... 1981     128      3,738,994    1,835,942    88.14         90.83     80.06
    East Lansing, MI...................... 1984      60      1,435,598      600,767    79.86         82.16     65.62
    Eden Prairie, MN...................... 1985     126      3,382,383    1,565,100    83.56         88.15     73.66
    Fort Wayne, IN........................ 1985      80         12,998        5,053    84.59         66.27     56.06
    Fremont, CA........................... 1985      80      2,960,031    1,424,010    86.79        116.80    101.37
    Grand Rapids, MI...................... 1984      96      2,074,085      876,857    79.67         74.46     59.32
    Harrisburg, PA........................ 1988      80      2,157,416      925,337    83.76         88.21     73.88
    Indianapolis, IN...................... 1984      88         11,298        5,303    76.20         79.23     60.38

    Lexington, KY......................... 1985      80         11,838        7,195    89.29         77.48     69.19
    Louisville, KY........................ 1984      96         29,809       10,147    90.29         91.13     82.28
    Mountain View (Palo Alto), CA......... 1985     112      5,149,068    3,030,320    91.85        137.14    125.96
    Ontario, CA........................... 1986     200         48,845       12,597    71.87         79.89     57.42
    Portland, ME.......................... 1996      78      2,067,674      936,718    88.03         82.58     72.69
    Richmond, VA.......................... 1986      80      2,305,938    1,047,921    85.98         91.85     78.97
    San Jose, CA.......................... 1986      80      3,396,691    1,720,939    92.64        125.57    116.33
    San Mateo, CA......................... 1985     159      6,413,031    3,393,001    90.14        122.86    110.75
    Shelton, CT........................... 1988      96        574,220      295,618    88.39        112.94     99.83
    Silicon Valley I, CA.................. 1983     231      8,938,913    5,011,801    87.98        120.69    106.19
    Silicon Valley II, CA................. 1985     247      9,881,207    5,652,561    87.46        125.48    109.74
    Troy (Central), MI.................... 1986     152      4,543,278    2,343,605    87.31         93.79     81.89
    Troy (Southeast), MI.................. 1985      96      2,685,023    1,276,259    84.49         90.69     76.63
    Wichita East, KS...................... 1981      64      1,493,835      551,448    82.50         77.61     64.02
    Windsor, CT........................... 1986      96      2,684,077    1,118,599    82.83         92.48     76.60
    Winston-Salem, NC..................... 1986      88         14,512        5,875    84.71         79.35     67.22

Summerfield Suites
    Addison, TX........................... 1996     132      2,055,636      995,078    77.72        104.63     81.32
    Belmont, CA........................... 1995     132      2,865,736    1,390,601    83.91        129.76    108.88
    El Segundo, CA........................ 1995     122      2,191,886      998,003    83.28        106.93     89.06
    Irving (Las Colinas), TX.............. 1996     148      2,435,604    1,304,156    74.32        115.20     85.61
    Mount Laurel, NJ...................... 1996     116      1,914,181      874,852    78.45        104.36     81.88
    West Hollywood, CA.................... 1993     109      2,075,329      975,156    81.64        118.86     97.03

Hampton Inn:
    Albany/Latham, NY..................... 1990     126      2,185,443    1,082,009    66.18         71.89     47.58
    Germantown, MD........................ 1987     176      2,692,636    1,275,570    58.75         71.34     41.92
    Islandia (Long Island), NY............ 1988     121      2,658,768    1,246,803    73.33         82.10     60.20
    Lombard (Chicago), IL................. 1987     128      1,080,380      476,715    64.22         67.04     43.05
    Naples, FL............................ 1990     107      1,933,644      836,876    71.87         68.89     49.51
    Norcross, GA.......................... 1996     150      1,877,901      688,161    53.63         64.38     34.53
    Schaumburg (Chicago), IL.............. 1986     128      1,244,288      632,264    71.24         69.89     49.79

    Tallahassee, FL....................... 1993      93      1,741,363      869,411    80.24         63.93     51.30
    West Palm Beach, FL................... 1986     136      2,085,771      783,782    69.98         60.04     42.02
    Westchester (Chicago), IL............. 1988     112      1,140,010      578,084    72.65         72.04     52.34
    Willow Grove (Philadelphia), PA....... 1991     150      3,622,972    1,975,696    79.91         82.81     66.17
    Woburn, MA............................ 1981     100      1,727,252      887,136    77.90         93.32     72.70

Sierra and Sunrise Suites
    Atlanta (Cumberland), GA.............. 1996      89        778,768      377,495    78.85         54.77     43.18
    Phoenix (Camelback), AZ............... 1997     113        859,271      404,537    68.15         67.18     45.78
    Eatontown (Tinton Falls), NJ.......... 1993      96      1,353,161      467,295    75.99         87.94     66.82

Comfort Inn:
    Allentown, PA......................... 1990     127      2,048,290    1,061,219    75.00         58.92     44.19

Holiday Inn Express:
    Lexington, MA......................... 1971     204      3,155,994    1,572,185    58.69         78.59     46.13
Sheraton Inn:
    Fort Lauderdale, FL................... 1988     139      2,483,082    1,134,527    76.29          65.76    50.17
Consolidated Total/
Weighted average..........................        6,703   $133,880,557  $65,432,679    79.60%(4)     $93.74(4) $74.60(4)
                                                  =====   ============  ===========

------------------------

(1) Represents the hotels' room revenue from the date of acquisition by the Company.
(2)      Represents Percentage Lease revenue
         from the Lessee to the Company calculated in accordance with the Percentage Leases.
(3) Represents the occupancy, ADR and RevPAR of the Hotels for the year including the period, if any, prior to ownership by the Company.
(4) Excludes results from the following eight Residence Inn hotels acquired December 30, 1997: Altamonte Springs, FL; Fort Wayne, IN; Indianapolis, IN; Lexington, KY; Louisville, KY; Ontario, CA; Winston-Salem, NC; Columbus East, OH.

THE PERCENTAGE LEASES

         Each Percentage Lease contains provisions similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain similar provisions.

         Percentage Lease Terms. Each Percentage Lease has a non-cancelable term of at least ten years, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described in the Percentage Lease. Certain of the Percentage Leases contain renewal terms of up to 15 years, at the Lessee's option.

         Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is obligated to pay to the Partnership (i) the greater of a fixed annual Base Rent or Percentage Rent, and (ii) certain other amounts, including interest accrued on any late payments or charges (the "Additional Charges"). Percentage Rent is based on percentages of room revenues for each of the Hotels. For all Percentage Leases, both the Base Rent and the Revenue Break Point in each Percentage Rent formula are (a) adjusted annually for inflation and (b) in the case of the certain of the Hotels managed by Marriott, increased to specified levels (not tied to inflation) in the first years after execution. With respect to adjustments for inflation, the adjustment will be calculated at the beginning of each calendar year based upon the change in the CPI during the prior calendar year. The Company receives between 30% and 36.5% of room revenue up to the Revenue Break Point and between 68% and 70% of room revenue in excess of the Revenue Break Point. The Base Rent for seven of the Hotels leased to the Summerfield Lessee reduces in 1999, as described in "Internal Growth Strategy" above, and beginning in 2000 will adjust annually for inflation.

         Other than real estate and personal property taxes, ground lease rent (where applicable), the cost of certain furniture and equipment and certain capital expenditures, and property and casualty insurance (for the hotels leased by the JF Lessee), which are obligations of the Company, the Percentage Leases require the Lessee to pay Base Rent, Percentage Rent, Additional Charges and the operating expenses of the Hotels (including insurance, utility and other charges incurred in the operation of the Hotels) during the terms of the Percentage Leases. The Percentage Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel.

         Maintenance and Modifications. Under the Percentage Leases, the Company is required to pay for capital improvements at each Hotel. In addition, the Percentage Leases obligate the Company to make available to the Lessee for the repair, replacement and refurbishment of furniture and equipment in the Hotels, when and as deemed necessary by the Lessee, an amount equal to 4% or 5% of room revenues, per month on a cumulative basis. The Company's obligation is carried forward to the extent that the Lessee has not expended such amount, and any unexpended amounts remain the property of the Company upon termination of the Percentage Leases. In addition, the Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or Marriott Management Agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the Lessee is required, at its expense, to (i) maintain the Hotels in good order and repair, (ii) pay for all operating expenses of the Hotels and (iii) comply with the requirements of any Company loan agreement (to the extent applicable to property operations or cash management), any franchise agreement and the Marriott Management Agreements.

         The Lessee, at its expense, may make non-capital and capital additions, modifications or improvements to the Hotels, provided that such action does not significantly alter the character or purposes of the Hotels or significantly detract from the value or operating efficiencies of the Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and become the property of the Company upon termination of the Percentage Leases. The Company owns, with respect to the Hotels, substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon, except to the extent that ownership of such personal property would cause the rent under a Percentage Lease not to qualify as "rents from real property" for REIT income test purposes.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The information called for in this item is incorporated by reference from the "Corporate Information" section of the Company's 1997 Annual Report, filed as Exhibit 13.1 to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         The information called for in this item with respect to the Company and its predecessor is incorporated by reference from the "Selected Financial Data" section of the 1997 Annual Report filed as Exhibit 13.1 to this Form 10-K.


         With respect to the JF Lessee, the following table sets forth selected historical financial data for the years ended December 31, 1997, 1996 and 1995 and the period September 30, 1994 (inception) through December 31, 1994. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included, or incorporated by reference, herein.

                                    JF LESSEE
                       SELECTED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)


                                                     Years Ended December 31,                Period from
                                                     ------------------------              September 30, 1994
                                                                                              (Inception)
                                           1997              1996              1995        December 31, 1994
                                         --------          --------          --------      ------------------

OPERATING DATA:
Room revenue                             $117,170          $ 58,501          $ 24,412          $  3,404
Other revenue                               7,333             4,222             1,895               372
                                         --------          --------          --------          --------
Total revenue                             124,503            62,723            26,307             3,776
Hotel operating expenses                   61,320            32,274            13,696             2,041
                                         --------          --------          --------          --------

Income before Lessee overhead
   and Percentage Lease expense            63,183            30,449            12,611             1,735
Percentage Lease expense                   57,486            27,466            11,268             1,480
Lessee overhead                             2,210             2,273               952               132
                                         --------          --------          --------          --------

Net income (1)                           $  3,487          $    710          $    391          $    123
                                         ========          ========          ========          ========


(1) The JF Lessee has elected status as a Subchapter S corporation for federal income tax purposes and, generally, pays no corporate level tax on its net income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for in this item with respect to the Company and its predecessor is incorporated by reference from the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1997 Annual Report, filed as Exhibit 13.1 to this Form 10-K.


         The following is a discussion of the results of operations for the JF Lessee.

         Comparison of Year Ended December 31, 1997 ("1997") to the Year Ended December 31, 1996 ("1996")

         The JF Lessee had total revenue for 1997 of $124,503,000, consisting of $117,170,000 of room revenue and $7,333,000 of other revenue. Room revenue increased by $58,669,000, or 100% from $58,501,000 for 1996. This increase was primarily due to the number of Hotels leased increasing from 18 at January 1, 1996 to 32 at January 1, 1997 and to 47 at December 31, 1997.

         Percentage Lease payments and hotel operating expenses for 1997 were $57,486,000 and $61,320,000, respectively. Percentage Lease payments and hotel operating expenses increased by $30,020,000 or 109% and $29,046,000 or 90%, respectively from $27,466,000 and $32,274,000 for 1996, respectively. These increases were primarily due to the number of Hotels leased increasing from 18 at January 1, 1996 to 32 at January 1, 1997 and to 47 at December 31, 1997. Net income for 1997 was $3,487,000. Net income increased $2,777,000, or 391%, from $710,000 for 1996.

         Departmental profit as a percentage of gross operating revenue increased to 79.2% in 1997 from 77.2% in 1996. Net income as a percentage of gross operating revenue increased to 2.8% in 1977 from 1.1% in 1996. These increases were due primarily to operational efficiencies achieved in 1997.

         Comparison of Year Ended December 31, 1996 ("1996") to the Year Ended December 31, 1995 ("1995")

         The JF Lessee had total revenue for 1996 of $62,723,000, consisting of $58,501,000 of room revenue and $4,222,000 of other revenue. Room revenue increased by $34,089,000, or 139.6% from $24,412,000 for 1995. This increase was primarily due to the number of Hotels leased increasing from seven at January 1, 1995 to 18 at January 1, 1996 and to 32 at December 31, 1996.

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

         Departmental profit as a percentage of gross operating revenue remained relatively constant at 77.2% and 76.2% for 1996 and 1995, respectively. Net income as a percentage of gross operating revenue remained relatively constant at 1.1% and 1.5% for 1996 and 1995, respectively.

         Liquidity and Capital Resources

         The JF Lessee's principal source of revenue is the revenue derived from the hotels it operates under lease from the Company. The JF Lessee is dependent on this revenue to provide cash for the payment of its operating expenses, insurance, overhead and Percentage Lease payments. The JF Lessee is dependent upon the cash flow from operating activities to meet substantially all of its liquidity needs, including working capital and distributions to its shareholders. The JF Lessee does not currently have any established borrowing facilities. The JF Lessee believes that its cash flow provided by operating activities will be sufficient to meet its liquidity needs.

         Net cash flow from operating activities was $4,656,000 in 1997. Net cash flow used in investing activities was $118,000 in 1997, which consisted primarily of the collection of affiliate advances and the purchase of marketable securities. Net cash flow used in financing activities was $2,226,000 in 1997, which consisted of distributions paid to its shareholders.

         Seasonality of Hotel Business

         The hotel industry is seasonal in nature. Historically, the operations of the Hotels have generally reflected higher occupancy rates and ADR during the second and third quarters.

         Inflation

         Operators of hotels, including the JF Lessee and any third-party managers retained by the JF Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the JF Lessee and any third-party manager retained by the JF Lessee to raise room rates in response to inflation.

         Impact of Year 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in a similar normal business activities.

         The JF Lessee has recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. The JF Lessee has been informed that its third party managers are in the process of studying the year 2000 issue, including inquiries of their vendors. Upon completion of the management companies' studies, which is expected in late 1998, the JF Lessee will determine the extent to which it is vulnerable to the third parties' failure to remediate their own year 2000 issues and the costs associated with resolving this issue.

         Forward Looking Statements

         Management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the JF Lessee, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the JF Lessee to be materially different from the results or achievements expressed or implied by such forward-looking statements. The JF Lessee is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosure called for by this Item 7A. and by Item 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are incorporated by reference from the Financial Statements included in the 1997 Annual Report, filed as Exhibit
13.1 to this Form 10-K.

INNKEEPERS USA TRUST

     Report of Independent Accountants

     Consolidated Balance Sheets at December 31, 1997
       and 1996

     Consolidated Statements of Income for the years ended
      December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     The following financial statements are included herein on the pages indicated.

JF HOTEL, INC., JF HOTEL II, INC. AND JF HOTEL III, INC.

     Report of Independent Accountants...........................................................................32

     Combined Balance Sheets at December 31, 1997 and
      December 31, 1996..........................................................................................33

     Combined Statements of Income for the years ended
      December 31, 1997, 1996 and 1995 ..........................................................................34

     Combined Statements of Shareholders' Equity for the
      years ended December 31, 1997, 1996 and 1995 ..............................................................35

     Combined Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995 ..........................................................................36

     Notes to Combined Financial Statements......................................................................37

FINANCIAL STATEMENT SCHEDULES

     Report of Independent Accountants...........................................................................41

     Schedule 3 - Real Estate and Accumulated Depreciation
       at December 31, 1997......................................................................................42

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
JF Hotel

We have audited the combined balance sheets of JF Hotel (as described in Note 1) as of December 31, 1997 and 1996, and the related combined statements of income, shareholders' equity and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of JF Hotel as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                              Coopers & Lybrand L.L.P.

Memphis, Tennessee
March 23, 1998

JF HOTEL
COMBINED BALANCE SHEETS
December 31, 1997 and 1996
(in thousands, except share data)



                                                                                      1997             1996
                                                                                     -------          -------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 7,863          $ 5,551
  Marketable securities                                                                1,775            1,161
  Accounts receivable, net                                                             3,090            2,393
  Due from affiliates                                                                                     298
  Inventory                                                                               23               67
  Prepaid expenses                                                                       351              233
                                                                                     -------          -------

      Total current assets                                                            13,102            9,703

Other assets                                                                             180              252
                                                                                     -------          -------

      Total assets                                                                   $13,282          $ 9,955
                                                                                     =======          =======

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                   $ 3,061          $ 2,150
  Accrued expenses                                                                     2,055            1,545
  Payable to Manager                                                                   2,025            1,634
  Other liabilities                                                                      585              785
  Due to Partnership                                                                   3,791            3,541
                                                                                     -------          -------

      Total current liabilities                                                       11,517            9,655
                                                                                     -------          -------

Commitments and contingencies (Note 4)

Shareholders' equity:

  Common shares, $1 par value, 3,000 shares authorized,
     3,000 shares issued and outstanding at
     December 31, 1997 and 1996                                                            3                3
  Unrealized gain on marketable securities                                               562              358
  Retained earnings (deficit)                                                          1,200              (61)
                                                                                     -------          -------

      Total shareholders' equity                                                       1,765              300
                                                                                     -------          -------

      Total liabilities and shareholders' equity                                     $13,282          $ 9,955
                                                                                     =======          =======





The accompanying notes are an integral part of these combined financial statements.

JF HOTEL
COMBINED STATEMENTS OF INCOME
For the years ended December 31, 1997, 1996 and 1995
(in thousands)






                                                       1997               1996               1995
                                                    ---------           --------           --------

Gross operating revenue:
   Rooms                                            $ 117,170           $ 58,501           $ 24,412
   Food and beverage                                      636                687                626
   Telephone                                            4,167              2,231                743
   Other                                                2,530              1,304                526
                                                    ---------           --------           --------
      Gross operating revenue                         124,503             62,723             26,307

Departmental expenses:
   Rooms                                               22,637             12,404              5,132
   Food and beverage                                      583                583                596
   Telephone                                            1,480                850                381
   Other                                                1,148                470                166
                                                    ---------           --------           --------
      Total departmental profit                        98,655             48,416             20,032
                                                    ---------           --------           --------

Unallocated operating expenses:
   General and administrative                           8,754              3,943              1,598
   Franchise and marketing fees                         8,833              4,492              1,941
   Advertising and promotions                           4,204              2,305                894
   Utilities                                            5,204              3,235              1,505
   Repairs and maintenance                              5,443              3,073              1,195
   Management fees                                      2,255                540                 49
                                                    ---------           --------           --------
      Total unallocated operating expenses             34,693             17,588              7,182
                                                    ---------           --------           --------

      Gross profit                                     63,962             30,828             12,850

      Insurance                                          (779)              (379)              (239)
      Lessee overhead                                  (2,210)            (2,273)              (952)
      Percentage lease expense                        (57,486)           (27,466)           (11,268)
                                                    ---------           --------           --------

        Net income                                  $   3,487           $    710           $    391
                                                    =========           ========           --------


The accompanying notes are an integral part of these combined financial statements.

JF HOTEL
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31,1997, 1996 and 1995
(in thousands, except share data)



                                                           Common Shares         Unrealized
                                                       ----------------------      Gain On         Retained          Total
                                                                                  Marketable       Earnings       Shareholders'
                                                       Shares       Par Value     Securities       (Deficit)         Equity
                                                       ------       ---------     ----------       ---------         ------


Balance at December 31, 1994                             1,000          $  1                        $    48           $    49

   JF Hotel II, Inc. issuance of common shares           1,000             1                                                1

   Net income                                                                                           391               391

   Distributions paid                                                                                  (439)             (439)
                                                         -----          ----          ----          -------           -------

Balance at December 31, 1995                             2,000             2                                                2

   JF Hotel III, Inc. issuance of common shares          1,000             1                                                1

   Net income                                                                                           710               710

   Change in unrealized gain on marketable
      securities                                                                      $358                                358

   Distributions paid                                                                                  (771)             (771)
                                                         -----          ----          ----          -------           -------

   Balance at December 31, 1996                          3,000             3           358              (61)              300

   Net income                                                                                         3,487             3,487

   Change in unrealized gain on marketable
      securities                                                                       204                                204

   Distributions paid                                                                                (2,226)           (2,226)
                                                         -----          ----          ----          -------           -------


Balance at December 31, 1997                             3,000          $  3          $562          $ 1,200           $ 1,765
                                                         =====          ====          ====          =======           =======





The accompanying notes are an integral part of these combined financial statements.

JF HOTEL
COMBINED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(in thousands)







                                                       1997         1996         1995
                                                      -------      -------      -------
Cash flows from operating activities:
   Net income                                         $ 3,487      $   710      $   391
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                          45           28
     Changes in operating assets and liabilities:
       Accounts Receivable                               (697)        (853)      (1,306)
       Inventory                                           44          (40)         (11)
       Prepaid expenses                                  (118)         (14)         (55)
       Other Assets                                        33          (45)
       Accounts payable                                   911          127          (91)
       Accrued expenses                                   510          483        1,443
       Payable to Manager                                 391        1,634          758
       Other Liabilities                                 (200)         785
       Due to Partnership                                 250        1,493        1,955
                                                      -------      -------      -------

     Net cash provided by operating activities          4,656        4,308        3,084
                                                      -------      -------      -------

Cash flows from investing activities:
   Advances to affiliates                                             (298)
   Affiliate advances collected                           298
   Purchase of equipment                                   (6)         (81)
   Purchase of marketable securities                     (410)        (548)        (255)
                                                      -------      -------      -------

     Net cash used in investing activities               (118)        (927)        (255)
                                                      -------      -------      -------

Cash flows from financing activities:
   Distributions paid                                  (2,226)        (771)        (439)
   Advances (payments) to shareholders                                  40          (40)
   Issuance of common shares                                             1            1
                                                      -------      -------      -------

     Net cash used in financing activities             (2,226)        (730)        (478)
                                                      -------      -------      -------

   Net increase in cash and cash equivalents            2,312        2,651        2,351

   Cash and cash equivalents at beginning of year       5,551        2,900          549
                                                      -------      -------      -------

   Cash and cash equivalents at end of year           $ 7,863      $ 5,551      $ 2,900
                                                      =======      =======      =======




The accompanying notes are an integral part of these combined financial statements.

JF HOTEL
NOTES TO COMBINED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

JF Hotel, Inc., JF Hotel II, Inc. and JF Hotel III, Inc. (collectively "JF Hotel" or the "JF Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). As of December 31, 1997, approximately 82.1% of the Partnership was owned by the Company. The principal shareholders of the JF Lessee are Jeffrey H. Fisher, who is the President, Chief Executive Officer and Chairman of the Company, and Frederic M. Shaw, who is the Executive Vice-President and Chief Operating Officer of the Company. The JF Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at December 31, 1997 leased 47 hotels (the "JF Leased Hotels") from the Company.

The Lessee operates 25 of the Hotels, Residence Inn by Marriott, Inc. ("RIBM", a wholly-owned subsidiary of Marriott International, Inc.) operates 20 of the Hotels, and an unaffiliated party operates two of the Hotels. The financial statements of the 20 hotels operated by RIBM are maintained on a 52/53 week period basis. The 1996 fiscal year ended on January 3, 1997 and the 1997 fiscal year ended on January 2, 1998.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits.

The carrying amount of cash and cash equivalents approximates fair value.

MARKETABLE SECURITIES

Marketable securities, which primarily consist of 113,950 and 83,050 shares of the Company's common stock at December 31, 1997 and 1996, respectively, are classified as available for sale and are carried at market value. The appreciation in value of the marketable securities, since purchase, is recorded in shareholders' equity until realized.

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

FRANCHISE FEES

The cost of obtaining franchise licenses, for hotels subject to such licenses, is paid by the Company, and the continuing franchise fees (generally a percentage of room revenue) are paid by the JF Lessee.

JF HOTEL
NOTES TO COMBINED FINANCIAL STATEMENTS

ADVERTISING COSTS

Advertising costs are expensed as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors which were $3,303,000, $1,728,000, and $868,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

PERCENTAGE LEASE EXPENSE

Each JF Leased Hotel is leased by the Company to the JF Lessee under a percentage lease agreement ("Percentage Lease"). The Percentage Lease for each JF Leased Hotel provides for the payment to the Company of monthly percentage rent based on fixed percentages of gross room revenue in excess of certain specified levels. The Percentage Lease for each JF Leased Hotel provides for minimum base rents in the event that percentage rents do not exceed base rents.

Percentage lease expense is recognized as due to the Company under the Percentage Leases from lease inception.

INCOME TAXES

The JF Lessee has elected S corporation status under the Internal Revenue Code. Accordingly, the shareholders of the JF Lessee are taxed on an individual basis on their proportionate share of the JF Lessee's taxable income. Consequently, no provision for income taxes has been reflected in the financial statements.

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

2.   DUE FROM AFFILIATES

At December 31, 1996, Due From Affiliates consisted of unreimbursed capital expenditures and principal payments due from the Partnership and amounts owed to partnerships controlled by the shareholders of the JF Lessee. These amounts were repaid in 1997.

3.   SHARE APPRECIATION RIGHTS

In 1994, the JF Lessee granted to certain officers an aggregate of 70,000 share appreciation rights ("SARs") based on the performance of the Company's common shares. The SARs' vest over a four year period, have been granted at an exercise price of $10.00 and have a maximum term of ten years. In 1997, the JF Lessee granted to certain employees and officers an aggregate of 300,000 SARs, which vest over four or five year periods, have an exercise price of $13.25 and a maximum term of ten years. No SARs have been exercised as of December 31, 1997. At December 31, 1997 and 1996, the JF Lessee has recognized $196,000 and $234,000, respectively, in compensation cost related to the SARs, which is included in Lessee Overhead in the accompanying combined statements of income.

4.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

The JF Lessee has future lease commitments for office space through 1998. Minimum future rental payments under those noncancelable operating leases is approximately $135,000 in 1998.

JF HOTEL
NOTES TO COMBINED FINANCIAL STATEMENTS

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS, CONTINUED

Rent expense, excluding Percentage Lease expense, was $135,000, $219,000, and $40,700 for the years ended December 31, 1997, 1996 and 1995, respectively.

The JF Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Company through 2012. Minimum future base lease payments under the Percentage Lease agreements are as follows (in thousands):


         YEAR                                                     AMOUNT
         ----                                                     ------
         1998                                                   $ 33,067
         1999                                                     33,067
         2000                                                     33,067
         2001                                                     33,067
         2002                                                     33,067
         Thereafter                                              170,882
                                                                --------
                                                                $336,217
                                                                ========

The JF Lessee paid base rents of $25,580,000, $10,212,000 and $4,793,000, and percentage rent, in excess of base rents, of $31,906,000, $17,254,000 and $6,475,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

RIBM operates 20 of the Hotels under management agreements with the JF Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements, generally, have an initial term of 13 years and provide for a base fee of 2% of gross revenues at the managed hotels and an incentive fee which is 50% of available cash flow, as defined. For seven of the Hotels only, the RIBM Management Agreement provides for an incentive fee of 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The agreement also contains penalties for early termination. Amounts due to RIBM under the RIBM Management Agreements are included in Payable to Manager in the accompanying combined balance sheet. The right to operate the 20 hotels as Residence Inns is contained in the RIBM Management Agreement. In lieu of a franchise fee, the RIBM Management Agreements provide for a system fee of 5% of gross revenues at the RIBM managed hotels. The system fee is included in franchise and marketing fees in the accompanying combined statements of income.

Two of the JF Leased Hotels are operated under management agreements with an unaffiliated party with terms of 5 years and providing for a base fee of 2% of gross revenues and an incentive fee based on the performance of the hotels managed.

The Company has reimbursed the JF Lessee $100,000, $100,000, and $40,000 for the use of office facilities for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has advanced to the JF Lessee the working capital deposit required under the RIBM Management Agreements. These advances are included in other liabilities in the accompanying combined balance sheet. Percentage Lease expense due to the Company, which remains unpaid at December 31, 1997 and 1996, is included in Due to Partnership in the accompanying combined balance sheet. The Company has also guaranteed the JF Lessee's obligations under its franchise licenses (and is liable for certain of the JF Lessee's obligations under the Marriott Management Agreements), generally in exchange for certain rights to substitute a replacement lessee as the franchisee (or as the parties to the Marriott Management Agreement) if the Company terminates the related Percentage Lease.

JF HOTEL
NOTES TO COMBINED FINANCIAL STATEMENTS


5.  EMPLOYEE BENEFIT PLAN

In July 1996, the JF Lessee began sponsoring a defined contribution employee benefit plan (the "Plan"). Substantially all employees who are age 21 or older and have at least one year of service, as defined, are eligible to participate in the Plan. Employees may contribute up to 15% of their compensation to the Plan, subject to certain annual limitations. The JF Lessee currently does not contribute to the Plan. The JF Lessee absorbs certain administrative expenses of the Plan.

On October 1, 1997, the JF Lessee established a self-insured health plan for its employees. The JF Lessee has made a provision for reported and unreported claims incurred as of December 31, 1997. The JF Lessee also maintains individual and aggregate stop loss policies.

6.  SUBSEQUENT EVENTS

In January 1998, the Company acquired and leased six hotels to the JF Lessee under Percentage Leases.

REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Innkeepers USA Trust is included in Exhibit 13.1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on pages 41 through 43 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                Coopers & Lybrand L.L.P.


Memphis, Tennessee
March 23, 1998

                              INNKEEPERS USA TRUST
              SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              AT DECEMBER 31, 1997


                                                                         Cost Capitalized
                                                                           Subsequent to         Gross Amounts of Which
                                                    Initial Cost            Acquisition         Carried at Close of Period
                                              -----------------------   ---------------------   --------------------------
                                                        Buildings and           Buildings and               Buildings and
    Description         Encumbrances          Land       Improvement    Land     Improvement      Land        Improvement
    -----------         ------------          ----       -----------    ----     -----------      ----        -----------

Residence Inn:
Addison, TX                                $ 1,000,000   $ 11,913,050   $    0   $         0   $ 1,000,000   $ 11,913,050
Altamonte Springs,                           1,329,300      7,085,660        0             0     1,329,300      7,085,660
   FL
Arlington, TX                                  860,000      8,432,997        0             0       860,000      8,432,997
Atlanta (Downtown),                          1,550,000     14,926,908        0         3,540     1,550,000     14,930,448
   GA
Binghamton, NY                 4               720,000      5,293,910        0       124,302       720,000      5,418,212
Cherry Hill, NJ                4             1,000,000      7,998,153        0       229,148     1,000,000      8,227,301
Columbus East, OH                              724,800     3,861,606         0             0       724,800      3,861,606
Denver (Downtown),             4             1,210,000      7,989,641        0        46,248     1,210,000      8,035,889
   CO
Denver (South), CO             3             1,105,000      7,714,756        0       360,531     1,105,000      8,075,287
East Lansing, MI               2               385,000      3,830,424        0        52,453       385,000      3,882,877
Eden Prairie, MN                             1,240,000      9,248,876        0         6,737     1,240,000      9,255,613
Fort Wayne, IN                                 751,650      3,998,805        0             0       751,650      3,998,805
Fremont, CA                    3             1,000,000      4,675,247        0       124,111     1,000,000      4,799,358
Grand Rapids, MI               2               770,000      6,432,820        0        36,806       770,000      6,469,626
Harrisburg, PA                 1               770,000      5,662,329        0       121,318       770,000      5,783,647
Indianapolis, IN                               789,150      4,195,834        0             0       789,150      4,195,834
Lexington, KY                                1,069,350      5,694,871        0             0     1,069,350      5,694,871
Louisville, KY                               1,509,600      8,028,532        0             0     1,509,600      8,028,532
Mountain View                  3             3,700,000     12,283,463        0       129,910     3,700,000     12,413,373
  (Palo Alto), CA
Ontario, CA                                  1,876,650      9,963,981        0             0     1,876,650      9,963,981
Portland, ME                                   520,000      4,996,765        0           300       520,000      4,997,065
Richmond, VA                   3               600,000      5,154,740        0        65,172       600,000      5,219,912
San Jose, CA                   3             1,350,000      5,808,270        0       105,994     1,350,000      5,914,264
San Mateo, CA                                4,600,000     15,148,774        0        55,320     4,600,000     15,204,094
Shelton, CT                                  1,560,000      8,143,530        0             0     1,560,000      8,143,530
Silicon Valley I, CA           4             6,330,000     23,232,485        0        68,090     6,330,000     23,300,575
Silicon Valley II, CA          2             5,450,000     25,292,711        0        79,559     5,450,000     25,372,270
Troy (Central), MI             3             1,290,000      4,891,360        0       274,779     1,290,000      5,166,139
Troy (Southeast), MI           3               760,000      7,245,716        0       226,060       760,000      7,471,776
Wichita East, KA               4               525,000      3,429,683        0        48,436       525,000      3,478,119
Windsor, CT                    3             1,150,000      4,712,293        0       216,999     1,150,000      4,929,292
Winston-Salem, NC                              874,500      4,647,510        0             0       874,500      4,647,510



                                                                                                        Life Upon
                                                                                                          Whick
                                                                                                     Depreciation In
                                            Accumulated         Net         Date of      Date of       Statement Is
                                   Total    Depreciation     Book Value  Construction  Acquisition       Computed
                                   -----    ------------     ----------  ------------  -----------       --------

Residence Inn:

Addison, TX                    $ 12,913,050   $   223,171   $ 12,689,879     1996            1997            40
Altamonte Springs,                8,414,960             0      8,414,960       19            1997            40
   FL
Arlington, TX                     9,292,997       157,802      9,135,195     1995            1997            40
Atlanta (Downtown),              16,480,448       435,614     16,044,834     1996            1996            40
   GA
Binghamton, NY                    6,138,212       452,448      5,685,764     1987            1994            40
Cherry Hill, NJ                   9,227,301       314,386      8,912,915     1989            1996            40
Columbus East, OH                 4,586,406             0      4,586,406       19            1997            40
Denver (Downtown),                9,245,889       234,204      9,011,685     1982            1996            40
   CO
Denver (South), CO                9,180,287       524,986      8,655,301     1981            1995            40
East Lansing, MI                  4,267,877       110,156      4,157,721     1984            1996            40
Eden Prairie, MN                 10,495,613       173,343     10,322,270     1985            1997            40
Fort Wayne, IN                    4,750,455             0      4,750,455       19            1997            40
Fremont, CA                       5,799,358       291,722      5,507,636     1985            1995            40
Grand Rapids, MI                  7,239,626       187,548      7,052,078     1984            1996            40
Harrisburg, PA                    6,553,647       220,014      6,333,633     1988            1996            40
Indianapolis, IN                  4,984,984             0      4,984,984       19            1997            40
Lexington, KY                     6,764,221             0      6,764,221       19            1997            40
Louisville, KY                    9,538,132             0      9,538,132       19            1997            40
Mountain View                    16,113,373       721,546     15,391,827     1985            1995            40
  (Palo Alto), CA
Ontario, CA                      11,840,631             0     11,840,631       19            1997            40
Portland, ME                      5,517,065       145,678      5,371,387     1996            1996            40
Richmond, VA                      5,819,912       302,019      5,517,893     1986            1995            40
San Jose, CA                      7,264,264       349,238      6,915,026     1986            1995            40
San Mateo, CA                    19,804,094       444,023     19,360,071     1985            1996            40
Shelton, CT                       9,703,530        33,931      9,669,599       19            1997            40
Silicon Valley I, CA             29,630,575       679,229     28,951,346     1983            1996            40
Silicon Valley II, CA            30,822,270       738,437     30,083,833     1985            1996            40
Troy (Central), MI                6,456,139       341,858      6,114,281     1986            1995            40
Troy (Southeast), MI              8,231,776       455,799      7,775,977     1985            1995            40
Wichita East, KA                  4,003,119       103,444      3,899,675     1981            1996            40
Windsor, CT                       6,079,292       311,329      5,767,963     1986            1995            40
Winston-Salem, NC                 5,522,010             0      5,522,010       19            1997            40

                                       42

                                                                         Cost Capitalized
                                                                           Subsequent to         Gross Amounts of Which
                                                    Initial Cost            Acquisition         Carried at Close of Period
                                              -----------------------   ---------------------   --------------------------
                                                        Buildings and           Buildings and               Buildings and
    Description         Encumbrances          Land       Improvement    Land     Improvement      Land        Improvement
    -----------         ------------          ----       -----------    ----     -----------      ----        -----------

Summerfield Suites:
Addison, TX                     5            1,470,000     11,918,869        0             0     1,470,000     11,918,869
Belmont, CA                     5            2,900,000     16,318,056        0             0     2,900,000     16,318,056
El Segundo                      5            1,970,000     11,395,769        0             0     1,970,000     11,395,769
Las Colinas, TX                 5            2,263,000     15,581,927        0             0     2,263,000     15,581,927
Mount Laurel, NJ                5              400,000     11,200,995        0             0       400,000     11,200,995
West Hollywood, CA              5              969,000     12,689,650        0             0       969,000     12,689,650

Hampton Inn:
Albany/Latham, NY               1              850,000      7,974,632        0       214,735       850,000      8,189,367
Germantown, MD                  1              920,000      4,811,562        0     1,928,131       920,000      6,739,693
Islandia (Long Island),         4              920,000      4,854,980        0       122,910       920,000      4,977,890
  NY
Lombard, IL                     1              600,000      6,602,047        0             0       600,000      6,602,047
Naples, FL                      4              690,000      4,782,493        0       266,682       690,000      5,049,175
Norcross, GA                                 1,200,000      7,711,883        0         9,267     1,200,000      7,721,150
Schaumburg, IL                  1              572,000      4,211,770        0             0       572,000      4,211,770
Tallahassee, FL                 4              500,000      4,242,469        0        14,171       500,000      4,256,640
West Palm Beach, FL             2                    0      3,936,536        0       510,751             0      4,447,287
Westchester, IL                 1              572,000      4,640,531        0             0       572,000      4,640,531
Willow Grove                    1            1,110,000      8,375,236        0        41,856     1,110,000      8,417,092
   (Philadelphia), PA
Woburn, MA                      1                    0      2,645,776        0     2,824,385             0      5,470,161

Sierra and Sunrise
Suites:
Atlanta, GA                     5              985,000      3,518,144        0             0       985,000      3,518,144
Phoenix, AZ                     5            1,288,000      5,149,588        0             0     1,288,000      5,149,588
Tinton Falls, NJ                5              750,000      4,625,441        0             0       750,000      4,625,441

Comfort Inn:
Allentown, PA                   1              715,000      6,045,158        0       128,662       715,000      6,173,820

Holiday Inn Express:
Lexington, MA                   1              875,000      5,434,073        0     2,691,545       875,000      8,125,618

Sheraton Inn:
Fort Lauderdale, FL             1                    0      7,779,311        0       270,187             0      8,049,498

Vacant land                                    618,883              0        0             0       618,883              0
Corporate                                            0              0        0        31,547             0         31,547
                                           -----------   ------------   ------   -----------   -----------   ------------

                                           $71,507,883   $438,382,596   $    0   $11,430,642   $71,507,883   $449,813,238
                                           -----------   ------------   ------   -----------   -----------   ------------

                                                                                                        Life Upon
                                                                                                          Whick
                                                                                                     Depreciation In
                                            Accumulated         Net         Date of      Date of       Statement Is
                                   Total    Depreciation     Book Value  Construction  Acquisition       Computed
                                   -----    ------------     ----------  ------------  -----------       --------

Summerfield Suites:
Addison, TX                      13,388,869       148,270     13,240,599     1996            1997            40
Belmont, CA                      19,218,056       203,369     19,014,687     1995            1997            40
El Segundo                       13,365,769       141,796     13,223,973     1995            1997            40
Las Colinas, TX                  17,844,927       194,312     17,650,615     1996            1997            40
Mount Laurel, NJ                 11,600,995       139,683     11,461,312     1996            1997            40
West Hollywood, CA               13,658,650       157,874     13,500,776     1993            1997            40

Hampton Inn:
Albany/Latham, NY                 9,039,367       722,011      8,317,356     1990            1994            40
Germantown, MD                    7,659,693       986,474      6,673,219     1987            1995            40
Islandia (Long Island),           5,897,890       561,776      5,336,114     1988            1992            40
  NY
Lombard, IL                       7,202,047        82,017      7,120,030     1987            1997            40
Naples, FL                        5,739,175       486,893      5,252,282     1990            1990            40
Norcross, GA                      8,921,150       226,336      8,694,814     1996            1996            40
Schaumburg, IL                    4,783,770        52,249      4,731,521     1986            1997            40
Tallahassee, FL                   4,756,640       293,213      4,463,427     1993            1995            40
West Palm Beach, FL               4,447,287     1,263,737      3,183,550     1986            1986            40
Westchester, IL                   5,212,531        57,602      5,154,929     1988            1997            40
Willow Grove                      9,527,092     1,163,063      8,364,029     1991            1991            40
   (Philadelphia), PA
Woburn, MA                        5,470,161       445,893      5,024,268     1981            1996            40

Sierra and Sunrise
Suites:
Atlanta, GA                       4,503,144        43,446      4,459,698     1996            1997            40
Phoenix, AZ                       6,437,588        63,713      6,373,875     1997            1997            40
Tinton Falls, NJ                  5,375,441        57,571      5,317,870     1993            1997            40

Comfort Inn:
Allentown, PA                     6,888,820       449,792      6,439,028     1989            1995            40

Holiday Inn Express:
Lexington, MA                     9,000,618       564,787      8,435,831     1971            1996            40

Sheraton Inn:
Fort Lauderdale, FL               8,049,498     1,806,436      6,243,062     1988            1988            40

Vacant land                         618,883             0        618,883   N/A               1997            N/A
Corporate                            31,547         1,164         30,383                                     40
                               ------------   -----------   ------------

                               $521,321,121   $18,265,402   $503,055,719
                               ------------   -----------   ------------

Notes to Schedule 3 - Real Estate and Accumulated Depreciation



1.  Collateral for the $190 million Line of Credit.
2.  Collateral for various mortgage notes.
3.  Collateral for the $30 million First Term Loan.
4.  Collateral for the$42 million Second Term Loan.
5.  Collateral for the Interim Loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 1998.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 1998.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

         The following Financial Statements are included in this report on the pages indicated.

                          INDEX TO FINANCIAL STATEMENTS

JF HOTEL, INC., JF HOTEL II, INC. AND JF HOTEL III, INC.

     Report of Independent Accountants...........................................................................32

     Combined Balance Sheets at December 31, 1997 and 1996 ......................................................33

     Combined Statements of Income for the years ended
       December 31, 1997, 1996 and 1995 .........................................................................34

     Combined Statement of Shareholders' Equity for the years
       ended December 31, 1997, 1996 and 1995....................................................................35

     Combined Statement of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995..........................................................................36

     Notes to Combined Financial Statements......................................................................37

FINANCIAL STATEMENT SCHEDULES

     Report of Independent Accountants...........................................................................41

     Schedule 3 - Real Estate and Accumulated Depreciation
       at December 31, 1997......................................................................................42

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, the information referred to in Items 1,5, 6 and 7, and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1997 Annual Report to Shareholders of Innkeepers USA Trust and incorporated by reference into this Form 10-K Annual Report, the 1997 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

(b)      REPORTS ON FORM 8-K

         None.

(c)      EXHIBITS

LIST OF EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

 3.1              Amended and Restated Declaration of Trust of the Registrant (previously filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form S-11, Registration
                  No. 33-81362 and incorporated herein by reference).

 3.2              Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company's
                  Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

 4.1              Form of Common Share Certificate (previously filed as Exhibit 4.1 to the
                  Company's Registration Statement on Form S-11, Registration No. 33-81362 and
                  incorporated herein by reference).

10.1              Second Amended and Restated Agreement of Limited Partnership of Innkeepers
                  USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1996).

10.2              Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company's
                  Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.3              Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit
                  10.12 to the Company's Registration Statement on Form S-11, Registration No. 33-
                  81362 and incorporated herein by reference).

10.4              Innkeepers USA Trust 1994 Share Incentive Plan.

10.5              Innkeepers USA Trust Non-Employee Trustees' Share Option Plan.

10.6              Form of Employment Agreement (previously filed as Exhibit 10.16 to the
                  Company's Registration Statement on Form S-11, Registration
                  No. 33-81362 and incorporated herein by reference).

10.7              Form of Exclusive Hotel Development Agreement and Covenant Not to Compete
                  (previously filed as Exhibit 10.17 to the Company's Registration Statement on
                  Form S-11, Registration No. 33-81362 and incorporated herein by reference).

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

10.8              Percentage Lease Agreement between Innkeepers USA Limited Partnership and JF
                  Hotel, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as
                  Exhibit 10.4 to the Company's registration statement on Form S-11, Registration
                  No. 33-95622 and incorporated herein by reference).

10.9              Consolidated Percentage Lease Agreement between Innkeepers USA Limited
                  Partnership and JF Hotel, Inc. for certain hotels (previously filed as Exhibit 10.5 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.10             Credit Agreement, dated as of February 17, 1998, among Innkeepers USA Trust,
                  Innkeepers USA Limited Partnership, Nationsbanc, N.A., Nomura Asset Capital
                  Corporation and the lenders named therein.

10.11             Employment Agreement between David Bulger and the Company (previously filed as Exhibit 10.10 to the Company's registration statement on Form S-11,
                  Registration No. 33-95622 and incorporated herein by reference).

10.12             Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven
                  DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company's Form 8-K filed on November 22, 1996 and incorporated herein by reference).

10.13             Form of Contribution Agreement between a partnership subsidiary of Innkeepers
                  USA Trust and a Summerfield partnership (previously filed as Exhibit 10.1 to the
                  Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.14             Form of percentage lease agreement for Summerfield acquisition hotels (previously filed as Exhibit 10.2 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.15             Agreement on Franchise-Related matters between the Innkeepers acquisition partnership, Innkeepers USA Limited Partnership and Summerfield Suites
                  Management Company, L.P., dated as of June 20, 1997 (previously filed as
                  Exhibit 10.3 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.16             Lease Master Agreement between the Innkeepers acquisition partnerships,
                  Innkeepers USA Limited Partnership and Summerfield Suites Lease Company,
                  L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.4 to the Company's
                  Form 8-K filed on July 18, 1997 and incorporated herein by reference).

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

10.17             Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers
                  USA Limited Partnership, the Summerfield Contributing partnerships, and the beneficial holders of Summerfield Units, dated June 20, 1997 (previously filed as
                  Exhibit 10.5 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.18             Redemption and Registration Rights Agreement between Innkeepers USA Trust,
                  Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships
                  and the beneficial holders or the Summerfield Units dated as of June 20, 1997
                  (previously filed as Exhibit 10.6 to the Company's Form 8-K filed on July 18,
                  1997 and incorporated herein by reference).

13.1              1997 Annual Report to Shareholders.

21.1              List of Subsidiaries of the Registrant.

23.1              Consent of Coopers & Lybrand L.L.P.

27                Financial Data Schedule (SEC use only)

(d)               FINANCIAL STATEMENT SCHEDULES

                  Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNKEEPERS USA TRUST



March 26, 1998                          /s/ Jeffrey H. Fisher
                                        ----------------------------------------
                                        Chairman of the Board and President



March 26, 1998                          /s/ David Bulger
                                        ----------------------------------------
                                        Treasurer
                                        (Principal Financial Officer)



March 26, 1998                          /s/ Gregory M. Fay
                                        ----------------------------------------
                                        Vice-President of Accounting
                                        (Principal Accounting Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                   TITLE                               DATE
               ---------                                   -----                               ----


   /s/ Jeffrey H. Fisher                    Chairman of the Board and                     March 26, 1998
--------------------------------------      President (Principal
           Jeffrey  H. Fisher               Executive Officer)


 /s/ Miles Berger                           Trustee                                       March 26, 1998
---------------------------------------
              Miles Berger

 /s/ C. Gerald Goldsmith                    Trustee                                       March 24, 1998
---------------------------------------
           C. Gerald Goldsmith

 /s/ Bruce Zenkel                           Trustee                                       March 25, 1998
---------------------------------------
              Bruce Zenkel

 /s/ Jack P. DeBoer                         Trustee                                       March 26, 1998
---------------------------------------
             Jack P. DeBoer

                                            Trustee                                       March ___, 1998
---------------------------------------
             Thomas Crocker

 /s/ David Bulger                           Treasurer                                     March 26, 1998
---------------------------------------     (Principal Financial Officer)
            David Bulger


 /s/ Gregory M. Fay                         Vice President of                             March 26, 1998
-------------------------------------       Accounting (Principal
            Gregory M. Fay                  Accounting Officer)



/s/ Rolf E. Ruhfus                           Trustee                                       March 30, 1998
-------------------------------------
           Rolf E. Ruhfus

LIST OF EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

 3.1              Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-11,
                  Registration No. 33-81362 and incorporated herein by reference).

 3.2              Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company's
                  Registration Statement on Form S-11, Registration No. 33-81362
                  and incorporated herein by reference).

 4.1              Form of Common Share Certificate (previously filed as Exhibit 4.1 to the
                  Company's Registration Statement on Form S-11, Registration No. 33-81362
                  and incorporated herein by reference).

10.1              Second Amended and Restated Agreement of Limited Partnership of Innkeepers
                  USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1996).

10.2              Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company's
                  Registration Statement on Form S-11, Registration No. 33-81362 and
                  incorporated herein by reference).

10.3              Form of Right of First Refusal and Option to Purchase (previously filed as
                  Exhibit 10.12 to the Company's Registration Statement on Form S-11,
                  Registration No. 33-81362 and incorporated herein by reference).

10.4              Innkeepers USA Trust 1994 Share Incentive Plan.

10.5              Innkeepers USA Trust Non-Employee Trustees' Share Option Plan.

10.6              Form of Employment Agreement (previously filed as Exhibit 10.16 to the
                  Company's Registration Statement on Form S-11, Registration No. 33-81362
                  and incorporated herein by reference).

10.7              Form of Exclusive Hotel Development Agreement and Covenant Not to
                  Compete (previously filed as Exhibit 10.17 to the Company's Registration
                  Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

10.8              Percentage Lease Agreement between Innkeepers USA Limited Partnership and
                  JF Hotel, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company's registration statement on Form S-11,
                  Registration No. 33-95622 and incorporated herein by reference).

10.9              Consolidated Percentage Lease Agreement between Innkeepers USA Limited
                  Partnership and JF Hotel, Inc. for certain hotels (previously filed as
                  Exhibit 10.5 to the Company's registration statement on Form S-11,
                  Registration No. 33-95622 and incorporated herein by reference).

10.10             Credit Agreement, dated as of February 17, 1998, among Innkeepers USA
                  Trust, Innkeepers USA Limited Partnership, Nationsbanc, N.A., Nomura Asset
                  Capital Corporation and the lenders named therein.

10.11             Employment Agreement between David Bulger and the Company (previously filed as Exhibit 10.10 to the Company's registration statement on Form S-11,
                  Registration No. 33-95622 and incorporated herein by reference).

10.12             Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven
                  DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company's Form 8-
                  K filed on November 22, 1996 and incorporated herein by reference).

10.13             Form of Contribution Agreement between a partnership subsidiary of
                  Innkeepers USA Trust and a Summerfield partnership (previously filed as
                  Exhibit 10.1 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.14             Form of percentage lease agreement for Summerfield acquisition hotels
                  (previously filed as Exhibit 10.2 to the Company's Form 8-K filed on July 18,
                  1997 and incorporated herein by reference).

10.15             Agreement on Franchise-Related matters between the Innkeepers acquisition partnership, Innkeepers USA Limited Partnership and Summerfield Suites
                  Management Company, L.P., dated as of June 20, 1997 (previously filed as
                  Exhibit 10.3 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.16             Lease Master Agreement between the Innkeepers acquisition partnerships,
                  Innkeepers USA Limited Partnership and Summerfield Suites Lease Company,
                  L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.4 to the

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

                  Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.17             Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers
                  USA Limited Partnership, the Summerfield Contributing partnerships, and the beneficial holders of Summerfield Units, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.18             Redemption and Registration Rights Agreement between Innkeepers USA Trust,
                  Innkeepers USA Limited Partnership, the Summerfield Contributing
                  Partnerships and the beneficial holders or the Summerfield Units dated as of
                  June 20, 1997 (previously filed as Exhibit 10.6 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

13.1              1997 Annual Report to Shareholders.

21.1              List of Subsidiaries of the Registrant.

23.1              Consent of Coopers & Lybrand L.L.P.

27                Financial Data Schedule (SEC use only)