Form 10-Q
period 1998-03-31
INNKEEPERS USA TRUST/FL
filed 1998-05-15
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


                      X   Yes                 No
                    -----               -----
The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 1998 was 33,114,422.

                              INNKEEPERS USA TRUST

                                      INDEX



                                                                           Page Number
                                                                           -----------
PART I.     Financial Information

Item 1.     Financial Statements

            INNKEEPERS USA TRUST
            Consolidated Balance Sheets at
              March 31, 1998 (unaudited) and December 31, 1997                  1

            Consolidated Statements of Income for the
              three months ended March 31, 1998 and 1997 (unaudited)            2

            Consolidated Statements of Cash Flows for the three months
              ended March 31, 1998 and 1997 (unaudited)                         3

            Notes to Consolidated Financial Statements                          4

            JF HOTEL
            Combined Balance Sheets at March 31, 1998
            (unaudited) and December 31, 1997                                  11

            Combined Statements of Income for the
              three months ended March 31, 1998 and 1997 (unaudited)           12

            Combined Statements of Cash Flows for
              the three months ended March 31, 1998 and 1997
              (unaudited)                                                      13

            Notes to Combined Financial Statements                             14

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk        23






                                                                           Page Number
                                                                           -----------
PART II.     Other Information


Item 6.      Exhibits and Reports on Form 8-K                                  24

             Signature                                                         25


                              INNKEEPERS USA TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                            March 31, 1998   December 31, 1997
                                                            --------------   -----------------
                                                              (Unaudited)
                                               ASSETS
Investment in hotel properties:
   Land and improvements                                      $  86,338         $ 71,508
   Buildings and improvements                                   530,649          449,813
   Furniture and equipment                                       72,357           63,439
   Renovations in process                                        12,916           14,837
   Hotels under development                                       3,372            1,911
                                                              ---------         --------
                                                                705,632          601,508

   Accumulated depreciation                                    (43,306)          (35,865)
                                                              ---------         ---------
   Net investment in hotel properties                           662,326          565,643

Cash and cash equivalents                                         5,642            4,228
Restricted cash and cash equivalents                              6,782            6,748
Due from Lessees                                                 11,313            4,417
Deferred expenses, net                                            4,748            5,235
Deposits under purchase agreements                                  250            5,050
Other assets                                                      1,072            1,286
                                                              ---------         --------

          Total assets                                        $ 692,133         $592,607
                                                              =========         ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                $ 265,119         $160,455
Accounts payable and other accrued expenses                       4,878            4,461
Distributions payable                                            11,243           10,501
Minority interest in Partnership                                 70,931           74,552
                                                              ---------         --------
          Total liabilities                                     352,171          249,969
                                                              ---------         --------
Commitments and contingencies (Note 4)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, no shares issued or outstanding
   Common Shares, $.01 par value, 100,000,000 shares
      authorized, 33,113,211 and 32,848,608 shares
      issued and outstanding at March 31, 1998 and
      December 31, 1997, respectively                               331              328
   Additional paid-in capital                                   359,375          355,828
   Unearned compensation                                         (2,124)          (1,812)
   Distributions in excess of net earnings                      (17,620)         (11,706)
                                                              ---------         --------
          Total shareholders' equity                            339,962          342,638
                                                              ---------         --------
          Total liabilities and shareholders' equity          $ 692,133         $592,607
                                                              =========         ========


        The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                       Three Months Ended
                                                             March 31,
                                                  ---------------------------
                                                      1998            1997
                                                      ----            ----
                                                  (Unaudited)      (Unaudited)
Revenue:
   Percentage Lease revenue                        $ 23,680         $ 12,380
   Other revenue                                        176              345
                                                   --------         --------
      Total revenue                                  23,856           12,725
                                                   --------         --------

Expenses:
   Depreciation                                       7,441            3,217
   Amortization of franchise costs                       18               17
   Ground rent                                          112               88
   Interest expense                                   4,805            1,997
   Amortization of loan origination fees                268              256
   Real estate and personal
      property taxes and property insurance           2,355            1,129
   General and administrative                         1,126              430
   Amortization of unearned compensation                149               10
                                                   --------         --------
          Total expenses                             16,274            7,144
                                                   --------         --------


Income before minority interest
   and extraordinary loss                             7,582            5,581
Minority interest, common                              (292)            (234)
Minority interest, preferred                         (1,173)          (1,117)
Extraordinary loss                                   (2,760)
                                                   --------         --------
Net income                                         $  3,357         $  4,230
                                                   ========         ========
Basic earnings per share before
   extraordinary loss                              $   0.19         $   0.19
Basic earnings per share                               0.10             0.19
Diluted earnings per share before
   extraordinary loss                                  0.18             0.19
Diluted earnings per share                             0.10             0.19




        The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands, except supplemental non-cash financing activities)



                                                                            Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                          1998            1997
                                                                          ----            ----
                                                                      (Unaudited)      (Unaudited)

Cash flows from operating activities:
     Net income                                                        $   3,357        $   4,230
     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                                    7,876            3,500
          Minority interest, common and preferred                          1,465            1,351
          Extraordinary loss                                               2,760
     Changes in operating assets and liabilities:
          Due from Lessees                                                (6,896)          (3,227)
          Deferred expenses, net                                                           (1,087)
          Other assets                                                       214               10
          Accounts payable and other accrued expenses                        417              101
                                                                       ---------        ---------
              Net cash provided by operating activities                    9,193            4,878
                                                                       ---------        ---------


Cash flows from investing activities:
     Investment in hotel properties                                      (99,133)         (34,600)
     Net deposits into restricted cash accounts                              (34)          (4,300)
     Payments for franchise fees                                             (27)
     Deposits under purchase agreements                                     (250)
                                                                       ---------        ---------

             Net cash used in investing activities                       (99,444)         (38,900)
                                                                       ---------        ---------

Cash flows from financing activities:
    Proceeds from long-term debt                                         268,330            5,120
    Payments on long-term debt                                          (163,666)             (26)
    Dividend reinvestment plan and shelf registration costs paid             (24)            (121)
    Distributions paid to Unit holders                                    (1,961)            (195)
    Distributions paid to common shareholders                             (8,541)          (5,022)
    Loan origination fees and costs paid                                  (2,473)            (420)
                                                                       ---------        ---------

             Net cash provided (used) by financing activities             91,665             (664)
                                                                       ---------        ---------

Net increase (decrease) in cash and cash equivalents                       1,414          (34,686)

Cash and cash equivalents at beginning of period                           4,228           40,339
                                                                       ---------        ---------


Cash and cash equivalents at end of period                             $   5,642        $   5,653
                                                                       =========        =========

Supplemental cash flow information:
  Interest paid                                                        $   4,936        $   1,726
                                                                       =========        =========



Supplemental non-cash financing activities:

  The Company issued 369,816 Common Units with a deemed value at the time of issuance of $4,920,000 for the acquisition of two hotel properties during the three months ended March 31, 1997.

       The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       ORGANIZATION AND RECENT DEVELOPMENTS

         ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which commenced operations on September 30, 1994. At March 31, 1998, Innkeepers owned interests in 62 hotels with an aggregate of 7,439 rooms (the "Hotels") through its 82.7% interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 38 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, 6 Summerfield Suites hotels, 2 Sierra Suites hotels, 1 Comfort Inn hotel, 1 Sheraton Inn hotel, 1 Holiday Inn Express hotel and 1 Sunrise Suites hotel. The Hotels are located in 24 states, with ten hotels located in California.

         The Company leases 53 of the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "JF Lessee") and nine of the Hotels to affiliates of Summerfield Hotel Corporation (the "Summerfield Lessee" and collectively with the JF Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). Two officers of the Company are the shareholders of the JF Lessee. A trustee of the Company is a principal owner of the Summerfield Lessee.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the JF Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.       ORGANIZATION AND RECENT DEVELOPMENTS, CONTINUED

         RECENT DEVELOPMENTS

         On January 11, 1998, the Company purchased a 120-room Residence Inn by Marriott hotel located in Bothell (Seattle Northeast), Washington for a cash price of $11,750,000. The purchase price was funded through its line of credit in place at that time (the "Previous Line of Credit").

         On January 14, 1998, the Company purchased five Residence Inn by Marriott hotels located in Lynnwood (Seattle North), Washington; Vancouver (Portland North), Washington; Bellevue (Seattle East), Washington; Lake Oswego (Portland South), Oregon; and, Tukwila (Seattle South), Washington, with an aggregate of 616 rooms for a purchase price of approximately $83,000,000. The purchase price was funded through the Previous Line of Credit and the assumption of a $59,320,000 loan.

         On April 24, 1998 the Company entered into an agreement to acquire a portfolio of six newly constructed Residence Inn by Marriott hotels from an affiliate of Marriott International, Inc. ("Marriott") for approximately $89.1 million in cash and common units of limited partnership interest in the Partnership ("Common Units"). The Company will acquire each hotel within 90 days of opening which is expected to occur between May and December 1998. The hotels are located in San Jose, California; Gaithersburg, Maryland; Chicago/O'Hare, Illinois; Richmond, Virginia; Detroit/Livonia, Michigan; and Atlanta, Georgia. The Company intends to utilize its New Line of Credit (defined below) to fund the cash portion of the purchase price of approximately $75.7 million and to issue Common Units for the balance of the purchase price of approximately $13.4 million.

         On May 12, 1998, the Company priced a 4,200,000 convertible preferred share offering, which is expected to close on May 18, 1998. The offering price was $25 per share resulting in gross proceeds of $105,000,000.

2.       LONG-TERM DEBT

         On February 19, 1998, the Company obtained a new line of credit (the "New Line of Credit"). The New Line of Credit is uncollateralized and has a maximum borrowing amount of $250,000,000. The interest rate on the New Line of Credit is LIBOR plus 122.5 to 162.5 basis points. The Company utilized the New Line of Credit to repay the $59,320,000 loan which was assumed as described under "Recent Developments" above. Upon closing of the New Line of Credit, the Previous Line of Credit was extinguished. The Company was amortizing loan origination fees and costs incurred in connection with

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.       LONG-TERM DEBT, CONTINUED

         the Previous Line of Credit over its original three-year term. When the Previous Line of Credit was extinguished and replaced with the New Line of Credit, those loan origination fees and costs were expensed immediately and recognized as an extraordinary loss of approximately $2,760,000 in February 1998.

         On February 19, 1998, the Company refinanced $40,000,000 of borrowings outstanding under the Previous Line of Credit with a new term loan (the "Third Term Loan"). The terms of the Third Term Loan are similar to the Company's other two term loans (the "First and Second Term Loans"), except that the interest rate is fixed at 7.02%. At February 19, 1998, 28 of the Company's hotel properties collateralize its long-term debt.

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997:


                                                                  1998          1997
         -------------------------------------------------------------------------------
         Numerator for basic and diluted earnings per share:
              Net income before extraordinary loss            $ 6,117,000   $ 4,230,000
              Net income                                        3,357,000     4,230,000

         Denominator:
              Denominator for basic
                  earnings per share -
                  weighted average shares                      32,858,291    22,310,651
              Effect of dilutive securities:
                  Stock options                                   316,661       168,689
                  Restricted shares                                20,325         5,493
                                                              -----------   -----------

              Denominator for diluted
                  earnings per share -
                  adjusted weighted
                  average shares                               33,195,277    22,484,833
                                                              ===========   ===========

         Basic earnings per share before
              extraordinary loss                              $      0.19   $      0.19
         Basic earnings per share                                    0.10          0.19

         Diluted earnings per share before
              extraordinary loss                                     0.18          0.19
         Diluted earnings per share                                  0.10          0.19


                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       COMMITMENTS AND CONTINGENCIES

         Pursuant to the partnership agreement, limited partners who hold Common Units have redemption rights ("Redemption Rights") which enable them to redeem their Common Units for cash or, at Innkeeper's option, common shares on a one-for-one basis. The Redemption Rights become (or became) effective as follows (without regard to redemptions which may have previously occurred):



                                  Number of                   Effective
                                 Common Units                   Date
                                 ------------             -------------------
                                   654,906                 September 30, 1995
                                    45,488                 July 31, 1997
                                    91,991                 October 7, 1997
                                   119,474                 November 1, 1997
                                 1,572,861                 June 20, 1998
                                   365,086                 June 20, 1999
                                 ---------
                                 2,849,806
                                 =========


         Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem their Preferred Units for cash or, at Innkeeper's option, common shares on a one-for-one basis at any time after November 1, 1998. The aggregate number of Preferred Units outstanding was 4,063,329 at March 31, 1998.

         The current quarterly preferred distribution rate is $0.28875 for each Preferred Unit ($1.155 on an annualized basis). The Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed.

         The Hotels are operated under franchise or management agreements with the Lessees as Residence Inn by Marriott, Summerfield Suites, Sierra Suites, Sunrise Suites, Hampton Inn, Sheraton Inn, Holiday Inn Express or Comfort Inn hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the JF Lessee. For hotels which do not require a franchise transfer fee, the Company has advanced to the JF Lessee the working capital deposit required under the JF Lessee's management agreements

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





    4.   COMMITMENTS AND CONTINGENCIES, CONTINUED

         with Residence Inn by Marriott. The franchise and management agreements require the Lessees to pay fees based on a percentage of hotel revenue. The Company has guaranteed certain of the JF Lessee's obligations under the franchise licenses and the Marriott management agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

         The Company has a Sierra Suites hotel in Westborough, Massachusetts under development, which is expected to be completed in the second quarter of 1998. The Company has committed to fund the development costs of this hotel. An affiliate of Summerfield, which has been engaged to develop the hotel, has guaranteed that the Company's development costs will not exceed approximately $7,900,000.

         Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance at the Hotels. Additionally, the Company must make available to the Lessees on a monthly basis an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment at the Hotels. The Second Term Loan requires that the Company make available for such purposes, at the eight Hotels collateralizing that loan, an additional 1.0% (for a total of 5.0%) of room revenues from such Hotels.

         The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness (the "Debt Limitation"). The Company's consolidated indebtedness was approximately $265,119,000, or 37.6% of its investment in hotels, at cost, at March 31, 1998.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





5.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma statements of income of the Company are presented as if the acquisition of the Hotels and the equity offerings in 1996 and 1997 had occurred at the beginning of the periods presented and all of the Hotels had been leased to the Lessees pursuant to Percentage Leases throughout the periods presented. Such pro forma information is based in part on the consolidated statements of income of the Company and the JF Lessee. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                         Three Months Ended
                                                              March 31,
                                                     -----------------------
                                                         1998          1997
                                                         ----          ----
Revenue:
   Percentage Lease revenue                           $ 23,900        $21,084
   Other revenue                                           176            345
                                                      --------        -------
         Total revenue                                  24,076         21,429
                                                      --------        -------

Expenses:
   Depreciation                                          7,441           6,654
   Amortization of franchise costs                          23              27
   Ground rent                                             112              88
   Interest expense                                      5,037           4,977
   Amortization of loan origination fees                   268             383
   Real estate and personal property taxes
     and property insurance                              2,383           1,983
   General and administrative                            1,126             785
   Amortization of unearned compensation                   149              10
                                                      --------        --------
         Total expenses                                 16,539          14,907
                                                      --------        --------

Income before minority interest and
   extraordinary loss                                    7,537           6,522
Minority interest, common                                 (285)           (427)
Minority interest, preferred                            (1,173)         (1,117)
                                                      --------        --------
         Net income before extraordinary loss         $  6,079        $  4,978
                                                      ========        ========
Diluted earnings per share                            $   0.18        $   0.15

                                    JF HOTEL
                             COMBINED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                         March 31, 1998     December 31, 1997
                                                         --------------     -----------------
                                                          (Unaudited)
                                               ASSETS
Current assets:
  Cash and cash equivalents                                  $16,090           $ 7,863
  Marketable securities                                        1,947             1,775
  Accounts receivable, net                                     6,462             3,090
  Inventory                                                       20                23
  Prepaid expenses                                               249               351
                                                             -------           -------
      Total current assets                                    24,768            13,102
Other assets                                                     169               180
                                                             -------           -------
      Total assets                                           $24,937           $13,282
                                                             =======           =======

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 5,406           $ 3,061
  Accrued expenses                                             2,990             2,055
  Payable to Manager                                           2,794             2,025
  Due to Partnership                                           9,805             3,791
                                                             -------           -------
      Total current liabilities                               20,995            10,932
Other long-term liabilities                                      585               585
                                                             -------           -------
      Total liabilities                                       21,580            11,517
                                                             -------           -------
Commitments (Note 2)

Shareholders' equity:
  Common shares, $1 par value, 3,000 shares
     authorized issued and outstanding                             3                 3
  Unrealized gain on marketable securities                       657               562
  Retained earnings                                            2,697             1,200
                                                             -------           -------
      Total shareholders' equity                               3,357             1,765
                                                             -------           -------
      Total liabilities and shareholders' equity             $24,937           $13,282
                                                             =======           =======



          The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                          COMBINED STATEMENTS OF INCOME
                                 (in thousands)



                                                    Three Months Ended
                                                         March 31,
                                               ---------------------------
                                                  1998              1997
                                                  ----              ----
                                              (Unaudited)       (Unaudited)
Gross operating revenue:
  Rooms                                        $ 41,572          $ 25,533
  Food and beverage                                 158               169
  Telephone                                       1,311               964
  Other                                             807               534
                                               --------          --------
               Gross operating revenue           43,848            27,200

Departmental expenses:
  Rooms                                           7,653             4,867
  Food and beverage                                 150               142
  Telephone                                         447               344
  Other                                             347               232
                                               --------          --------
         Total departmental profit               35,251            21,615
                                               --------          --------
Unallocated operating expenses:
  General and administrative                      3,385             1,947
  Franchise fees                                  2,694             1,993
  Advertising and promotions                      1,948               884
  Utilities                                       1,897             1,328
  Repairs and maintenance                         1,830             1,220
  Management fees                                   871               539
                                               --------          --------
         Total unallocated operating
           expenses                              12,625             7,911
                                               --------          --------
         Gross profit                            22,626            13,704

  Insurance                                        (264)             (205)
  Lessee overhead                                  (795)             (623)
  Percentage Lease payments                     (20,070)          (12,380)
                                               --------          --------
         Net income                               1,497               496

Other comprehensive income -
  unrealized gains on marketable
  securities                                         95
                                               --------          --------
         Comprehensive income                  $  1,592          $    496
                                               ========          ========




          The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 Three Months Ended
                                                                        March 31,
                                                               -------------------------
                                                                   1998         1997
                                                                   ----         ----
                                                               (Unaudited)   (Unaudited)
Cash flows from operating activities:
   Net income                                                   $  1,497       $    496
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Depreciation and amortization                                      12             11

   Changes in operating assets and liabilities:
      Accounts receivable                                         (3,372)          (814)
      Inventory                                                        3             58
      Prepaid expenses                                               102             19
      Other assets                                                    (1)            43
      Accounts payable                                             2,345            531
      Accrued expenses                                               935           (216)
      Payable to Manager                                             769          1,828
      Other liabilities                                                            (165)
      Due to Partnership                                           6,014          3,227
                                                                --------       --------
         Net cash provided by operating activities                 8,304          5,018
                                                                --------       --------
Cash flows from investing activities:
   Purchase of equipment                                                             (6)
   Advances from affiliates                                                         387
   Purchase of marketable securities                                 (77)
                                                                --------       --------
         Net cash provided (used) by investing activities            (77)           381
                                                                --------       --------
Net increase in cash and cash equivalents                          8,227          5,399
Cash and cash equivalents at beginning of period                   7,863          5,551
                                                                --------       --------
Cash and cash equivalents at end of period                      $ 16,090       $ 10,950
                                                                ========       ========


          The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         JF Hotel, Inc., JF Hotel II, Inc., JF Hotel III, Inc., JF Hotel IV, Inc., JF Hotel V, Inc., JF Hotel VI, Inc. and Royal Poinciana Management, Inc. (collectively "JF Hotel" or the "JF Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The JF Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at March 31, 1998 leased 53 hotels (the "JF Leased Hotels") from the Company.

         The JF Lessee operates 31 of the JF Leased Hotels, Residence Inn by Marriott, Inc. ("RIBM", a wholly-owned subsidiary of Marriott International, Inc.) operates 20 of the JF Leased Hotels, and an unaffiliated party operates two of the Hotels. The financial statements of the 20 hotels operated by RIBM are maintained on a 52/53 week period basis. The 1997 fiscal first quarter for the RIBM managed hotels ended on March 28, 1997 and the 1998 fiscal first quarter for the RIBM managed hotels ended on March 27, 1998.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto of the Company and the JF Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       COMMITMENTS

         RIBM operates 20 of the Hotels under management agreements with the JF Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements, generally, have an initial term of 13 years and provide for a base fee of 2% of gross revenues at the RIBM managed hotels and an incentive fee which is 50% of available cash flow, as defined. For seven of the JF Leased Hotels, the RIBM Management Agreements provide for an incentive fee of 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The payment of incentive fees is subordinate to the JF Lessee's obligations under the Percentage Leases at the RIBM managed hotels. The RIBM Management Agreements also contain substantial penalties for early termination. Amounts due to RIBM under the RIBM Management Agreements are included in Payable to Manager in the accompanying combined balanced sheets. The right to operate the 20 hotels as Residence Inn by Marriott hotels is contained in the RIBM Management Agreements. In lieu of a franchise fee, the RIBM Management Agreements provide for a system fee of 5% of gross revenues at the RIBM managed hotels. The system fee is included in franchise fees in the accompanying combined statements of income.

3.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. As required by SFAS 130, JF Hotel has implemented this standard in the accompanying financial statements.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto of Innkeepers USA Trust included in its Annual Report on Form 10-K for the year ending December 31, 1997.

GENERAL

For background information relating to the Company and the JF Lessee and the definitions of certain capitalized terms used herein, reference is made to the notes of the Consolidated Financial Statements of Innkeepers USA Trust and the Combined Financial Statements of JF Hotel appearing elsewhere herein, or in the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

The Company acquired the following hotel properties during the three months ended March 31, 1998:


                                       Number of            Date           Purchase
Hotel                                Suites/Rooms         Acquired          Price
-----                                ------------         ---------        --------
Residence Inn-Bothell, WA               120            January 9, 1998     $11,750,000
Residence Inn-Lynnwood, WA              120            January 14, 1998        (a)
Residence Inn-Vancouver, WA             120            January 14, 1998        (a)
Residence Inn-Bellevue, WA              120            January 14, 1998        (a)
Residence Inn-Tukwila, WA               144            January 14, 1998        (a)
Residence Inn-Lake Oswego, OR           112            January 14, 1998        (a)


(a) Aggregate purchase price of $83,000,000

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THE HOTELS

The following chart summarizes information regarding the Hotels at March 31, 1998.


                                               Number of                 Number of
Franchise Affiliation                      Hotel Properties             Rooms/Suites
---------------------                      ----------------             ------------
Upscale extended-stay hotels:
   Residence Inn                                 38                        4,385
   Summerfield Suites                             6                          759*
   Sunrise Suites                                 1                           96
                                               ----                       ------
                                                 45                        5,240
Mid-priced extended-stay hotels:
   Sierra Suites                                  2                          202
                                               ----                       ------

Limited service hotels:
   Hampton Inn                                   12                        1,527
   Comfort Inn                                    1                          127
   Holiday Inn Express                            1                          204
                                               ----                        -----
                                                 14                        1,858
Full service hotels:
   Sheraton Inn                                   1                          139
                                               ----                        -----

  Total                                          62                        7,439
                                               ====                        =====


* contains a total of 1,057 bedrooms

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 61 of the Hotels are presented in the following table. Results were excluded for such comparison for one hotel which was closed for renovation during the first quarter of 1997. Management believes that growth in RevPAR at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessees and third party management and improving industry conditions. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.


                                            Three Months ended
                                                 March 31,                    %
                                          1997              1998           Inc (dec)
                                         -----              ----           ---------
Portfolio (1)
--------------------------------
Average Daily Rate                      $90.15             $ 99.09             9.9
Occupancy                                 77.5%               78.1%             .7
RevPAR                                  $69.89             $ 77.34            10.7

By Type
--------------------------------
Upscale Extended Stay Hotels (2)
   Average Daily Rate                   $95.66             $106.70            11.5
   Occupancy                              82.2%               81.5%            (.9)
   RevPAR                               $78.65             $ 86.90            10.5

Limited Service Hotels (3)
   Average Daily Rate                   $71.26              $76.58             7.5
   Occupancy                              64.9%               68.0%            4.8
   RevPAR                               $46.26              $52.11            12.6


(1) 61 hotels (excludes one hotel closed during the first quarter of 1997 due to renovation)
(2)  45 hotels
(3) 14 hotels (excludes one hotel closed during the first quarter of 1997 due to renovation)

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the Company.

Comparison of the Three Months Ended March 31, 1998 ("1998") to the Three Months Ended March 31"1997) ("1997")

The Company had revenues for 1998 of $23,856,000, consisting of $23,680,000 of Percentage Lease revenue from the Lessees and $176,000 of other revenue, compared with $12,725,000, $12,380,000 and $345,000, respectively, for 1997. The increase in Percentage Lease revenue is due, primarily, to the strong RevPAR growth at the Company's Hotels and the number of hotels owned increasing from 32 at January 1, 1997, to 35 at March 31, 1997, and to 62 at March 31, 1998.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $7,876,000 in the aggregate for 1998 compared with $3,500,000 for 1997. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of the restricted share awards in 1998.

Real estate and personal property taxes and property insurance were $2,355,000 for 1998 compared with $1,129,000 for 1997. This increase was primarily due to the increase in the number of hotels owned as discussed previously and the reassessment of the taxable value of certain Hotels for real estate tax assessment purposes.

Interest expense for 1998 was $4,805,000 compared with $1,997,000 for 1997. Interest expense for 1998 consisted primarily of interest incurred on borrowings outstanding under the Company's Previous Line of Credit, the New Line of Credit, the term loans, and borrowings under various mortgage notes. Interest expense for 1997 consisted primarily of interest incurred on borrowings outstanding under the Previous Line of Credit, one term loan and borrowings under various mortgage notes.

General and administrative expenses for 1998 were $1,126,000 compared with $430,000 for 1997. This increase is due primarily to increases in certain expenses as a result of the increase in the number of hotels owned and the addition of new employees.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net income for 1998 was $3,357,000, or $0.10 per diluted share, compared with $4,230,000, or $0.19 per diluted share, for 1997. This decrease was due to the extraordinary loss related to the extinguishment of the Company's Previous Line of Credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures on its Hotels, and working capital. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its growth objectives primarily by accessing the capital markets, borrowing on its New Line of Credit or other facilities, and exchanging equity for hotel properties.

Cash and cash equivalents at March 31, 1998 were $12,424,000, including approximately $1,535,000 which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment. Additionally, cash and cash equivalents include approximately $5,247,000 that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the three months ended March 31, 1998 and 1997 was $9,193,000 and $4,878,000, respectively.

Net cash used in investing activities was $99,444,000 for the three months ended March 31, 1998. This was comprised primarily of the Company (a) acquiring a Residence Inn by Marriott hotel in Bothell, Washington, for approximately $11,750,000, and (b) acquiring a portfolio of six Residence Inn by Marriott hotels in Washington and Oregon for approximately $83,000,000.

Net cash provided by financing activities was $91,665,000 for the three months ended March 31, 1998, consisting primarily of net proceeds from long-term debt of $104,664,000 and distributions paid of $10,502,000.

The Company pays regular quarterly distributions on its common shares and the current quarterly distribution is $0.28 per share. Quarterly preferred distributions of $0.28875 are payable on each Preferred Unit. On or after November 1, 1998, the holders of the Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its REIT status.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's consolidated indebtedness was 37.6% of its investment in hotels, at cost, at March 31, 1998. At March 31, 1998, the Company had outstanding indebtedness of approximately $265,119,000, of which approximately 49% bore interest at a fixed rate. In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness.

The Company's New Line of Credit bears interest based on the 30-day LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the New Line of Credit. Based on the borrowings outstanding under the New Line of Credit at March 31, 1998, a one percent increase in the LIBOR rate would increase annual interest charges $1,250,000. In March 1998, the Company entered into an interest rate cap agreeement with a notional amount of $125,000,000 and a term of one year. The agreement effectively caps the interest rate on $125,000,000 of borrowings on the New Line of Credit at 7.625%.

The Company, in the future, may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Debt Limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent.

The Company has a shelf registration statement for $250,000,000 of common shares, preferred shares or warrants to purchase shares of the Company. The shelf registration statement was declared effective by the Securities and Exchange Commission on April 11, 1997. The terms and conditions of the securities issued thereunder are determined by the Company based on market conditions at the time of issuance. In July and August of 1997, the Company issued 10,284,000 common shares, raising gross proceeds of $143,976,000 and leaving $106,024,000 available under the shelf registration statement.

On May 12, 1998, the Company priced a 4,200,000 convertible preferred share offering, which is expected to close on May 18, 1998. The offering price was $25 per share resulting in gross proceeds of $105,000,000.

The Percentage Leases require the Company to make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment at the Hotels. The Second Term Loan requires that the Company make available for such purposes, at the eight Hotels collateralizing that loan, an additional 1.0% (for a total of 5.0%) of room revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

Management believes that the amounts required to be made available by the Company will be sufficient to meet required expenditures for furniture and equipment at the Hotels. The Company currently intends to pay for the cost of capital improvements and any additional furniture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the New Line of Credit.

SEASONALITY OF HOTEL BUSINESS

The hotel industry is seasonal in nature. Historically, the Hotels' operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may maintain the annual distribution rate by funding quarterly distributions with available cash or borrowings under the New Line of Credit.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income
(loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following presents the Company's calculation of FFO and FFO per share (in thousands, except share and per share data):


                                                            Three Months
                                                           ended March 31,
                                                           ---------------
                                                     1998                 1997
                                                     ----                 ----
          Net income                            $     3,357           $     4,230
          Minority interest, common                     292                   234
          Minority interest, preferred                1,173                 1,117
          Extraordinary loss                          2,760
          Depreciation                                7,441                 3,217
                                                -----------           -----------
          FFO                                   $    15,023           $     8,798
                                                -----------           -----------
          Denominator for diluted
              earnings per share                 33,195,277            22,484,833
          Weighted average
              Common Units                        2,947,316             1,113,289
          Weighted average
              Preferred Units                     4,063,329             4,063,329
                                                -----------           -----------
          Denominator for
              FFO per share                      40,205,922            27,661,451
                                                -----------           -----------
          FFO per share                         $      0.37           $      0.32
                                                ===========           ===========


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK




         Pursuant to the General Instructions to Rule 305 of the Securities and Exchange Commission's Regulation S-K, the quantitative and qualitative disclosures called for by Rule 305 are inapplicable to the Company at this time.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.   Financial Data Schedule (For SEC Use Only)

         (b)      Reports on Form 8-K -

                  - A Form 8-K regarding the acquisition of a portfolio of eight Residence Inn by Marriott hotels on December 30, 1997 and a portfolio of five Residence Inn by Marriott hotels on January 14, 1998 was filed on January 22, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         INNKEEPERS USA TRUST



May 15, 1998                              /s/ Gregory M. Fay
------------                             ----------------------------------
                                         Gregory M. Fay
                                         Vice-President of Accounting