Form 10-Q
period 1998-06-30
INNKEEPERS USA TRUST/FL
filed 1998-08-14
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                                 X  Yes       No
                              ------     -----

The number of common shares of beneficial interest, $.01 par value, outstanding on July 27, 1998 was 34,181,880.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                                                  Page Number
                                                                                                  -----------
PART I.    Financial Information

Item 1.    Financial Statements

           INNKEEPERS USA TRUST

           Consolidated Balance Sheets at
              June 30, 1998 (unaudited) and December 31, 1997                                          1
           Consolidated Statements of Income for the
              three and six months ended June 30, 1998 (unaudited)
              and 1997 (unaudited)                                                                     2
           Consolidated Statements of Cash Flows for
              the six months ended June 30, 1998 (unaudited)
              and 1997 (unaudited)                                                                     3
           Notes to Consolidated Financial Statements                                                  4


           JF HOTEL

           Combined Balance Sheets at June 30,
              1998 (unaudited) and December 31, 1997                                                  11
           Combined Statements of Income for the
              three and six months ended June 30, 1998 (unaudited)
              and 1997 (unaudited)                                                                    12
           Combined Statements of Cash Flows for
              the six months ended June 30, 1998 (unaudited)
              and 1997 (unaudited)                                                                    13

           Notes to Combined Financial Statements                                                     14

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     16

Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                                                             27

PART II.   Other Information

Item 4.    Submission of matters to a vote of Security Holders                                        28

Item 6.    Exhibits and Reports on Form 8-K                                                           28

           Signature                                                                                  29

                              INNKEEPERS USA TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                         June 30, 1998        December 31, 1997
                                                                                         -------------        -----------------
                                                                                          (Unaudited)
                                     ASSETS
Investment in hotel properties:
   Land and improvements                                                                   $  86,634             $  71,508
   Buildings and improvements                                                                537,460               449,813
   Furniture and equipment                                                                    77,080                63,439
   Renovations in process                                                                     12,482                14,837
   Hotels under development                                                                    5,381                 1,911
                                                                                           ---------             ---------
                                                                                             719,037               601,508

   Accumulated depreciation                                                                  (50,932)              (35,865)
                                                                                           ---------             ---------
   Net investment in hotel properties                                                        668,105               565,643

Cash and cash equivalents                                                                      8,465                 4,228
Restricted cash and cash equivalents                                                           8,561                 6,748
Due from Lessees                                                                              13,025                 4,417
Deferred expenses, net                                                                         4,367                 5,235
Deposits under purchase agreements                                                             1,250                 5,050
Other assets                                                                                     895                 1,286
                                                                                           ---------             ---------
              Total assets                                                                 $ 704,668             $ 592,607
                                                                                           =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                             $ 163,787             $ 160,455
Accounts payable and other accrued expenses                                                    6,710                 4,461
Distributions payable                                                                         12,436                10,501
Deferred Percentage Lease revenue                                                             21,244
Minority interest in Partnership                                                              61,029                74,552
                                                                                           ---------             ---------
              Total liabilities                                                              265,206               249,969
                                                                                           ---------             ---------

Commitments and contingencies (Note 5)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, 4,630,000 shares issued and outstanding at
      June 30, 1998                                                                          115,750
   Common Shares, $.01 par value, 100,000,000 shares
      authorized, 34,181,880 and 32,848,608 shares
      issued and outstanding at June 30,1998 and
      December 31, 1997, respectively                                                            342                   328
   Additional paid-in capital                                                                363,511               355,828
   Unearned compensation                                                                      (1,975)               (1,812)
   Distributions in excess of net earnings                                                   (38,166)              (11,706)
                                                                                           ---------             ---------
              Total shareholders' equity                                                     439,462               342,638
                                                                                           ---------             ---------
              Total liabilities and shareholders' equity                                   $ 704,668             $ 592,607
                                                                                           =========             =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                             ----------------------     -----------------------
                                               1998          1997          1998          1997
                                             --------      --------      --------      --------
                                            (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
Revenue:
   Percentage Lease revenue                  $ 15,557      $ 14,932      $ 28,893      $ 27,312
   Other revenue                                  188           212           364           557
                                             --------      --------      --------      --------
          Total revenue                        15,745        15,144        29,257        27,869
                                             --------      --------      --------      --------
Expenses:
   Depreciation                                 7,626         3,782        15,067         6,999
   Amortization of franchise costs                 18            16            36            33
   Ground rent                                    113            88           225           176
   Interest expense                             3,917         2,449         8,722         4,446
   Amortization of loan origination
      fees                                        247           148           515           404
   Real estate and personal
      property taxes and property
      insurance                                 2,405         1,124         4,760         2,253
   General and administrative                     818           588         1,944         1,018
   Amortization of unearned
       compensation                               148            47           297            57
                                             --------      --------      --------      --------
          Total expenses                       15,292         8,242        31,566        15,386
                                             --------      --------      --------      --------
Income (loss) before minority interest
   and extraordinary loss                         453         6,902        (2,309)       12,483
Minority interest, common                         143          (346)          692          (580)
Minority interest, preferred                   (1,174)       (1,117)       (2,347)       (2,234)
Extraordinary loss                                                         (2,760)
                                             --------      --------      --------      --------
Net income (loss) (Note 2)                       (578)        5,439        (6,724)        9,669

Preferred share dividends                      (1,192)                     (1,192)
                                             --------      --------      --------      --------
Net income (loss) applicable
 to common shareholders (Note 2)             $ (1,770)     $  5,439      $ (7,916)     $  9,669
                                             ========      ========      ========      ========


Earnings (loss) per share data (Note 2):
  Basic - before extraordinary loss          $  (0.05)     $   0.24      $  (0.16)     $   0.43
  Extraordinary loss                                                        (0.08)
                                             --------      --------      --------      --------
  Basic                                      $  (0.05)     $   0.24      $  (0.24)     $   0.43
                                             ========      ========      ========      ========

  Diluted - before extraordinary loss        $  (0.05)     $   0.24      $  (0.16)     $   0.43
  Extraordinary loss                                                        (0.08)
                                             --------      --------      --------      --------
  Diluted                                    $  (0.05)     $   0.24      $  (0.24)     $   0.43
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

                              INNKEEPERS USA TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands, except supplemental non-cash financing activities)

                                                                          Six Months Ended
                                                                               June 30,
                                                                      ------------------------
                                                                         1998          1997
                                                                      ---------      ---------
                                                                     (unaudited)   (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                $  (6,724)     $   9,669
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                                  15,915          7,493
          Minority interest                                               1,655          2,814
          Extraordinary loss                                              2,760
        Change in operating assets and liabilities:
          Due from Lessees                                               (8,608)        (4,430)
          Deferred expenses, net                                                        (1,415)
          Other assets                                                      391           (198)
          Accounts payable and other accrued expenses                     2,249          1,822
          Deferred Percentage Lease revenue                              21,244
                                                                      ---------      ---------
             Net cash provided by operating activities                   28,882         15,755
                                                                      ---------      ---------

Cash flows from investing activities:
     Investment in hotel properties                                    (112,229)      (149,772)
     Net deposits into restricted cash accounts                          (1,813)        (4,805)
     Payments for franchise fees                                            (82)
     Deposits under purchase agreements                                  (1,250)
                                                                      ---------      ---------
             Net cash used in investing activities                     (115,374)      (154,577)
                                                                      ---------      ---------

Cash flows from financing activities:
     Proceeds from long-term debt                                       279,064        118,894
     Payments on long-term debt                                        (275,732)          (129)
     Dividend reinvestment plan and shelf registration costs paid           (32)          (203)
     Distributions paid to unit holders                                  (3,932)        (1,621)
     Distributions paid to common shareholders                          (17,812)       (10,603)
     Redemption of units                                                    (64)
     Proceeds from issuance of preferred shares, net                    111,848
     Loan origination fees and costs paid                                (2,611)        (1,827)
                                                                      ---------      ---------

             Net cash provided by financing activities                   90,729        104,511
                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents                      4,237        (34,311)

Cash and cash equivalents at beginning of period                          4,228         40,339
                                                                      ---------      ---------

Cash and cash equivalents at end of period                            $   8,465      $   6,028
                                                                      =========      =========

Supplemental cash flow information:
     Interest paid                                                    $   8,799      $   4,286
                                                                      =========      =========

Supplemental non-cash financing activities:

     The Company issued 2,307,763 Common Units, with a deemed value at the time of issuance of $33,995,000 for the acquisition of 11 hotel properties during the six months ended June 30, 1997.

                The accompany notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND RECENT DEVELOPMENTS

         ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which commenced operations on September 30, 1994. At June 30, 1998, Innkeepers owned interests in 63 hotels with an aggregate of 7,552 rooms (the "Hotels") through its 95.1% interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 38 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, 6 Summerfield Suites hotels, 3 Sierra Suites hotels, 1 Comfort Inn hotel, 1 Sheraton Inn hotel, 1 Holiday Inn Express hotel and 1 Sunrise Suites hotel. The Hotels are located in 24 states, with ten hotels located in California.

         The Company leases 53 of the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "JF Lessee") and ten of the Hotels to affiliates of Patriot American Hospitality, Inc. (the "Summerfield Lessee" and collectively with the JF Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). Two officers of the Company are the shareholders of the JF Lessee.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the JF Lessee included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

         RECENT DEVELOPMENTS

         On January 9, 1998, the Company purchased a 120-room Residence Inn by Marriott hotel located in Bothell (Seattle Northeast), Washington for a purchase price of $11,750,000. The purchase price was funded through its line of credit in place at that time (the "Previous Line of Credit").

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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.       ORGANIZATION AND RECENT DEVELOPMENTS, CONTINUED

         On April 24, 1998 the Company entered into an agreement to acquire a portfolio of six newly constructed Residence Inn by Marriott hotels from an affiliate of Marriott International, Inc. ("Marriott") for an aggregate purchase price of approximately $89.1 million which will be paid in a combination of cash and common units of limited partnership interest in the Partnership ("Common Units"). The Company will acquire each hotel within 90 days of opening which is expected to occur between July and December 1998. The hotels are located in San Jose, California; Gaithersburg, Maryland; Chicago/O'Hare, Illinois; Richmond, Virginia; Detroit/Livonia, Michigan; and Atlanta, Georgia. The Company anticipates leasing the hotels to the JF Lessee and that the hotels will be managed by Marriott. The Company intends to utilize its New Line of Credit (defined below) to fund the cash portion of the purchase price and to issue Common Units for the balance of the purchase price.

         On May 18 and 27, 1998 the Company sold an aggregate of 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares") at $25 per share in a private offering underwritten by Everen Securities, Inc. The total underwriting discount was $3,796,600. The offering was exempt from registration under Rule 144A. The Series A Preferred Shares are convertible into 1.4811 common shares at any time. The Series A Preferred Shares are redeemable by the Company after May 18, 2003 and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The net proceeds of the preferred offering were used to repay borrowings outstanding under the New Line of Credit.

         On June 22, 1998, the Company opened a 113-room Sierra Suites hotel located in Westborough, Massachusetts. The cost of development of the hotel was funded through available cash and the New Line of Credit.

         On July 10, 1998, the Company purchased a 132-room Residence Inn by Marriott hotel located in Gaithersburg, Maryland under its previously described agreement with Marriott. The purchase price was funded through available cash and the New Line of Credit.

2.       CHANGE IN ACCOUNTING PRINCIPLE

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



2.       CHANGE IN ACCOUNTING PRINCIPLE, CONTINUED

         interim cash flow from its Lessees. The Company adopted the provisions of EITF 98-9 as a change in accounting principle, restated the first quarter results of 1998 and recorded the results of the second quarter in accordance with the new pronouncement. The following table presents the effects of the adoption of the provisions of EITF 98-9 on the three and six months ended June 30, 1998 and 1997.

                                                    Three Months                  Six Months Ended
                                                       June 30,                        June 30,
                                               ------------------------        ------------------------
                                                 1998            1997            1998            1997
                                               --------        --------        --------        --------
         PRO FORMA AMOUNTS (A):
         Percentage Lease revenue              $ 15,557        $  6,887        $ 28,893        $ 12,878

         Net loss applicable to
         common shareholders                     (1,770)         (2,125)         (7,916)         (3,948)

         Basic and diluted
         loss per share                           (0.05)          (0.10)          (0.24)          (0.18)

         PRO FORMA AMOUNTS (B):
         Percentage Lease revenue                26,457          14,932          50,137          27,312

         Net income applicable to
         common shareholders                      8,263           5,439          11,620           9,669

         Basic and diluted
         earnings per share                        0.25            0.24            0.35            0.43

         (A) The 1998 amounts reflect the adoption of the provisions of EITF 98-9 and are the amounts reported in the accompanying statements of income. The 1997 amounts assume that the provisions of EITF 98-9 were applied as of January 1, 1997.
         (B) The 1998 amounts assume that the provisions of EITF 98-9 were not applied. The 1997 amounts are as reported in the accompanying statements of income and do not reflect the adoption of the provisions of EITF 98-9.

3.       LONG-TERM DEBT

         On February 19, 1998, the Company obtained a new line of credit (the "New Line of Credit"). The New Line of Credit is uncollateralized and has a maximum borrowing amount of $250,000,000. The interest rate on the New Line of Credit is LIBOR plus 122.5 to 162.5 basis points. The Company utilized the New Line of Credit to repay borrowings outstanding on the Previous Line of Credit and the $59,320,000 loan which was assumed as described under "Recent Developments" in Note 1 above. Upon closing of the New Line of Credit, the Previous Line of Credit was extinguished. The Company was amortizing loan origination fees and costs incurred in connection with the Previous Line of Credit over its original three-year term. When the Previous Line of Credit was extinguished and replaced with the New Line of Credit, those loan origination fees and costs were expensed immediately and recognized as an extraordinary loss of approximately $2,760,000 in February 1998.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.       LONG-TERM DEBT, CONTINUED

         On February 19, 1998, the Company refinanced $40,000,000 of borrowings outstanding under the Previous Line of Credit with a new term loan (the "Third Term Loan"). The terms of the Third Term Loan are similar to the Company's other two term loans (the "First Term Loan" and "Second Term Loan"), except that the interest rate is fixed at 7.02%. At June 30, 1998, 28 of the Company's hotel properties collateralize its long-term debt.

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 1998 and 1997:

                                                             Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                      ---------------------------------      --------------------------------
                                                          1998                 1997              1998                1997
                                                      ------------         ------------      ------------         -----------
         Numerator for basic and diluted
            earnings (loss) per share:
            Net income (loss)                         $    578,000         $  5,439,000      $ (6,724,000)        $ 9,669,000
            Preferred share dividends                   (1,192,000)                            (1,192,000)
                                                      ------------         ------------      ------------         -----------
            Net income (loss) applicable
              to common shareholders                    (1,770,000)           5,439,000        (7,916,000)          9,669,000
            Extraordinary loss                                                                  2,760,000
                                                      ------------         ------------      ------------         -----------
            Net income (loss) applicable
              to common shareholders
              before extraordinary loss               $ (1,770,000)        $  5,439,000      $ (5,156,000)        $ 9,669,000
                                                      ============         ============      ============         ===========
         Denominator:
            Denominator for basic
              earnings per share -
              weighted average shares                   32,979,064           22,322,500        32,918,982          22,316,576
            Effect of dilutive securities:
               Stock options                               242,611              196,447           279,636             182,568
               Restricted shares                            13,412                1,877            16,869               3,685
                                                      ------------         ------------      ------------         -----------
         Denominator for diluted
               earnings per share - adjusted
               weighted average shares                  33,235,087           22,520,824        33,215,487          22,502,829
                                                      ============         ============      ============         ===========
         Earnings (loss) per share data:
              Basic - before extraordinary loss       $      (0.05)        $       0.24      $      (0.16)        $      0.43
              Extraordinary loss                                                                    (0.08)
                                                      ------------         ------------      ------------         -----------
              Basic                                   $      (0.05)        $       0.24      $      (0.24)        $      0.43
                                                      ============         ============      ============         ===========

              Diluted - before extraordinary loss     $      (0.05)(a)     $       0.24      $      (0.16)(a)     $      0.43
              Extraordinary loss                                                                    (0.08)(a)
                                                      ------------         ------------      ------------         -----------

              Diluted                                 $      (0.05)(a)     $       0.24      $      (0.24)(a)     $      0.43
                                                      ============         ============      ============         ===========

(a) The effect of dilutive securities is not considered in calculating these amounts.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.        COMMITMENTS AND CONTINGENCIES

          Pursuant to the partnership agreement, limited partners who hold Common Units have redemption rights ("Redemption Rights") which enable them to redeem their Common Units for cash or, at Innkeeper's option, common shares on a one-for-one basis. The Redemption Rights for units outstanding at June 30, 1998 become (or became) effective as follows:

                          Number of                          Effective
                         Common Units                          Date
                         ------------                          ----
                            654,906                      September 30, 1995
                             45,488                      July 31, 1997
                             91,991                      October 7, 1997
                            119,474                      November 1, 1997
                            500,273                      June 20, 1998
                            365,086                      June 20, 1999
                         ----------
                          1,777,218
                         ==========

          Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem their Preferred Units for cash or, at Innkeeper's option, common shares on a one-for-one basis at any time after November 1, 1998. The aggregate number of Preferred Units outstanding was 4,063,329 at June 30, 1998.

          The Company pays regular quarterly distributions on its common shares and units and the current quarterly distribution is $0.28 per share. The current quarterly preferred distribution rate is $0.28875 for each Preferred Unit ($1.155 on an annualized basis). The Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed.

          The Hotels are operated under franchise or management agreements with the Lessees as Residence Inn by Marriott, Summerfield Suites, Sierra Suites, Hampton Inn, Sheraton Inn, Holiday Inn Express or Comfort Inn hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the JF Lessee. For certain hotels which did not require a franchise transfer fee, the Company has advanced to the JF Lessee the working capital deposit required under the JF Lessee's management agreements with Residence Inn by Marriott. The franchise and management agreements require the Lessees to pay fees based on percentages of hotel revenue. The Company has

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.        COMMITMENTS AND CONTINGENCIES, CONTINUED

          guaranteed certain of the JF Lessee's obligations under the franchise licenses and the Marriott management agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

          Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance at the Hotels. Additionally, the Company must make available to the Lessees on a monthly basis an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels. The Second and Third Term Loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, an additional 1.0% (for a total of 5.0%) of room revenues from such Hotels.

          The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness (the "Debt Limitation"). The Company's consolidated indebtedness was approximately $163,787,000 or 22.8% of its investment in hotels, at cost, at June 30, 1998.

6.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma statements of income of the Company are presented as if the acquisition of the Hotels and the equity offerings in 1997 and 1998 had occurred at the beginning of the periods presented and all of the Hotels had been leased to the Lessees pursuant to Percentage Leases at the beginning of the periods presented. Such pro forma information is based in part on the consolidated statements of income of the Company and the JF Lessee. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                 1998              1997
                                                               --------          --------
         Revenue:
            Percentage Lease revenue (a)                       $ 29,215          $ 28,651
            Other revenue                                           364               557
                                                               --------          --------
                  Total revenue                                  29,579            29,208
                                                               --------          --------

         Expenses:
            Depreciation                                         15,067            13,192
            Amortization of franchise costs                          47                52
            Ground rent                                             225               176
            Interest expense                                      6,123             6,063
            Amortization of loan origination fees                   515               658
            Real estate and personal property taxes
               and property insurance                             4,788             3,928
            General and administrative                            1,944             1,520
            Amortization of unearned compensation                   297                57
                                                               --------          --------
                  Total expenses                                 29,006            25,646
                                                               --------          --------

         Income before minority interest and preferred
             share dividends                                        573             3,562
         Minority interest, common                                  332               180
         Minority interest, preferred                            (2,347)           (2,235)
                                                               --------          --------
         Net income (loss)                                       (1,442)            1,507
         Preferred share dividends                               (4,992)           (4,992)
                                                               --------          --------
         Net loss applicable to
             common shareholders                               $ (6,434)         $ (3,485)
                                                               ========          ========
         Diluted loss per share                                $  (0.19)         $  (0.10)



(a) Recognized in accordance with EITF 98-9, see Note 2.

                                    JF HOTEL
                             COMBINED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                          June 30,      December 31,
                                                            1998            1997
                                                          -------         -------
                                                        (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents                               $14,515         $ 7,863
  Marketable securities                                     2,396           1,775
  Accounts receivable, net                                  8,081           3,090
  Inventory                                                    53              23
  Prepaid expenses                                             53             351
                                                          -------         -------
      Total current assets                                 25,098          13,102

Other assets                                                  175             180
                                                          -------         -------
      Total assets                                        $25,273         $13,282
                                                          =======         =======
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 4,872         $ 3,061
  Accrued expenses                                          2,864           2,055
  Payable to Manager                                        2,241           2,025
  Due to Partnership                                       11,228           3,791
                                                          -------         -------
      Total current liabilities                            21,205          10,932

Other long-term liabilities                                   585             585
                                                          -------         -------
      Total liabilities                                    21,790          11,517
                                                          -------         -------
Commitments (Note 2)

Shareholders' equity:
  Common shares, $1 par value, 3,000 shares
     authorized issued and outstanding                          3               3
  Unrealized gain on marketable securities                    148             562
  Retained earnings                                         3,332           1,200
                                                          -------         -------
      Total shareholders' equity                            3,483           1,765
                                                          -------         -------
      Total liabilities and shareholders' equity          $25,273         $13,282
                                                          =======         =======

     The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                          COMBINED STATEMENTS OF INCOME
                                 (in thousands)


                                                Three Months Ended                  Six Months Ended
                                                      June 30,                            June 30,
                                            --------------------------          --------------------------
                                               1998             1997              1998              1997
                                            --------          --------          --------          --------
                                           (Unaudited)      (Unaudited)       ( Unaudited)       (Unaudited)
Gross operating revenue:
   Rooms                                    $ 46,729          $ 28,198          $ 88,301          $ 53,731
   Food and beverage                             119               170               277               339
   Telephone                                   1,366             1,030             2,677             1,994
   Other                                         866               605             1,673             1,139
                                            --------          --------          --------          --------
      Gross operating revenue                 49,080            30,003            92,928            57,203

Departmental expenses:
   Rooms                                       9,736             5,187            17,389            10,054
   Food and beverage                             137               148               287               290
   Telephone                                     510               385               957               729
    Other                                        335               289               682               521
                                            --------          --------          --------          --------
      Total departmental profit               38,362            23,994            73,613            45,609
                                            --------          --------          --------          --------

Unallocated operating expenses:
    General and administrative                 3,537             2,046             6,922             3,993
    Franchise fees                             2,926             1,503             5,620             3,496
    Advertising and promotions                 2,131             1,522             4,079             2,406
    Utilities                                  1,602             1,084             3,499             2,412
    Repairs and maintenance                    2,033             1,246             3,863             2,466
    Management fees                              818               394             1,689               933
                                            --------          --------          --------          --------
        Total unallocated operating
          expenses                            13,047             7,795            25,672            15,706
                                            --------          --------          --------          --------

        Gross profit                          25,315            16,199            47,941            29,903

Insurance                                       (245)             (164)             (509)             (369)
Lessee overhead                                 (347)             (658)           (1,142)           (1,281)
Percentage Lease payments                    (22,957)          (13,802)          (43,027)          (26,182)
                                            --------          --------          --------          --------

       Net income                              1,766             1,575             3,263             2,071

Other comprehensive income -
   unrealized gains (losses) on
   marketable securities                        (509)               86              (414)              148
                                            --------          --------          --------          --------

       Comprehensive income                 $  1,257          $  1,661          $  2,849          $  2,219
                                            ========          ========          ========          ========

              The accompanying notes are an integral part of these
                         combined financial statements.

                                    JF HOTEL
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Six Months Ended
                                                                     June 30,
                                                           --------------------------
                                                             1998               1997
                                                           --------          --------
                                                          (Unaudited)       (Unaudited)

Cash flows from operating activities:
   Net income                                              $  3,263          $  2,071
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                              24                23
      Changes in operating assets and liabilities:
        Accounts receivable                                  (4,991)           (1,208)
        Due from affiliates                                                       298
        Inventory                                               (30)               49
        Prepaid expenses                                        298               197
        Other assets                                                               32
        Accounts payable                                      1,811             3,264
        Accrued expenses                                        809               885
        Payable to Manager                                      216            (1,634)
        Other liabilities                                                        (785)
        Due to Partnership                                    7,437             3,288
                                                           --------          --------

         Net cash provided by operating activities            8,837             6,480
                                                           --------          --------

Cash flows from investing activities:
   Purchase of equipment                                        (19)
   Purchase of marketable securities                         (1,035)           (1,328)
                                                           --------          --------

         Net cash used in investing activities               (1,054)           (1,328)
                                                           --------          --------

Cash flows from financing activities:
   Dividends paid                                            (1,131)
                                                           --------          --------
         Net cash used in financing activities               (1,131)
                                                           --------          --------

Net increase in cash and cash equivalents                     6,652             5,152

Cash and cash equivalents at beginning of period              7,863             5,551
                                                           --------          --------

Cash and cash equivalents at end of period                 $ 14,515          $ 10,703
                                                           ========          ========


          The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         JF Hotel, Inc. and other entities with identical ownership (collectively "JF Hotel" or the "JF Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The JF Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at June 30, 1998 leased 53 hotels (the "JF Leased Hotels") from the Company.

         The JF Lessee operates 31 of the JF Leased Hotels, Residence Inn by Marriott, Inc. ("RIBM," a wholly-owned subsidiary of Marriott International, Inc.) operates 20 of the JF Leased Hotels, and an unaffiliated party operates two of the JF Leased Hotels. The financial statements of the 20 hotels operated by RIBM are maintained on a 52/53 week period basis. The 1997 fiscal second quarter for the RIBM managed hotels ended on June 20, 1997 and the 1998 fiscal second quarter for the RIBM managed hotels ended on June 19, 1998.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto of the Company and the JF Lessee included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       COMMITMENTS

         RIBM operates 20 of the JF Leased Hotels under management agreements with the JF Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements, generally, have an initial term of 13 years and provide for a base fee of 2% of gross revenues at the RIBM managed hotels and an incentive fee which is 50% of available cash flow, as defined. For seven of the JF Leased Hotels, the RIBM Management Agreements provide for an incentive fee of 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The payment of incentive fees is subordinate to the JF Lessee's obligations under the Percentage Leases at the RIBM managed hotels. The RIBM Management Agreements also contain substantial penalties for early termination. Amounts due to RIBM under the RIBM Management Agreements are included in "Payable to Manager" in the accompanying combined balanced sheets. The right to operate the 20 hotels as Residence Inn by Marriott hotels is contained in the RIBM Management Agreements. In lieu of a franchise fee, the RIBM Management Agreements provide for a system fee of 5% of gross revenues at the RIBM managed hotels. The system fee is included in franchise fees in the accompanying combined statements of income.

                                    JF HOTEL
                     NOTES TO COMBINED FINANCIAL STATEMENTS


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

GENERAL

For background information relating to the Company and the JF Lessee and the definitions of certain capitalized terms used herein, reference is made to the notes to the Consolidated Financial Statements of Innkeepers USA Trust and the Combined Financial Statements of JF Hotel appearing elsewhere herein, or in the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

The Company acquired the following hotel properties during the six months ended June 30, 1998:


                                                           Number of                Date                    Purchase
Hotel                                                     Suites/Rooms            Acquired                    Price
-----                                                     ------------            --------                    -----

Residence Inn - Bothell, WA                                   120             January 9, 1998              $11,750,000
Residence Inn - Lynnwood, WA                                  120             January 14, 1998                 (a)
Residence Inn - Vancouver, WA                                 120             January 14, 1998                 (a)
Residence Inn - Bellevue, WA                                  120             January 14, 1998                 (a)
Residence Inn - Tukwila, WA                                   144             January 14, 1998                 (a)
Residence Inn - Lake Oswego, OR                               112             January 14, 1998                 (a)
Sierra Suites - Westborough, MA                               113             June 22, 1998                    (b)

(a) Aggregate purchase price of $83,000,000
(b) Total estimated development costs are approximately $7,900,000.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




THE HOTELS

The following chart summarizes information regarding the Hotels at June 30, 1998.


                                                        Number of                Number of
Franchise Affiliation                               Hotel Properties           Rooms/Suites
---------------------                               ----------------           ------------
Upscale extended-stay hotels:
         Residence Inn                                    38                        4,385
         Summerfield Suites                                6                          759*
         Sunrise Suites                                    1                           96
                                                         ---                      -------
                                                          45                        5,240
                                                          --                        -----
Mid-priced extended-stay hotels:
         Sierra Suites                                     3                          315
                                                          --                      -------

Limited service hotels:
         Hampton Inn                                      12                        1,527
         Comfort Inn                                       1                          127
         Holiday Inn Express                               1                          204
                                                          --                      -------
                                                          14                        1,858
                                                          --                       ------
Full service hotels:
         Sheraton Inn                                      1                          139
                                                          --                      -------

  Total                                                   63                        7,552
                                                          ==                        =====

* contains a total of 1,057 bedrooms

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 62 of the Hotels are presented in the following table. Results were excluded for such comparison for one hotel which was not open in 1997. Management believes that growth in RevPAR at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessees and third party management and improving industry conditions. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.


                                               Three Months Ended                Six Months Ended
                                                    June 30,           %              June 30,             %
                                                1997       1998     Inc.(dec)    1997        1998     Inc.(dec)
                                               ------     ------    ---------   ------      ------    ---------
Portfolio(1)
--------------------------------
     Average Daily Rate                        $91.13    $ 98.24       7.8      $90.66     $ 98.65       8.8
     Occupancy                                  82.95%     82.31%      (.8)      80.27%      80.21%      (.1)
     RevPAR                                    $75.59    $ 80.86       7.0      $72.78     $ 79.12       8.7

By Type
--------------------------------
Upscale Extended Stay Hotels (2)
     Average Daily Rate                        $99.21    $107.50       8.4      $97.49     $107.11       9.9
     Occupancy                                  86.71%     84.75%     (2.3)      84.48%      83.11%     (1.6)
     RevPAR                                    $86.03    $ 91.10       5.9      $82.36     $ 89.01       8.1

Limited Services Hotels (3)
    Average Daily Rate                         $69.42    $ 74.91       7.9      $70.26     $ 75.68       7.7
     Occupancy                                  73.29%     75.42%      2.9       69.20%      71.82%      3.8
     RevPAR                                    $50.88    $ 56.50      11.1      $48.63     $ 54.36      11.8


(1)  62 hotels (excludes one newly-developed hotel)
(2)  45 hotels
(3)  15 hotels (excludes one newly-developed hotel)

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




RESULTS OF OPERATIONS

Adoption of EITF 98-9

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees.

The Company's Percentage Leases provide for rent equal to the greater of (i) fixed annual base rent or (ii) rent based on percentages of room revenues at each of the hotels ("Percentage Rent"). The Company's Percentage Leases are structured to provide Percentage Rent equal to a certain percentage (generally 30%) of a specified level of room revenues which is expressed on an annual basis (the "Threshold"), and a certain higher percentage (generally 68%) of room revenues in excess of the Threshold. Prior to EITF 98-9 the Company, in accordance with industry practice, recognized Percentage Lease revenue in interim periods equal to Percentage Rent payments due under the Percentage Leases. Under the terms of the Percentage Leases, Percentage Rent is calculated by applying the percentage rent formula to year-to-date room revenue using a prorated portion of the Threshold (i.e., 25% for the first quarter, 50% for the second quarter, etc.). Thus, "higher tier" percentage rent was recognized as income, and collected from the Company's Lessees, in interim periods before room revenues exceeded the Threshold. EITF 98-9 clarifies that meeting the Threshold is a contingency that must be met before higher tier percentage rent can be recognized as current income. This will generally result in base rent being recognized as revenue in the first and second quarters and percentage rents already collected or due from the Lessees being deferred and recognized as revenue in the third and/or fourth quarters. The adoption of EITF 98-9 had no effect on the Percentage Rent payments due under the Percentage Leases.

The Company adopted the provisions of EITF 98-9 as a change in accounting principle, restated the first quarter results of 1998 and recorded the results of the second quarter in accordance with the new pronouncement. The Company was not required to, and did not, restate the 1997 amounts in the accompanying statements of income. However, the effects of adopting the provisions of EITF 98-9 on the 1997 amounts is reflected in Note 2 to the financial statements. The effect of the change as reflected in Note 2 on the three months ended March 31, 1998 and 1997 was to: decrease Percentage Lease revenue by $10,344,000 and $6,389,000, respectively; decrease minority interest, common by $841,000 and $336,000, respectively; and decrease net income applicable to common shareholders by $9,503,000 and $6,053,000, respectively. The effect of the change on the three months ended June 30, 1998 and 1997 was to: decrease Percentage Lease revenue by $10,900,000 and $8,045,000, respectively; decrease minority interest, common by $867,000 and $481,000, respectively; and decrease net income applicable to common shareholders by $10,033,000 and $7,564,000, respectively.

At June 30, 1998 "deferred Percentage Lease revenue" of $21,244,000 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases which the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 1998. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The following is a discussion of the results of operations of the Company.

Comparison of the Three Months Ended June 30, 1998 ("1998") to the Three Months Ended June 30, 1997 ("1997")

The increase in Percentage Lease revenue for 1998 from 1997 is attributable to the RevPAR growth of approximately 7.0% at the Company's Hotels and the number of hotels owned increasing from 35 at April 1, 1997 to 47 at June 30, 1997 to 62 at April 1, 1998 and to 63 at June 30, 1998 offset by the change in the Company's revenue recognition policy as discussed previously. Included in deferred Percentage Lease revenue at June 30, 1998 is $10,900,000 of second quarter percentage rents collected or due from the Lessees which management expects the Company to recognize as Percentage Lease revenue in the third and fourth quarters of 1998. For comparability purposes only, assuming that amounts included in deferred Percentage Lease revenue at June 30, 1998 were earned at June 30, 1998, the Company would have had revenues for 1998 of $26,645,000, consisting of $26,457,000 of Percentage Lease revenue from the Lessees and $188,000 of other revenue, compared with $15,144,000, $14,932,000 and $212,000, respectively, for 1997.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $8,039,000 in the aggregate for 1998 compared with $3,993,000 for 1997. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of the restricted share awards in 1998.

Real estate and personal property taxes and property insurance were $2,405,000 for 1998 compared with $1,124,000 for 1997. This increase was primarily due to the increase in the number of hotels owned as discussed previously and the reassessment of the taxable value of certain Hotels for real estate tax assessment purposes.

Interest expense for 1998 was $3,917,000 compared with $2,449,000 for 1997. Interest expense for 1998 consisted primarily of interest incurred on borrowings outstanding under the Company's New Line of Credit, the term loans, and borrowings under various mortgage notes. Interest expense for 1997 consisted primarily of interest incurred on borrowings outstanding under the Previous Line of Credit, two term loans and borrowings under various mortgage notes.

General and administrative expenses for 1998 were $818,000 compared with $588,000 for 1997. This increase is due primarily to increases in certain expenses as a result of the increase in the number of hotels owned and the addition of new employees.

Net income (loss) applicable to common shareholders for 1998 was $(1,770,000), or $(0.05) per diluted share, compared with $5,439,000, or $0.24 per diluted share, for 1997. This decrease is due to the change in the Company's revenue recognition policy as discussed previously.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Comparison of the Six Months Ended June 30, 1998 ("1998") to the Six Months Ended June 30, 1997 ("1997")

The increase in Percentage Lease revenue for 1998 from 1997 is attributable to the to the RevPAR growth of approximately 8.7% at the Company's Hotels and the number of hotels owned increasing from 32 at January 1, 1997 to 47 at June 30, 1997, to 56 at January 1, 1998 and to 63 at June 30, 1998 offset by the change in the Company's revenue recognition as discussed previously. Included in deferred Percentage Lease revenue at June 30, 1998 is $21,244,000 of first and second quarter percentage rents collected or due from the Lessees which management expects the Company to recognize as Percentage Lease revenue in the third and fourth quarters of 1998. For comparability purposes only, assuming that amounts included in deferred Percentage Lease revenue at June 30, 1998 were earned at June 30, 1998, the Company would have had revenues for 1998 of $50,501,000, consisting of $50,137,000 of Percentage Lease revenue from the Lessees and $364,000 of other revenue, compared with $27,869,000, $27,312,000 and $557,000, respectively, for 1997.

Depreciation and Amortization was $15,915,000 in the aggregate for 1998 compared with $7,493,000 for 1997. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of restricted share awards granted in 1998.

Real estate and personal property taxes and property insurance were $4,760,000 for 1998 compared with $2,253,000 for 1997. This increase was primarily due to the increase in the number of hotels owned as discussed previously and the reassessment of the taxable value of certain Hotels for real estate tax assessment purposes.

Interest expense for 1998 was $8,722,000 compared with $4,446,000 for 1997. Interest expense for 1998 consisted primarily of interest incurred on borrowings outstanding under the Company's Previous Line of Credit, the New Line of Credit, the term loans, and borrowings under various mortgage notes. Interest expense for 1997 consisted primarily of interest incurred on borrowings outstanding under the Previous Line of Credit, two term loans and borrowings under various mortgage notes.

General and administrative expenses for 1998 were $1,944,000 compared with $1,018,000 for 1997. This increase is due primarily to increases in certain expenses as a result of the increase in the number of hotels owned and the addition of new employees.

Net income (loss) applicable to common shareholders for 1998 was $(7,916,000), or $(0.24) per diluted share (or $(0.16) per diluted share before the extraordinary loss), compared with $9,669,000, or $0.43 per diluted share, for 1997. This decrease in the earnings per diluted share was due to the extraordinary loss related to the extinguishment of the Company's Previous Line of Credit and to the change in the Company's revenue recognition policy as discussed previously.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures on its Hotels, and working capital. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its growth objectives, and any other additional liquidity needs, primarily by accessing the capital markets, borrowing on its New Line of Credit or other facilities, and exchanging equity for hotel properties.

Cash and cash equivalents (including restricted cash and cash equivalents) at June 30, 1998 were $17,026,000, including approximately $2,507,000 which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents include approximately $6,054,000 that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the six months ended June 30, 1998 and 1997 was $28,882,000 and $15,755,000, respectively.

Net cash used in investing activities was $115,374,000 for the six months ended June 30, 1998. This was comprised primarily of the Company (a) acquiring a Residence Inn by Marriott hotel in Bothell, Washington, for approximately $11,750,000, (b) acquiring a portfolio of five Residence Inn by Marriott hotels in Washington and Oregon for approximately $83,000,000, (c) costs incurred in the development of the Sierra Suites hotel located in Westborough, Massachusetts of approximately $3,500,000 and (d) renovations at certain hotels of approximately $11,700,000.

Net cash provided by financing activities was $90,729,000 for the six months ended June 30, 1998, consisting primarily of net proceeds from the Series A Preferred Share offering of $111,848,000, net proceeds from long-term debt of $3,332,000, distributions paid of $21,744,000 and loan origination fees and costs paid of $2,611,000.

On May 18 and 27, 1998 the Company sold an aggregate of 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares") at $25 per share in a private offering underwritten by Everen Securities, Inc. The total underwriting discount was $3,796,600. The offering was exempt from registration under Rule 144A. The Series A Preferred Shares are convertible into 1.4811 common shares at any time. The Series A Preferred Shares are redeemable by the Company after May 18, 2003 and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The net proceeds of the preferred offering were used to repay borrowings outstanding under the New Line of Credit.

The Company pays regular quarterly distributions on its common shares and Common Units and the current quarterly distribution is $0.28 per share. Quarterly preferred distributions of $0.28875 are payable on each Preferred Unit. On or after November 1, 1998, the holders of the Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its REIT status.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Company's consolidated indebtedness was 22.8% of its investment in hotels, at cost, at June 30, 1998. At June 30, 1998, the Company had outstanding indebtedness of approximately $163,787,000, of which approximately 81% bore interest at a weighted average fixed rate of approximately 7.6%. In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness.

The Company's New Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the New Line of Credit. Based on the borrowings outstanding under the New Line of Credit at June 30, 1998, a one percentage point increase in the LIBOR rate would increase annual interest charges $205,000. In March 1998, the Company entered into an interest rate cap agreement with a notional amount of $125,000,000 and a term of one year. The agreement effectively caps the interest rate on $125,000,000 of borrowings on the New Line of Credit at 7.625%.

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

The Percentage Leases require the Company to make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels. The Second and Third Term Loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, an additional 1.0% (for a total of 5.0%) of room revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

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

As discussed previously, the Company has adopted the provisions of EITF 98-9 during the second quarter of 1998. This will generally result in base rent being recognized as revenue in the first and second quarters and percentage rents already collected or due from the Lessees being deferred and recognized as revenue in the third and/or fourth quarters. Historically, the Company has recorded Percentage Lease revenue in interim periods on a basis similar to that used to determine the Lessees' quarterly Percentage Rent payments. The Lessees will continue to pay their Percentage Rent in accordance with the Percentage Leases and the Company intends to continue to make regular quarterly distributions to its shareholders.

FUNDS FROM OPERATIONS

Funds From Operations ("FFO") is a widely used measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles,
(ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

The Company implemented EITF 98-9 during the second quarter of 1998 and has further presented "Adjusted FFO." Adjusted FFO is FFO calculated as described previously with an adjustment for Percentage Lease revenue deferred in accordance with EITF 98-9. The Company believes that Adjusted FFO will enable readers of its financial statements to more fully understand the fundamentals of its business and operations because the adoption of EITF 98-9 had no effect on the Percentage Rent payments due under the Percentage Leases.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The following presents the Company's calculation of FFO, Adjusted FFO, FFO per share and Adjusted FFO per share (in thousands, except share and per share data):

                                                  Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                          ---------------------------------         ---------------------------------
                                              1998                 1997                1998                  1997
                                          ------------          -----------         ------------          -----------
Net income (loss) applicable to
     common shareholders                  $     (1,770)         $     5,439         $     (7,916)         $     9,669
Minority interest, common                         (143)                 346                 (692)                 580
Minority interest, preferred                     1,174                1,117                2,347                2,234
Extraordinary loss                                                                         2,760
Depreciation                                     7,626                3,782               15,067                6,999
Preferred share dividends                        1,192                                     1,192
                                          ------------          -----------         ------------          -----------
FFO                                              8,079               10,684               12,758               19,482
Deferred Percentage Lease revenue               10,900                                    21,244
                                          ------------          -----------         ------------          -----------
Adjusted FFO                              $     18,979          $    10,684         $     34,002          $    19,482
                                          ============          ===========         ============          ===========
Denominator for diluted
     earnings per share                     33,235,087           22,520,824           33,215,487           22,502,829
Weighted average
     Common Units                            2,838,020            1,449,148            2,892,364            1,282,146
Weighted average
     Preferred Units                         4,063,329            4,063,329            4,063,329            4,063,329
Weighted average
     Preferred shares                        3,184,689                                 1,601,143
                                          ------------          -----------         ------------          -----------
Denominator for FFO and
    Adjusted FFO per share                  43,321,125           28,033,301           41,772,323           27,848,304
                                          ============          ===========         ============          ===========
FFO per share                             $       0.19          $      0.38         $       0.31          $      0.70
                                          ============          ===========         ============          ===========
Adjusted FFO per share                    $       0.44          $      0.38         $       0.81          $      0.70
                                          ============          ===========         ============          ===========

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

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A. The Annual Meeting of Shareholders was held on May 6, 1998 for the following purposes:

          - To elect (a) two Class I trustees to serve on the Board of Trustees until the annual meeting of shareholders in 2001 or until their successors have been duly elected and qualified and
               (b) one Class III trustee to serve on the Board of Trustees until the annual meeting of the shareholders in 2000 or until his successor has been duly elected and qualified ("Proposal One"); and

          - To consider and vote upon a proposal to amend the Company's Declaration of Trust to provide, in effect, that nothing contained therein will prohibit the settlement of any transaction entered into through the facilities of any national securities exchange registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or on the national market system of a national securities association registered under the Exchange Act ("Proposal Two").

         Under proposal one, shareholders voted to elect two Class I trustees, Mr. Jack P. DeBoer, with 29,050,658 shares voted for Mr. DeBoer (61,652 votes withheld authority), and Mr. Bruce Zenkel, with 29,049,608 shares voted for Mr. Zenkel (62,702 votes withheld authority), and one Class III trustee, Mr. Rolf E. Ruhfus, with 29,005,893 shares voted for Mr. Ruhfus (106,417 votes withheld authority).

         Under proposal two, the shareholders voted to amend the Company's Declaration of Trust with 28,997,643 shares voted for, 37,988 shares voted against and 76,679 shares abstaining from voting.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                    27.1 Financial Data Schedule

         (b)      Reports on Form 8-K:

                    A report on Form 8-K was filed on June 17, 1998 reporting the sale of 4,630,000 8.625% Series A Cumulative Convertible Preferred Shares of Beneficial Interest by Innkeepers USA Trust.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    INNKEEPERS USA TRUST



August 14, 1998                     /s/ Gregory M. Fay
---------------                     --------------------------------------------
                                    Gregory M. Fay
                                    Vice President of Accounting and
                                    Chief Accounting Officer