Form 10-Q/A
period 1998-03-31
INNKEEPERS USA TRUST/FL
filed 1998-11-06
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A


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

Item 1.       Financial Statements

              INNKEEPERS USA TRUST

              Consolidated Balance Sheets at
                 March 31, 1998 (unaudited) and December 31, 1997              1

              Consolidated Statements of Income for the
                 three months ended March 31, 1998 and
                 1997 (unaudited)                                              2

              Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1998 and 1997 (unaudited)                     3

              Notes to Consolidated Financial Statements                       4

              JF HOTEL

              Combined Balance Sheets at March 31, 1998
              (unaudited) and December 31, 1997                               12

              Combined Statements of Income for the
                 three months ended March 31, 1998 and 1997
                 (unaudited)                                                  13

              Combined Statements of Cash Flows for
                 the three months ended March 31, 1998 and 1997
                 (unaudited)                                                  14

              Notes to Combined Financial Statements                          15

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      27



                                                                         Page Number
                                                                         -----------
PART II.      Other Information


Item 6.       Exhibits and Reports on Form 8-K                                28

              Signature                                                       29


                              INNKEEPERS USA TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                 March 31, 1998      December 31, 1997
                                                                 --------------      -----------------
                                                                  (Unaudited)
                                                ASSETS
Investment in hotel properties:
   Land and improvements                                           $  86,338             $  71,508
   Buildings and improvements                                        530,649               449,813
   Furniture and equipment                                            72,357                63,439
   Renovations in process                                             12,916                14,837
   Hotels under development                                            3,372                 1,911
                                                                   ---------             ---------
                                                                     705,632               601,508

   Accumulated depreciation                                          (43,306)              (35,865)
                                                                   ---------             ---------
   Net investment in hotel properties                                662,326               565,643

Cash and cash equivalents                                              5,642                 4,228
Restricted cash and cash equivalents                                   6,782                 6,748
Due from Lessees                                                      11,313                 4,417
Deferred expenses, net                                                 4,748                 5,235
Deposits under purchase agreements                                       250                 5,050
Other assets                                                           1,072                 1,286
                                                                   ---------             ---------

              Total assets                                         $ 692,133             $ 592,607
                                                                   =========             =========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                     $ 265,119             $ 160,455
Accounts payable and other accrued expenses                            4,878                 4,461
Distributions payable                                                 11,243                10,501
Deferred Percentage Lease revenue                                     10,344
Minority interest in Partnership                                      70,090                74,552
                                                                   ---------             ---------

              Total liabilities                                      361,674               249,969
                                                                   ---------             ---------
Commitments and contingencies (Note 4)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, no shares issued or outstanding
   Common Shares, $.01 par value, 100,000,000 shares
      authorized, 33,113,211 and 32,848,608 shares
      issued and outstanding at March 31, 1998 and
      December 31, 1997, respectively                                    331                   328
   Additional paid-in capital                                        359,375               355,828
   Unearned compensation                                              (2,124)               (1,812)
   Distributions in excess of net earnings                           (27,123)              (11,706)
                                                                   ---------             ---------

              Total shareholders' equity                             330,459               342,638
                                                                   ---------             ---------

              Total liabilities and shareholders' equity           $ 692,133             $ 592,607
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

                              INNKEEPERS USA TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                          Three Months Ended
                                                               March 31,
                                                   ------------------------------
                                                        1998             1997
                                                        ----             ----
                                                    (Unaudited)       (Unaudited)
Revenue:
   Percentage Lease revenue                          $ 13,336          $ 12,380
   Other revenue                                          176               345
                                                     --------          --------
      Total revenue                                    13,512            12,725
                                                     --------          --------

Expenses:
   Depreciation                                         7,441             3,217
   Amortization of franchise costs                         18                17
   Ground rent                                            112                88
   Interest expense                                     4,805             1,997
   Amortization of loan origination
      fees                                                268               256
   Real estate and personal
      property taxes and property
      insurance                                         2,355             1,129
   General and administrative                           1,126               430
   Amortization of unearned
      compensation                                        149                10
                                                     --------          --------
          Total expenses                               16,274             7,144
                                                     --------          --------

Income (loss) before minority interest
   and extraordinary loss                              (2,762)            5,581
Minority interest, common                                 549              (234)
Minority interest, preferred                           (1,173)           (1,117)
Extraordinary loss                                     (2,760)
                                                     --------          --------
Net income (loss) (Note 2)                           $ (6,146)         $  4,230
                                                     ========          ========

Basic earnings (loss) per share before
   extraordinary loss                                $  (0.10)         $   0.19
Basic earnings (loss) per share                         (0.19)             0.19
Diluted earnings (loss) per share before
   extraordinary loss                                   (0.10)             0.19
Diluted earnings (loss) per share                       (0.19)             0.19






        The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands, except supplemental non-cash financing activities)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                            1998             1997
                                                                            ----             ----
                                                                        (Unaudited)       (Unaudited)

Cash flows from operating activities:
     Net income (loss)                                                   $  (6,146)        $   4,230
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                                      7,876             3,500
          Minority interest, common and preferred                              624             1,351
          Extraordinary loss                                                 2,760
     Changes in operating assets and liabilities:
          Due from Lessees                                                  (6,896)           (3,227)
          Deferred expenses, net                                                              (1,087)
          Other assets                                                         214                10
          Accounts payable and other accrued expenses                          417               101
          Deferred Percentage Lease revenue                                 10,344
                                                                         ---------         ---------

              Net cash provided by operating activities                      9,193             4,878
                                                                         ---------         ---------


Cash flows from investing activities:
     Investment in hotel properties                                        (99,133)          (34,600)
     Net deposits into restricted cash accounts                                (34)           (4,300)
     Payments for franchise fees                                               (27)
     Deposits under purchase agreements                                       (250)
                                                                         ---------         ---------

             Net cash used in investing activities                         (99,444)          (38,900)
                                                                         ---------         ---------

Cash flows from financing activities:
     Proceeds from long-term debt                                          268,330             5,120
     Payments on long-term debt                                           (163,666)              (26)
     Dividend reinvestment plan and shelf registration costs paid              (24)             (121)
     Distributions paid to Unit holders                                     (1,961)             (195)
     Distributions paid to common shareholders                              (8,541)           (5,022)
     Loan origination fees and costs paid                                   (2,473)             (420)
                                                                         ---------         ---------

             Net cash provided (used) by financing activities               91,665              (664)
                                                                         ---------         ---------

Net increase (decrease) in cash and cash equivalents                         1,414           (34,686)

Cash and cash equivalents at beginning of period                             4,228            40,339
                                                                         ---------         ---------


Cash and cash equivalents at end of period                               $   5,642         $   5,653
                                                                         =========         =========

Supplemental cash flow information:
  Interest paid                                                          $   4,936         $   1,726
                                                                         =========         =========


Supplemental non-cash financing activities:

  The Company issued 369,816 Common Units with a deemed value at the time of issuance of $4,920,000 for the acquisition of two hotel properties during the three months ended March 31,1997.

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

2.       CHANGE IN ACCOUNTING PRINCIPLE

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees. The

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Company adopted the provisions of EITF 98-9 as a change in accounting principle and restated the first quarter results of 1998 in accordance with the new pronouncement. The following table presents the effects of the adoption of the provisions of EITF 98-9 on the three months ended March 31, 1998 and 1997 (in thousands, except per share data):



                                                         Three Months Ended
                                                               March 31,
                                                        ----------------------

                                                         1998            1997
                                                         ----            ----
PRO FORMA AMOUNTS - EITF 98-9 APPLIED (A):
Percentage Lease revenue                               $13,336         $ 5,991

Net loss applicable to
common shareholders                                     (6,146)         (1,823)

Basic and diluted
loss per share                                           (0.19)          (0.08)

AMOUNTS ACTUALLY REPORTED - EITF 98-9
NOT APPLIED (B):
Percentage Lease revenue                                23,680          12,380

Net income applicable to
common shareholders                                      3,357           4,230

Basic and diluted
earnings per share                                        0.10            0.19


         (a) The 1998 amounts reflect the adoption of the provisions of EITF 98-9 and are the amounts reported in the accompanying statements of income. The 1997 amounts assume that the provisions of EITF 98-9 were applied as of January 1, 1997.

         (b) The 1998 amounts assume that the provisions of EITF 98-9 were not applied and are the amounts originally reported. The 1997 amounts are as reported in the accompanying statements of income and do not reflect the adoption of the provisions of EITF 98-9.

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

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 1998 and 1997:

                                                                    1998                  1997
---------------------------------------------------------------------------------------------------
         Numerator for basic and diluted earnings per share:
              Net income (loss) before extraordinary loss      $ (3,386,000)         $ 4,230,000
              Net income (loss)                                  (6,146,000)           4,230,000

         Denominator:
              Denominator for basic
                  earnings per share -
                  weighted average shares                        32,858,291           22,310,651
              Effect of dilutive securities:
                  Stock options                                     316,661              168,689
                  Restricted shares                                  20,325                5,493
                                                               ------------          -----------
              Denominator for diluted
                  earnings per share -
                  adjusted weighted
                  average shares                                 33,195,277           22,484,833
                                                               ============          ===========

         Basic earnings (loss) per share before
              extraordinary loss                                     $(0.10)               $0.19
         Basic earnings (loss) per share                              (0.19)                0.19

         Diluted earnings (loss) per share before
              extraordinary loss                                      (0.10)(a)             0.19
         Diluted earnings (loss) per share                            (0.19)(a)             0.19


         (a) The effect of dilutive securities is not considered in calculating these amounts.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.       COMMITMENTS AND CONTINGENCIES

         Pursuant to the partnership agreement, limited partners who hold Common Units have redemption rights ("Redemption Rights") which enable them to redeem their Common Units for cash or, at Innkeeper's option, common shares on a one-for-one basis. The Redemption Rights become (or became) effective as follows (without regard to redemptions which may have previously occurred):

                           Number of                     Effective
                          Common Units                     Date
                          ------------                  -----------
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

         Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance at the Hotels. Additionally, the Company must make available to the Lessees on a monthly basis an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment at the Hotels. The Second and Third Term Loans require that the Company make available for such purposes, at the eight Hotels collateralizing that loan, an additional 1.0% (for a total of 5.0%) of room revenues from such Hotels.

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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         Three Months Ended
                                                               March 31,
                                                      ------------------------

                                                        1998             1997
                                                        ----             ----
Revenue:
   Percentage Lease revenue (A)                       $ 14,074         $ 13,974
   Other revenue                                           176              345
                                                      --------         --------
         Total revenue                                  14,250           14,319
                                                      --------         --------
Expenses:
   Depreciation                                          7,441            6,654
   Amortization of franchise costs                          23               27
   Ground rent                                             112               88
   Interest expense                                      5,037            4,977
   Amortization of loan origination fees                   268              383
   Real estate and personal property taxes
      and property insurance                             2,383            1,983
   General and administrative                            1,126              785
   Amortization of unearned compensation                   149               10
                                                      --------         --------
         Total expenses                                 16,539           14,907
                                                      --------         --------

Loss before minority interest and
    extraordinary loss                                  (2,289)            (588)
Minority interest, common                                  273              135
Minority interest, preferred                            (1,173)          (1,117)
                                                      --------         --------
         Net loss before extraordinary loss           $ (3,189)        $ (1,570)
                                                      ========         ========

Diluted loss per share                                $  (0.10)        $  (0.05)


(a) Recognized in accordance with EITF 98-9, see Note 2.

                                    JF HOTEL
                             COMBINED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                   March 31, 1998       December 31, 1997
                                                   --------------       -----------------
                                                    (Unaudited)
                                          ASSETS
Current assets:
  Cash and cash equivalents                           $16,090              $  7,863
  Marketable securities                                 1,947                 1,775
  Accounts receivable, net                              6,462                 3,090
  Inventory                                                20                    23
  Prepaid expenses                                        249                   351
                                                    ---------              --------

      Total current assets                             24,768                13,102

Other assets                                              169                   180
                                                    ---------              --------

      Total assets                                    $24,937              $ 13,282
                                                      =======              ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 5,406              $  3,061
  Accrued expenses                                      2,990                 2,055
  Payable to Manager                                    2,794                 2,025
  Due to Partnership                                    9,805                 3,791
                                                      -------              --------

      Total current liabilities                        20,995                10,932

Other long-term liabilities                               585                   585
                                                      -------              --------

      Total liabilities                                21,580                11,517
                                                      -------              --------
Commitments (Note 2)

Shareholders' equity:
  Common shares, $1 par value, 3,000 shares
     authorized issued and outstanding                      3                     3
  Unrealized gain on marketable securities                657                   562
  Retained earnings                                     2,697                 1,200
                                                      -------              --------

      Total shareholders' equity                        3,357                 1,765
                                                      -------              --------

      Total liabilities and shareholders' equity      $24,937              $ 13,282
                                                      =======              ========

         The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                          COMBINED STATEMENTS OF INCOME
                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                    -------------------------------
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

2.       COMMITMENTS

         RIBM operates 20 of the Hotels under management agreements with the JF Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements, generally, have an initial term of 13 years and provide for a base fee of 2% of gross revenues at the RIBM managed hotels and an incentive fee which is 50% of available cash flow, as defined. For seven of the JF Leased Hotels, the RIBM Management Agreements provide for an incentive fee of 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The payment of incentive fees is subordinate to the JF Lessee's obligations under the Percentage Leases at the RIBM managed hotels. The RIBM Management Agreements also contain substantial penalties for

                                    JF HOTEL
           NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS, CONTINUED


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

The Company acquired the following hotel properties during the three months ended March 31, 1998:


                                    Number of        Date                Purchase
Hotel                             Suites/Rooms      Acquired              Price
-----                             ------------      --------              -----
Residence Inn-Bothell, WA            120         January 9, 1998       $11,750,000
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


(a) Aggregate purchase price of $83,000,000

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE HOTELS

The following chart summarizes information regarding the Hotels at March 31, 1998.


                                               Number of               Number of
Franchise Affiliation                      Hotel Properties          Rooms/Suites
---------------------                      ----------------          ------------
Upscale extended-stay hotels:
   Residence Inn                                 38                     4,385
   Summerfield Suites                             6                       759*
   Sunrise Suites                                 1                        96
                                                ---                    ------
                                                 45                     5,240
Mid-priced extended-stay hotels:
   Sierra Suites                                  2                       202
                                                ---                    ------
Limited service hotels:
   Hampton Inn                                   12                     1,527
   Comfort Inn                                    1                       127
   Holiday Inn Express                            1                       204
                                                 --                      ----
                                                 14                     1,858
Full service hotels:
   Sheraton Inn                                   1                       139
                                                 --                     -----

  Total                                          62                     7,439
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


                                           Three Months ended
                                                 March 31,                  %
                                           1997           1998          Inc (dec)
                                          -----           ----          ---------
Portfolio (1)
Average Daily Rate                       $90.15          $ 99.09             9.9
Occupancy                                 77.5%            78.1%              .7
RevPAR                                   $69.89          $ 77.34            10.7


By Type
Upscale Extended Stay Hotels (2)
   Average Daily Rate                    $95.66          $106.70            11.5
   Occupancy                              82.2%            81.5%            (.9)
   RevPAR                                $78.65          $ 86.90            10.5

Limited Service Hotels (3)
   Average Daily Rate                    $71.26           $76.58             7.5
   Occupancy                              64.9%            68.0%             4.8
   RevPAR                                $46.26           $52.11            12.6


(1) 61 hotels (excludes one hotel closed during the first quarter of 1997 due to renovation)
(2)  45 hotels
(3) 14 hotels (excludes one hotel closed during the first quarter of 1997 due to renovation)

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the"EITF") issued EITF number 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees.

The Company's Percentage Leases provide for rent equal to the greater of (i) fixed annual base rent or (ii) rent based on percentages of room revenues for each of the hotels ("Percentage Rent"). The Company's Percentage Leases are structured to provide Percentage Rent equal to a certain percentage (generally 30%) of a specified level of room revenues which is expressed on an annual basis (the "Threshold"), and a certain higher percentage (generally 68%) of room revenues in excess of the Threshold. Prior to EITF 98-9 the Company, in accordance with industry practice, recognized Percentage Lease revenue in interim periods equal to Percentage Rent due under the Percentage Leases. Under the terms of the Percentage Leases, Percentage Rent is calculated by applying the percentage rent formula to year-to-date room revenue using a prorated portion of the Threshold (i.e., 25% for the first quarter, 50% for the second quarter, etc.). Thus, "higher tier" percentage rent was recognized as income, and collected from the Company's Lessees, in interim periods before room revenues exceeded the Threshold. EITF 98-9 clarifies that meeting the Threshold is a contingency that must be met before higher tier percentage rent can be recognized as current income. This will generally result in base rent being recognized as revenue in the first and second quarters and percentage rents already collected or due from the Lessees being deferred and recognized as revenue in the third and/or fourth quarters. The adoption of EITF 98-9 had no effect on the Percentage Rent payments due under the Percentage Leases.

The Company adopted the provisions of EITF 98-9 as a change in accounting principle and restated the first quarter results of 1998 in accordance with the new pronouncement. The Company was not required to, and did not, restate the 1997 amounts in the accompanying statements of income. However, the effects of adopting the provisions of EITF 98-9 on the 1997 amounts is reflected in Note 2 to the financial statements. The effect of the change as reflected in Note 2 on the three months ended March 31, 1998 and 1997 was to: decrease Percentage Lease revenue by $10,344,000 and $6,389,000, respectively; decrease minority interest, common by $841,000 and $336,000, respectively; and decrease net income applicable to common shareholders by $9,503,000 and $6,053,000, respectively.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At March 31, 1998 "deferred Percentage Lease revenue" of $10,344,000 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases which the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 1998. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized.

The following is a discussion of the results of operations for the Company.

Comparison of the Three Months Ended March 31, 1998 ("1998") to the Three Months Ended March 31"1997) ("1997")

The increase in Percentage Lease revenue for 1998 from 1997 is attributable to the RevPAR growth at the Company's hotels and the increase in the number of hotels owned as discussed below offset by the change in the Company's revenue recognition policy as discussed previously. Included in deferred Percentage Lease revenue at March 31, 1998 is $10,344,000 of first quarter percentage rents collected or due from the Lessees which management expects the Company to recognize as Percentage Lease revenue in the third and/or fourth quarters of 1998. For comparability purposes only, assuming that amounts included in deferred Percentage Lease revenue at March 31, 1998 were earned March 31, 1998, the Company would have had revenues for 1998 of $23,856,000 consisting of $23,680,000 of Percentage Lease revenue from the Lessees and $176,000 of other revenue, compared with $12,725,000, $12,380,000 and 345,000, respectively, for 1997. This increase due, primarily, to the RevPAR growth of approximately 10.7% at the Company's Hotels and the number of hotels owned increasing from 32 at January 1, 1997 to 35 at March 31, 1997 to 56 at January 1, 1998 and to 62 at March 31, 1998.

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

Net income (loss) for 1998 was $(6,146,000), or $(0.19) per diluted share, compared with $4,230,000, or $0.19 per diluted share, for 1997. This decrease was due to the extraordinary loss related to the extinguishment of the Company's Previous Line of Credit and the change in the Company's revenue recognition policy as discussed previously.

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

The Company has implemented EITF 98-9 and further presented "Adjusted FFO." Adjusted FFO is FFO calculated as described previously with an adjustment for Percentage Lease revenue deferred in accordance with EITF 98-9. The Company believes that Adjusted FFO will enable readers of its financial statements to more fully understand the fundamentals of its business and operations because the adoption of EITF 98-9 had no effect on the Percentage Rent payments due under the Percentage Leases.

The following presents the Company's calculation of FFO, Adjusted FFO, FFO per share and Adjusted FFO per share (in thousands, except share and per share data):

                                                       Three Months Ended
                                                            March 31,
                                               ---------------------------------
                                                     1998                 1997
                                                     ----                 ----
Net income (loss) applicable to
 common shareholders                          $     (6,146)         $      4,230
Minority interest, common                             (549)                  234
Minority interest, preferred                         1,173                 1,117
Extraordinary loss                                   2,760
Depreciation                                         7,441                 3,217
                                              ------------          ------------

FFO                                                  4,679                 8,798
Deferred Percentage Lease revenue                   10,344
                                              ------------          ------------

Adjusted FFO                                  $     15,023          $      8,798
                                              ============          ============
Denominator for diluted
 earnings per share                             33,195,237            22,484,833
Weighted average
 Common Units                                    2,947,316             1,113,289
Weighted average
 Preferred Units                                 4,063,329             4,063,329
                                              ------------          ------------
Denominator for FFO and
 Adjusted FFO per share                         40,205,922            27,661,451
                                              ============          ============

FFO per share                                 $       0.12          $       0.32
                                              ============          ============

Adjusted FFO per share                        $       0.37          $       0.32
                                              ============          ============


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

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION

ITEM 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits -

                     27 - Financial Data Schedule (SEC Use only)

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



                                              INNKEEPERS USA TRUST



November 6, 1998                              /s/ Gregory M. Fay
----------------                              --------------------------------
                                              Gregory M. Fay
                                              Vice-President of Accounting
                                              (Chief Accounting Officer)