Form 10-Q
period 1998-09-30
INNKEEPERS USA TRUST/FL
filed 1998-11-12
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                     X    Yes       No

The number of common shares of beneficial interest, $.01 par value, outstanding on October 26, 1998 was 34,182,427.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                                                         Page Number
PART I.           Financial Information

Item 1.           Financial Statements

                  INNKEEPERS USA TRUST

                  Consolidated Balance Sheets at
                     September 30, 1998 (unaudited) and December 31, 1997                                     1
                  Consolidated Statements of Income for the
                     three and nine months ended September 30, 1998 (unaudited)
                     and 1997 (unaudited)                                                                     2
                  Consolidated Statements of Cash Flows for
                     the nine months ended September 30, 1998 (unaudited)
                     and 1997 (unaudited)                                                                     3
                  Notes to Consolidated Financial Statements                                                  4


                  JF HOTEL

                  Combined Balance Sheets at September 30,
                     1998 (unaudited) and December 31, 1997                                                  13
                  Combined Statements of Income for the
                     three and nine months ended September 30, 1998 (unaudited)
                     and 1997 (unaudited)                                                                    14
                  Combined Statements of Cash Flows for
                     the nine months ended September 30, 1998 (unaudited)
                     and 1997 (unaudited)                                                                    15

                  Notes to Combined Financial Statements                                                     16

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                     18

Item 3.           Quantitative and Qualitative Disclosures About
                     Market Risk                                                                             30

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                           31

                  Signature                                                                                  32

                              INNKEEPERS USA TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                   September 30, 1998       December 31, 1997
                                                                   ------------------       -----------------
                                                                      (Unaudited)
                                     ASSETS
Investment in hotel properties:
   Land and improvements ...................................            $  89,434             $  71,508
   Buildings and improvements ..............................              556,027               449,813
   Furniture and equipment .................................               79,513                63,439
   Renovations in process ..................................               19,321                14,837
   Hotels under development ................................                  158                 1,911
                                                                        ---------             ---------
                                                                          744,453               601,508

   Accumulated depreciation ................................              (58,671)              (35,865)
                                                                        ---------             ---------

   Net investment in hotel properties ......................              685,782               565,643

Cash and cash equivalents ..................................                1,206                 4,228
Restricted cash and cash equivalents .......................                7,520                 6,748
Due from Lessees ...........................................               13,991                 4,417
Deferred expenses, net .....................................                4,260                 5,235
Deposits under purchase agreements .........................                1,000                 5,050
Other assets ...............................................                1,119                 1,286
                                                                        ---------             ---------

              Total assets .................................            $ 714,878             $ 592,607
                                                                        =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt .............................................            $ 171,494             $ 160,455
Accounts payable and other accrued expenses ................                8,003                 4,461
Distributions payable ......................................               12,989                10,501
Deferred Percentage Lease revenue ..........................               17,916
Minority interest in Partnership ...........................               61,692                74,552
                                                                        ---------             ---------

              Total liabilities ............................              272,094               249,969
                                                                        ---------             ---------

Commitments and contingencies (Note 5)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, 4,630,000 shares issued and outstanding at
      September 30, 1998 ...................................              115,750
   Common Shares, $.01 par value, 100,000,000 shares
      authorized, 34,182,427 and 32,848,608 shares
      issued and outstanding at September 30,1998 and
      December 31, 1997, respectively ......................                  342                   328
   Additional paid-in capital ..............................              363,156               355,828
   Unearned compensation ...................................               (1,847)               (1,812)
   Distributions in excess of net earnings .................              (34,617)              (11,706)
                                                                        ---------             ---------

              Total shareholders' equity ...................              442,784               342,638
                                                                        ---------             ---------

              Total liabilities and shareholders' equity ...            $ 714,878             $ 592,607
                                                                        =========             =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                       September 30,
                                                     -------------                       -------------
                                               1998               1997               1998            1997
                                               ----               ----               ----            ----
                                            (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
Revenue:
   Percentage Lease revenue                    $32,343           $20,424           $61,236           $47,736
   Other revenue                                   217               407               581               964
                                               -------           -------           -------           -------
          Total revenue                         32,560            20,831            61,817            48,700
                                               -------           -------           -------           -------

Expenses:
   Depreciation                                  7,739             5,608            22,806            12,607
   Amortization of franchise costs                  19                16                55                49
   Ground rent                                     114               112               339               288
   Interest expense                              3,286             2,845            12,008             7,291
   Amortization of loan origination
      fees                                         269               391               784               795
   Real estate and personal
      property taxes and property
      insurance                                  2,291             1,695             7,051             3,948
   General and administrative                      842               679             2,786             1,697
   Amortization of unearned
       compensation                                129               237               426               294
                                               -------           -------           -------           -------
          Total expenses                        14,689            11,583            46,255            26,969
                                               -------           -------           -------           -------

Income before minority interest
   and extraordinary loss                       17,871             9,248            15,562            21,731
Minority interest, common                      ( 1,084)             (736)             (392)           (1,316)
Minority interest, preferred                   ( 1,173)           (1,159)           (3,520)           (3,393)
Extraordinary loss                                                                  (2,760)
                                               -------           -------           -------           -------
Net income (Note 2)                             15,614             7,353             8,890            17,022

Preferred share dividends                       (2,496)                             (3,688)
                                               -------           -------           -------           -------
Net income applicable
 to common shareholders (Note 2)               $13,118           $ 7,353           $ 5,202           $17,022
                                               =======           =======           =======           =======


Earnings per share data (Note 2):
  Basic - before extraordinary loss            $  0.39           $  0.25           $  0.24           $  0.69
  Extraordinary loss                                                                 (0.08)
                                               -------           -------           -------           -------
  Basic                                        $  0.39           $  0.25           $  0.16           $  0.69
                                               =======           =======           =======           =======

  Diluted - before extraordinary loss          $  0.38           $  0.25           $  0.24           $  0.69
  Extraordinary loss                                                                 (0.08)
                                               -------           -------           -------           -------
  Diluted                                      $  0.38           $  0.25           $  0.16           $  0.69
                                               =======           =======           =======           =======




The accompanying notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (in thousands, except supplemental non-cash financing activities)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                                 -------------
                                                                              1998           1997
                                                                              ----           ----
                                                                           (unaudited)    (unaudited)
Cash flows from operating activities:
     Net income                                                            $   8,890           $  17,022
     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                                       24,071              13,745
          Minority interest                                                    3,912               4,709
          Extraordinary loss                                                   2,760
         Changes in operating assets and liabilities:
          Due from Lessees                                                    (9,574)             (5,634)
          Other assets                                                           167                (124)
          Accounts payable and other accrued expenses                          3,542               1,681
          Deferred Percentage Lease revenue                                   17,916
                                                                           ---------           ---------

             Net cash provided by operating activities                        51,684              31,399
                                                                           ---------           ---------

Cash flows from investing activities:
     Investment in hotel properties                                         (137,699)           (157,997)
     Net deposits into restricted cash accounts                                 (772)             (6,446)
     Payments for franchise fees                                                 (82)               (166)
     Deposits under purchase agreements                                       (1,000)               (300)
                                                                           ---------           ---------

             Net cash used in investing activities                          (139,553)           (164,909)
                                                                           ---------           ---------

Cash flows from financing activities:
     Proceeds from long-term debt                                            296,064             161,328
     Payments on long-term debt                                             (285,025)           (161,748)
     Dividend reinvestment plan and shelf registration costs paid                (32)                (81)
     Distributions paid to unit holders                                       (5,903)             (3,103)
     Distributions paid to common shareholders                               (29,025)            (16,258)
     Redemption of units                                                         (64)
     Proceeds from issuance of common shares, net                                                135,438
     Proceeds from issuance of preferred shares, net                         111,570
     Loan origination fees and costs paid                                     (2,738)             (3,515)
                                                                           ---------           ---------

             Net cash provided by financing activities                        84,847             112,061
                                                                           ---------           ---------

Net decrease in cash and cash equivalents                                     (3,022)            (21,449)
Cash and cash equivalents at beginning of period                               4,228              40,339
                                                                           ---------           ---------

Cash and cash equivalents at end of period                                 $   1,206           $  18,890
                                                                           =========           =========

Supplemental cash flow information:
     Interest paid                                                         $  12,043           $   7,463
                                                                           =========           =========

Supplemental non-cash financing activities:

         The Company issued 2,307,763 Common Units, with a deemed value at the time of issuance of $33,995,000, for the acquisition of 11 hotel properties during the nine months ended September 30, 1997.

The accompany notes are an integral part of these consolidated financial statements.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.       ORGANIZATION AND RECENT DEVELOPMENTS

         ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which commenced operations on September 30, 1994. At September 30, 1998, Innkeepers owned interests in 64 hotels with an aggregate of 7,684 rooms (the "Hotels") through its 95.1% interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 39 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, three Sierra Suites hotels, one Comfort Inn hotel, one hotel which is in the process of being converted to a Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 24 states, with ten hotels located in California.

         The Company leases 54 of the Hotels to JF Hotel, Inc. (or other entities under common ownership, collectively the "JF Lessee") and ten of the Hotels to affiliates of Patriot American Hospitality, Inc. (the "Summerfield Lessee" and collectively with the JF Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). Two officers of the Company are the shareholders of the JF Lessee and a trustee of the Company is a director of the Summerfield Lessee.

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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



1.       ORGANIZATION AND RECENT DEVELOPMENTS, CONTINUED

         On April 24, 1998 the Company entered into an agreement to acquire a portfolio of six newly constructed Residence Inn by Marriott hotels from an affiliate of Marriott International, Inc. ("Marriott") for an aggregate purchase price of approximately $89.1 million, which may be paid in a combination of cash and common units of limited partnership interest in the Partnership ("Common Units"). The Company will acquire each hotel within 90 days of opening, which is expected to occur between July and December 1998. The hotels are located in San Jose, California; Gaithersburg, Maryland; Chicago/O'Hare, Illinois; Richmond, Virginia; Detroit/Livonia, Michigan; and Atlanta, Georgia. The Company anticipates leasing the hotels to the JF Lessee and that the hotels will be managed by Marriott. The Company currently intends to utilize its New Line of Credit (as defined in Note 3) to fund the entire purchase price.

         On May 18 and 27, 1998 the Company sold an aggregate of 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares") at $25 per share in a private offering underwritten by EVEREN Securities, Inc. The total underwriting discount was $3,796,600. The offering was exempt from registration under Rule 144A. The Series A Preferred Shares are convertible into 1.4811 common shares at any time. The Series A Preferred Shares are redeemable by the Company after May 18, 2003 and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The net pro-ceeds of the preferred offering were used to repay borrowings outstanding under the New Line of Credit. On September 2, 1998, the SEC declared effective a registration statement covering the resale of Series A Preferred Shares acquired in the 144A Offering or a subsequent exempt resale.

         On June 22, 1998, the Company opened a 113-room Sierra Suites hotel located in Westborough, Massachusetts. The cost of development of the hotel was funded through available cash and the New Line of Credit.

         On July 10, 1998, the Company purchased a 132-room Residence Inn by Marriott hotel located in Gaithersburg, Maryland under its previously described agreement with Marriott. The purchase price of approximately $15,800,000 was funded through available cash and the New Line of Credit.

         On October 9, 1998, the Company purchased a 120-room Residence Inn by Marriott hotel located in Atlanta (Peachtree Corners), Georgia under its previously described agreement with Marriott. The purchase price of approximately $11,100,000 was funded through available cash and the New Line of Credit.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



1.       ORGANIZATION AND RECENT DEVELOPMENTS, CONTINUED

         On October 22, 1998, the Company sold its 3 Sierra Suites hotels, with an aggregate of 315 rooms, to Sierra Hotel Associates, L.P. for approximately $16.8 million in cash and the redemption of 233,612 Common Units. The Company recognized a gain of approximately $500,000 on the sale of these hotels.

         On November 6, 1998, the Company purchased a 150-room Residence Inn by Marriott hotel located in San Jose, California under its previously described agreement with Marriott. The purchase price of approximately $20,800,000 was funded through available cash and the New Line of Credit.

2.       CHANGE IN ACCOUNTING PRINCIPLE

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") released EITF issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees. The Company adopted the provisions of EITF 98-9 as a change in accounting principle, restated the first quarter results of 1998 and recorded the results of the second and third quarters in accordance with the new pronouncement. The following table presents the effects of the adoption of the provisions of EITF 98-9 on the three and nine months ended September 30, 1998 and 1997 (in thousands, except per share data).

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



2.       CHANGE IN ACCOUNTING PRINCIPLE, CONTINUED

                                          Three Months Ended                 Nine Months Ended
                                             September 30,                     September 30,
                                         ---------------------             ---------------------
                                         1998             1997             1998             1997
                                         ----             ----             ----             ----
PRO FORMA AMOUNTS - EITF 98-9
APPLIED(A):
Percentage Lease revenue               $32,343          $23,331          $61,236          $36,209

Net income applicable to
common shareholders                     13,118           10,270            5,202            6,322

Basic and diluted
earnings per share                        0.38             0.35             0.16             0.25

PRO FORMA AMOUNTS - EITF 98-9
NOT APPLIED(B):
Percentage Lease revenue                29,015           20,424           79,152           47,736

Net income applicable to
common shareholders                     10,244            7,353           21,864           17,022

Basic and diluted
earnings per share                        0.30             0.25             0.65             0.69



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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




3.       LONG-TERM DEBT

         On February 19, 1998, the Company refinanced $40,000,000 of borrowings outstanding under the Previous Line of Credit with a new term loan (the "Third Term Loan"). The terms of the Third Term Loan are similar to the Company's other two term loans (the "First Term Loan" and "Second Term Loan"), except that the interest rate is fixed at 7.02%. At September 30, 1998, 26 of the Company's hotel properties collateralize its long-term debt.

         On February 19, 1998, the Company obtained a new line of credit (the "New Line of Credit"). The New Line of Credit is uncollateralized and has a maximum borrowing amount of $250,000,000. The interest rate on the New Line of Credit is LIBOR plus 122.5 to 162.5 basis points and at September 30, 1998 borrowings under the New Line of Credit bore interest at approximately 7.0%. At September 30, 1998, the Company had approximately $209,000,000 in additional borrowing capacity under the New Line of Credit, subject to borrowing base availability as defined under the loan agreement. The Company utilized the New Line of Credit to repay borrowings outstanding on the Previous Line of Credit and the $59,320,000 loan which was assumed as described under "Recent Developments" in Note 1 above. Upon closing of the New Line of Credit, the Previous Line of Credit was extinguished. The Company was amortizing the loan origination fees and costs incurred in connection with the Previous Line of Credit over its original three-year term. When the Previous Line of Credit was extinguished and replaced with the New Line of Credit, those loan origination fees and costs were expensed immediately and recognized as an extraordinary loss of approximately $2,760,000 in February 1998.

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997:

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



4.       EARNINGS PER SHARE, CONTINUED


                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                  ----------------------             ---------------------
                                                  1998              1997             1998             1997
                                                  ----              ----             ----             ----
Numerator for basic and diluted
  earnings per share:
   Net income                                 $15,614,000       $ 7,353,000       $8,890,000      $17,022,000
   Preferred share dividends                   (2,496,000)                        (3,688,000)
                                              -----------       -----------       ----------      -----------
   Net income applicable
     to common shareholders                    13,118,000         7,353,000        5,202,000       17,022,000
   Extraordinary loss                                                              2,760,000
                                              -----------       -----------       ----------      -----------
   Net income applicable
     to common shareholders
     before extraordinary loss                $13,118,000       $ 7,353,000       $7,962,000      $17,022,000
                                              ===========       ===========       ==========      ===========

Denominator:
   Denominator for basic
     earnings per share -
     weighted average shares                   34,035,451        29,142,559        3,295,209       24,616,887
   Effect of dilutive securities:
      Stock options                                72,557           276,389          210,610          213,842
      Restricted shares                             3,154            27,106           12,297           11,492
                                              -----------       -----------       ----------      -----------
Denominator for diluted
      earnings per share - adjusted
      weighted average shares                  34,111,162        29,446,054        3,518,116       24,842,221
                                              ===========       ===========       ==========      ===========

Earnings per share data:
     Basic - before extraordinary loss        $      0.39       $      0.25       $     0.24      $      0.69
     Extraordinary loss                                                                (0.08)
                                              -----------       -----------       ----------      -----------

     Basic                                    $      0.39       $      0.25       $     0.16      $      0.69
                                              ===========       ===========       ==========      ===========

     Diluted - before extraordinary loss      $      0.38       $      0.25       $     0.24      $      0.69
     Extraordinary loss                                                                (0.08)
                                              -----------       -----------       ----------      -----------

     Diluted                                  $      0.38       $      0.25       $     0.16      $      0.69
                                              ===========       ===========       ==========      ===========

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



5.        COMMITMENTS AND CONTINGENCIES

          Pursuant to the Partnership's partnership agreement, limited partners who hold Common Units have redemption rights ("Redemption Rights") which enable them to redeem their Common Units for cash or, at Innkeepers' option, common shares on a one-for-one basis. The Redemption Rights for units outstanding at September 30, 1998 become (or became) effective as follows:


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


          Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem their Preferred Units for cash or, at Innkeepers' option, common shares on a one-for-one basis at any time after November 1, 1998. The aggregate number of Preferred Units outstanding was 4,063,329 at September 30, 1998.

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

          The Hotels are operated under franchise or management agreements with the Lessees as Residence Inn by Marriott, Summerfield Suites, Sierra Suites, Hampton Inn, Sheraton Inn, Holiday Inn Express or Comfort Inn hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the JF Lessee. For certain hotels which did not require a franchise transfer fee, the Company has advanced to the JF Lessee the working capital deposit required under the JF Lessee's management agreements with Residence Inn by Marriott, Inc. ("RIBM"). The franchise and management agreements require the Lessees to pay fees based on percentages of hotel revenue. The Company has guaranteed certain of the JF Lessee's obligations under the franchise licenses and the RIBM management agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.        COMMITMENTS AND CONTINGENCIES, CONTINUED

          Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance for the Hotels. Additionally, the Company must make available to the Lessees on a monthly basis an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels. The Second and Third Term Loans require that the Company make available for such purposes, for the Hotels collateralizing those loans, an additional 1.0% (for a total of 5.0%) of room revenues from such Hotels.

          The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness (the "Debt Limitation"). The Company's consolidated indebtedness was approximately $171,494,000 or 23.0% of its investment in hotels, at cost, at September 30, 1998.

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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    Nine Months Ended
                                                      September 30,
                                                      -------------
                                                  1998           1997
                                                  ----           ----
Revenue:
   Percentage Lease revenue (A)                 $ 61,465       $ 57,077
   Other revenue                                     581            964
                                                --------       --------
         Total revenue                            62,046         58,041
                                                --------       --------

Expenses:
   Depreciation                                   22,806         19,747
   Amortization of franchise costs                    71             75
   Ground rent                                       339            288
   Interest expense                                9,563          9,490
   Amortization of loan origination fees             784          1,049
   Real estate and personal property taxes
      and property insurance                       7,079          6,041
   General and administrative                      2,786          2,205
   Amortization of unearned compensation             426            294
                                                --------       --------
         Total expenses                           43,854         39,189
                                                --------       --------

Income before minority interest                   18,192         18,852
Minority interest, common                           (352)          (393)
Minority interest, preferred                      (3,520)        (3,352)
                                                --------       --------

Net income                                        14,320         15,107
Preferred share dividends                         (7,488)        (7,488)
                                                --------       --------

Net income applicable to
    common shareholders                         $  6,832       $  7,619
                                                ========       ========


Diluted earnings per share                      $   0.20       $   0.22
                                                ========       ========




(A) Recognized in accordance with EITF 98-9, see Note 2.

                                    JF HOTEL
                             COMBINED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                    September 30, 1998            December 31, 1997
                                                                    ------------------            -----------------
                                                                      (Unaudited)
                                                               ASSETS
Current assets:
  Cash and cash equivalents                                             $14,551                       $ 7,863
  Marketable securities                                                   2,328                         1,775
  Accounts receivable, net                                                8,005                         3,090
  Inventory                                                                  77                            23
  Prepaid expenses                                                          129                           351
                                                                        -------                       -------

      Total current assets                                               25,090                        13,102

Other assets                                                                173                           180
                                                                        -------                       -------

      Total assets                                                      $25,263                       $13,282
                                                                        =======                       =======

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $ 4,824                      $ 3,061
  Accrued expenses                                                        3,276                        2,055
  Payable to Manager                                                      3,203                        2,025
  Due to Partnership                                                     12,519                        3,791
                                                                        -------                      -------

      Total current liabilities                                          23,822                       10,932

Other long-term liabilities                                                 585                          585
                                                                        -------                      -------

      Total liabilities                                                  24,407                       11,517
                                                                        -------                      -------

Commitments (Note 2)

Shareholders' equity:
  Common shares, $1 par value, 3,000 shares
     authorized issued and outstanding                                        3                            3
  Unrealized gain on marketable securities                                   44                          562
  Retained earnings                                                         809                        1,200
                                                                        -------                      -------

      Total shareholders' equity                                            856                        1,765
                                                                        -------                      -------

      Total liabilities and shareholders' equity                        $25,263                      $13,282
                                                                        =======                      =======

The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                          COMBINED STATEMENTS OF INCOME
                                 (in thousands)




                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                                    -------------                        -------------
                                               1998               1997               1998            1997
                                               ----               ----              -----            ----
                                            (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
Gross operating revenue:
   Rooms                                      $48,359            $31,483          $136,660           $85,214
   Food and beverage                               13                129               290               468
   Telephone                                    1,392              1,055             4,069             3,049
   Other                                          875                678             2,548             1,817
                                            ---------          ---------          --------         ---------
       Gross operating revenue                 50,639             33,345           143,567            90,548

Departmental expenses:
   Rooms                                        9,982              5,924            27,371            15,978
   Food and beverage                               35                134               322               424
   Telephone                                      418                373             1,375             1,102
   Other                                          375                299             1,057               820
                                             --------           --------          --------         ---------
      Total departmental profit                39,829             26,615           113,442            72,224
                                             --------           --------          --------         ---------

Unallocated operating expenses:
    General and administrative                  3,721              2,135            10,643             6,128
    Franchise fees                              3,052              2,092             8,672             5,588
    Advertising and promotions                  2,229              1,353             6,308             3,759
    Utilities                                   1,854              1,377             5,353             3,789
    Repairs and maintenance                     2,077              1,378             5,940             3,844
    Management fees                               626              1,092             2,315             2,025
                                             --------           --------          --------           -------
        Total unallocated operating
          expenses                             13,559              9,427            39,231            25,133
                                             --------           --------          --------         ---------

        Gross profit                           26,270             17,188            74,211            47,091

Insurance                                        (172)              (174)             (681)             (543)
Lessee overhead                                  (672)              (411)           (1,814)           (1,692)
Percentage Lease payments                     (24,584)           (15,727)          (67,611)          (41,909)
                                             --------           --------          --------         ---------

       Net income                                 842                876             4,105             2,947

Other comprehensive income -
   unrealized gains (losses) on
   marketable securities                         (104)               248              (518)              396
                                             --------           --------          --------         ---------

       Comprehensive income                  $    738            $ 1,124           $ 3,587           $ 3,343
                                             ========            =======           =======           =======

The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                              -------------
                                                          1998           1997
                                                          ----           ----
                                                       (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income                                           $  4,105       $  2,947
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                           28             21
      Changes in operating assets and liabilities:
         Accounts receivable                              (4,915)        (3,896)
         Inventory                                           (54)            43
         Prepaid expenses                                    222             (3)
         Other assets                                                        50
         Accounts payable                                  1,763          1,350
         Accrued expenses                                  1,221          1,530
         Payable to Manager                                1,178          1,665
         Other liabilities                                                 (211)
         Due to Partnership                                8,728          3,408
                                                        --------       --------

         Net cash provided by operating activities        12,276          6,904
                                                        --------       --------

Cash flows from investing activities:
   Purchase of equipment                                     (21)
   Repayment of advances                                                    298
   Purchase of marketable securities                      (1,071)          (410)
                                                        --------       --------

         Net cash used in investing activities            (1,092)          (112)
                                                        --------       --------

Cash flows from financing activities:
   Dividends paid                                         (4,496)
                                                        --------       --------

         Net cash used in financing activities            (4,496)
                                                        --------       --------

Net increase in cash and cash equivalents                  6,688          6,792

Cash and cash equivalents at beginning of period           7,863          5,551
                                                        --------       --------

Cash and cash equivalents at end of period              $ 14,551       $ 12,343
                                                        ========       ========


The accompanying notes are an integral part of these combined financial statements.

                                    JF HOTEL
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         JF Hotel, Inc. and other entities with identical ownership (collectively "JF Hotel" or the "JF Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The JF Lessee commenced the leasing and operation of seven hotels on September 30, 1994 and at September 30, 1998 leased 54 hotels (the "JF Leased Hotels") from the Company.

         The JF Lessee operates 31 of the JF Leased Hotels, Residence Inn by Marriott, Inc. ("RIBM," a wholly-owned subsidiary of Marriott International, Inc.) operates 21 of the JF Leased Hotels, and an unaffiliated party operates two of the JF Leased Hotels.

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

2.       COMMITMENTS

         RIBM operates 21 of the JF Leased Hotels under management agreements with the JF Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements, generally, have an initial term of 13 years and provide for a base fee of 2% of gross revenues at the RIBM managed hotels and an incentive fee which is 50% of available cash flow, as defined in the RIBM Management Agreements. For seven of the JF Leased Hotels, the RIBM Management Agreements provide for an incentive fee of 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The payment of incentive fees is subordinate to the JF Lessee's obligations under the Percentage Leases at the RIBM managed hotels. The RIBM Management Agreements also contain substantial penalties for early termination without cause. Amounts due to RIBM under the RIBM Management Agreements are included in "Payable to Manager" in the accompanying combined balanced sheets. The right to operate the 21 hotels as Residence Inn by Marriott hotels is contained in the RIBM Management Agreements. In lieu of a franchise fee, the RIBM Management Agreements provide for a system fee of 5% of gross revenues at the RIBM managed hotels. The system fee is included in "Franchise fees" in the accompanying combined statements of income.

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

The Company acquired the following hotel properties during the nine months ended September 30, 1998:


                                                            Number of             Date                      Purchase
Hotel                                                     Suites/Rooms          Acquired                      Price
-----                                                     ------------          --------                      -----
Residence Inn - Bothell, WA                                   120             January 9, 1998              $11,750,000
Residence Inn - Lynnwood, WA                                  120             January 14, 1998                     (a)
Residence Inn - Vancouver, WA                                 120             January 14, 1998                     (a)
Residence Inn - Bellevue, WA                                  120             January 14, 1998                     (a)
Residence Inn - Tukwila, WA                                   144             January 14, 1998                     (a)
Residence Inn - Lake Oswego, OR                               112             January 14, 1998                     (a)
Sierra Suites - Westborough, MA                               113             June 22, 1998                  $7,900,000
Residence Inn - Gaithersburg, MD                              132             July 10, 1998                        (b)

(a) Aggregate purchase price of $83,000,000
(b) Aggregate purchase price is $89,100,000, which includes five hotels which have not yet been purchased as of September 30, 1998.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED





THE HOTELS

The following chart summarizes information regarding the Hotels at September 30, 1998.


                                                        Number of                   Number of
Franchise Affiliation                               Hotel Properties              Rooms/Suites
---------------------                               ----------------              ------------
Upscale extended-stay hotels:
         Residence Inn                                    39                        4,517
         Summerfield Suites                                6                          759*
         Sunrise Suites                                    1                           96
                                                          --                        -----
                                                          46                        5,372
                                                          --                        -----
Mid-priced extended-stay hotels:
         Sierra Suites                                     3                          315
                                                          --                        -----

Limited service hotels:
         Hampton Inn                                      12                        1,527
         Courtyard by Marriott                             1                          139
         Comfort Inn                                       1                          127
         Holiday Inn Express                               1                          204
                                                          --                        -----
                                                          14                        1,997
                                                          --                        -----

  Total                                                   64                        7,684
                                                          ==                        =====

* contains a total of 1,057 bedrooms

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 62 of the Hotels are presented in the following table. Results were excluded for such comparison for two hotels which were not open in 1997. Management believes that growth in RevPAR at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessees and third party management and improving industry conditions. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.


                                                   Three Months Ended                     Nine Months Ended
                                                     September 30,            %             September 30,            %
                                                     -------------            -             -------------            -
                                                    1997       1998        Inc.(dec)     1997         1998        Inc.(dec)
                                                    ----       ----        ---------     ----         ----        ---------
Portfolio(1)
     Average Daily Rate                           $93.88       $99.27        5.7        $91.78      $98.81         7.7
     Occupancy                                     83.62%       83.56%      (0.1)        81.40%      81.38%        0.0
     RevPAR                                       $78.50       $82.95        5.7        $74.71      $80.42         7.6

By Type
Upscale Extended Stay Hotels (2)
     Average Daily Rate                          $101.60      $107.84        6.1        $98.91     $107.29         8.5
     Occupancy                                     87.55%       86.60%      (1.1)        85.51%      84.34%       (1.4)
     RevPAR                                       $88.95       $93.39        5.0        $84.58      $90.48         7.0

Limited Services Hotels (3)
     Average Daily Rate                           $73.06       $77.69        6.3        $71.25      $76.39         7.2
     Occupancy                                     73.87%       75.68%       2.5         70.78%      73.13%        3.3
     RevPAR                                       $53.97       $58.80        9.0        $50.43      $55.86        10.8



(1)  62 hotels (excludes two newly-developed hotels)
(2)  45 hotels (excludes one newly-developed hotel)
(3)  15 hotels

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



RESULTS OF OPERATIONS

Adoption of EITF 98-9

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") released EITF issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 will impact the Company's current revenue recognition for financial reporting purposes on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees.

The Company's Percentage Leases provide for rent equal to the greater of (i) fixed annual base rent or (ii) rent based on percentages of room revenues at each of the hotels ("Percentage Rent"). The Company's Percentage Leases are structured to provide Percentage Rent equal to a certain percentage (generally 30%) of a specified level of room revenues which is expressed on an annual basis (the "Threshold"), and a certain higher percentage (generally 68%) of room revenues in excess of the Threshold. Prior to EITF 98-9 the Company, in accordance with industry practice, recognized Percentage Lease revenue in interim periods equal to Percentage Rent payments due under the Percentage Leases. Under the terms of the Percentage Leases, Percentage Rent is calculated by applying the percentage rent formula to year-to-date room revenue using a prorated portion of the Threshold (i.e., 25% for the first quarter, 50% for the second quarter, etc.). Thus, "higher tier" percentage rent was recognized as income, and collected from the Company's Lessees, in interim periods before room revenues exceeded the Threshold. EITF 98-9 clarifies that meeting the Threshold is a contingency that must be met before higher tier percentage rent can be recognized as current income. This will generally result in base rent being recognized as revenue in the first and second quarters and percentage rents already collected or due from the Lessees for those quarters being deferred and recognized as revenue in the third and/or fourth quarters. The adoption of EITF 98-9 had no effect on the Percentage Rent payments due under the Percentage Leases.

The Company adopted the provisions of EITF 98-9 as a change in accounting principle, restated the first quarter results of 1998 and recorded the results of the second and third quarters in accordance with the new pronouncement. The Company was not required to, and did not, restate the 1997 amounts in the accompanying statements of income. However, Note 2 to the financial statements presents the pro forma effects of the application of EITF 98-9 on the 1997 financial statements. The effect of the change as reflected in Note 2 on the three months ended September 30, 1998 and 1997 was to: increase Percentage Lease revenue by $3,328,000 and $2,907,000, respectively; increase (decrease) minority interest, common by $454,000 and ($10,000), respectively; and increase net income applicable to common shareholders by $2,874,000 and $2,917,000, respectively. The effect of the change on the nine months ended September 30, 1998 and 1997 was to: decrease Percentage Lease revenue by $17,916,000 and $11,527,000, respectively; decrease minority interest, common by $1,254,000 and $827,000, respectively; and decrease net income applicable to common shareholders by $16,662,000 and $10,700,000, respectively.

At September 30, 1998 "deferred Percentage Lease revenue" of $17,916,000 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases which the Company expects to recognize as Percentage Lease revenue in the fourth quarter of 1998. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized for financial reporting purposes.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The following is a discussion of the results of operations of the Company.

Comparison of the Three Months Ended September 30, 1998 ("1998") to the Three Months Ended September 30, 1997 ("1997")

The increase in Percentage Lease revenue for 1998 from 1997 is attributable to RevPAR growth of approximately 5.7% at the Company's Hotels and the number of hotels owned increasing from 47 at July 1, 1997 and September 30, 1997 to 63 and 64 at July 1, 1998 and September 30, 1998, respectively, and the change in the Company's revenue recognition policy as discussed previously. Included in deferred Percentage Lease revenue at September 30, 1998 is $17,916,000 of percentage rents collected or due from the Lessees which management expects the Company to recognize as Percentage Lease revenue in the fourth quarter of 1998. For comparability purposes only, assuming that the provisions of EITF 98-9 were not applied, the Company would have had revenues for 1998 of $29,232,000, consisting of $29,015,000 of Percentage Lease revenue from the Lessees and $217,000 of other revenue, compared with $20,831,000, $20,424,000 and $407,000, respectively, for 1997.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $8,156,000 in the aggregate for 1998 compared with $6,252,000 for 1997. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of the restricted share awards granted in 1998.

Real estate and personal property taxes and property insurance were $2,291,000 for 1998 compared with $1,695,000 for 1997. This increase was primarily due to the increase in the number of hotels owned as discussed previously and the reassessment of the taxable value of certain Hotels for real estate tax assessment purposes.

Interest expense for 1998 was $3,286,000 compared with $2,845,000 for 1997. This increase is due primarily to increased borrowings for hotel acquisitions offset by a reduction in the interest rate on the company's line of credit.

General and administrative expenses for 1998 were $842,000 compared with $679,000 for 1997. This increase is due primarily to increases in certain expenses as a result of the increase in the number of hotels owned and the addition of new employees.

Net income applicable to common shareholders for 1998 was $13,118,000, or $0.38 per diluted share, compared with $7,353,000, or $0.25 per diluted share, for 1997. This increase is due primarily to the change in the Company's revenue recognition policy as discussed previously and the increased RevPAR at the Company's hotels.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Comparison of the Nine Months Ended September 30, 1998 ("1998") to the Nine Months Ended September 30, 1997 ("1997")

The increase in Percentage Lease revenue for 1998 from 1997 is attributable to the to the RevPAR growth of approximately 7.6% at the Company's Hotels and the number of hotels owned increasing from 32 at January 1, 1997 to 47 at September 30, 1997, to 56 at January 1, 1998 and to 64 at September 30, 1998 and the change in the Company's revenue recognition as discussed previously. Included in deferred Percentage Lease revenue at September 30, 1998 is $17,916,000 of percentage rents collected or due from the Lessees which management expects the Company to recognize as Percentage Lease revenue in the fourth quarter of 1998. For comparability purposes only, assuming that amounts included in deferred Percentage Lease revenue at September 30, 1998 were recognized at September 30, 1998, the Company would have had revenues for 1998 of $79,733,000, consisting of $79,152,000 of Percentage Lease revenue from the Lessees and $581,000 of other revenue, compared with $48,700,000, $47,736,000 and $964,000, respectively, for 1997.

Depreciation and Amortization was $24,071,000 in the aggregate for 1998 compared with $13,745,000 for 1997. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of restricted share awards granted in 1998.

Real estate and personal property taxes and property insurance were $7,051,000 for 1998 compared with $3,948,000 for 1997. This increase was primarily due to the increase in the number of hotels owned as discussed previously and the reassessment of the taxable value of certain Hotels for real estate tax assessment purposes.

Interest expense for 1998 was $12,008,000 compared with $7,291,000 for 1997. This increase is due primarily to increased borrowings for hotel acquisitions offset by a reduction in the interest rate of the Company's line of credit.

General and administrative expenses for 1998 were $2,786,000 compared with $1,697,000 for 1997. This increase is due primarily to increases in certain expenses as a result of the increase in the number of hotels owned and the addition of new employees.

Net income applicable to common shareholders for 1998 was $5,202,000, or $0.16 per diluted share (or $0.24 per diluted share before the extraordinary loss), compared with $17,022,000, or $0.69 per diluted share, for 1997. This decrease in the earnings per diluted share was due primarily to the extraordinary loss related to the extinguishment of the Company's Previous Line of Credit and to the change in the Company's revenue recognition policy as discussed previously.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures on its Hotels, and working capital. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its growth objectives, and any other additional liquidity needs, primarily by borrowing on its New Line of Credit or other facilities, exchanging equity for hotel properties or by accessing the capital markets.

Cash and cash equivalents (including restricted cash and cash equivalents) at September 30, 1998 were $8,726,000, including approximately $3,158,000 which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents include approximately $4,362,000 that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the nine months ended September 30, 1998 and 1997 was $51,684,000 and $31,399,000, respectively.

Net cash used in investing activities was $139,553,000 for the nine months ended September 30, 1998. This was comprised primarily of the Company (a) acquiring a Residence Inn by Marriott hotel in Bothell, Washington, for approximately $11,750,000, (b) acquiring a portfolio of five Residence Inn by Marriott hotels in Washington and Oregon for approximately $83,000,000, (c) costs incurred in the development of the Sierra Suites hotel located in Westborough, Massachusetts of approximately $5,900,000, (d) acquiring a Residence Inn by Marriott hotel in Gaithersburg, Maryland for approximately $15,800,000 and (e) renovations at certain hotels of approximately $18,800,000.

Net cash provided by financing activities was $84,847,000 for the nine months ended September 30, 1998, consisting primarily of net proceeds from the Series A Preferred Share offering of $111,570,000, net proceeds from long-term debt of $11,039,000, distributions paid of $34,928,000 and loan origination fees and costs paid of $2,738,000.

On May 18 and 27, 1998 the Company sold an aggregate of 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares") at $25 per share in a private offering underwritten by Everen Securities, Inc. The total underwriting discount was $3,796,600. The offering was exempt from registration under Rule 144A. The Series A Preferred Shares are convertible into 1.4811 common shares at any time. The Series A Preferred Shares are redeemable by the Company after May 18, 2003 and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The net proceeds of the preferred offering were used to repay borrowings outstanding under the New Line of Credit. On September 2, 1998, the SEC declared effective a registration statement covering the resale of Series A Preferred Shares acquired in the 144A Offering or a subsequent exempt resale.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Company pays regular quarterly distributions on its common shares and Common Units and the current quarterly distribution is $0.28 per share. Quarterly preferred distributions of $0.28875 are payable on each Preferred Unit. On or after November 1, 1998, the holders of the Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. The holders of Common Units may also redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its REIT status.

The Company's consolidated indebtedness was 23.0% of its investment in hotels, at cost, at September 30, 1998. At September 30, 1998, the Company had outstanding indebtedness of approximately $171,494,000, of which approximately 77.6% bore interest at a weighted average fixed rate of approximately 7.6%. In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness.

The Company's New Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the New Line of Credit. Based on the borrowings outstanding under the New Line of Credit at September 30, 1998, a one percentage point increase in the LIBOR rate would increase annual interest charges $285,000. In March 1998, the Company entered into an interest rate cap agreement with a notional amount of $125,000,000 and a term of one year. The agreement effectively caps the interest rate on $125,000,000 of borrowings on the New Line of Credit at 7.625%.

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

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. The Company and the JF Lessee have initiated a program to address the challenges the Year 2000 may present to their systems and applications. This program includes or will include computer systems and applications operated by the Company or the JF Lessee, systems of third parties upon whose data or functionality the Company or the JF Lessee rely (for example, Marriott, the Summerfield Lessee, banks, credit card companies, utilities and Patriot), and certain other systems or assets which contain date sensitive technology.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


YEAR 2000 ISSUE, CONTINUED

Based upon its investigation to date, neither the Company nor the JF Lessee has yet identified any material Year 2000 issues with respect to their systems. By the end of the first quarter of 1999, management expects to substantially complete (i) the assessment phase of the program and (ii) any necessary modifications to their own systems, and necessary conversions to new software and related testing. As part of the compliance program, the Company has initiated communications with those third parties whose failure to timely convert their systems could reasonably be expected to have an impact on the Company's operations.

Although the Company does not believe the Year 2000 issue will have a material impact on the Company's operations, there can be no guarantee that the Company's, the JF Lessee's or any third party's Year 2000 remediation efforts will by fully compliant. If non-compliance is extensive, this could have a material effect on the Company's or the JF Lessee's business, financial conditions, results of operation and liquidity. The Company has not hired any external consultants or incurred any additional costs to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem, although it may retain such consultants or incur additional costs in the future as circumstances warrant. The use of the Company's own information system personnel to address the Year 2000 problem has not delayed other information systems projects or affected normal operations. Management does not consider the incurred or estimated costs of its compliance program to be material. This assessment could differ materially if either the scope or schedule progress with its compliance program is significantly altered.

The Company and the JF Lessee will establish a contingency plan to handle any unknown or potential issues that may arise from the Year 2000 issue. The Company expects this contingency plan to be completed in the third quarter of 1999. The Company's and the JF Lessee's critical applications include its reservations systems, credit card transmission and payment systems, utilities, payroll, accounts payable and receivable and other financial applications. Should any or all of the critical applications fail to perform properly subsequent to January 1, 2000, other than utilities, the Company will resort to temporary manual processing, which is not expected to have a material adverse impact on its operations in the short-term.

This discussion includes forward-looking statements of the Company's efforts and managements expectations relating to Year 2000 readiness. The Company's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and costs of programming and testing resources, vendors' ability to install or modify proprietary hardware and software, unanticipated problems identified in the ongoing Year 2000 readiness review and problems that may not be identifiable despite reasonable efforts.

FUNDS FROM OPERATIONS

Funds From Operations ("FFO") is a widely used measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company implemented EITF 98-9 during the second quarter of 1998 and has made an additional adjustment to NAREIT defined FFO. The Company calculates FFO as described previously with an adjustment for

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


 FUNDS FROM OPERATIONS, CONTINUED

Percentage Lease revenue deferred in accordance with EITF 98-9. The Company believes that this additional adjustment of FFO will enable readers of its financial statements to more fully understand the fundamentals of its business and operations because the adoption of EITF 98-9 had no effect on the Percentage Rent payments due under the Percentage Leases. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

The following presents the Company's calculation of FFO and FFO per share (in thousands, except share and per share data):

                                               Three Months Ended               Nine Months Ended
                                                 September 30,                     September 30,
                                                 -------------                     -------------
                                            1998              1997             1998             1997
                                            ----              ----             ----             ----
Net income applicable to
     common shareholders               $     13,118       $     7,353      $     5,202      $    17,022
Minority interest, common                     1,084               736              392            1,316
Minority interest, preferred                  1,173             1,159            3,520            3,393
Extraordinary loss                                                               2,760
Depreciation                                  7,739             5,608           22,806           12,607
Preferred share dividends                     2,496                              3,688
Deferred Percentage Lease revenue            (3,328)                            17,916
                                       ------------       -----------      -----------      -----------

FFO                                    $     22,282       $    14,856      $    56,284      $    34,338
                                       ============       ===========      ===========      ===========

Denominator for diluted
     earnings per share                  34,111,162        29,446,054       33,518,116       24,842,221
Weighted average
     Common Units                         1,777,218         3,149,752        2,516,567        1,911,523
Weighted average
     Preferred Units                      4,063,329         4,063,329        4,063,329        4,063,329
Weighted average convertible
     preferred shares                     6,857,493                          3,372,514
                                       ------------       -----------      -----------      -----------
Denominator for FFO
    per share                            46,809,202        36,659,135       43,470,526       30,817,073
                                       ============       ===========      ===========      ===========

FFO per share                          $       0.48       $      0.41      $      1.29      $      1.11
                                       ============       ===========      ===========      ===========

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

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit - 27.1 Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       INNKEEPERS USA TRUST



November 12, 1998                      /s/ Gregory M. Fay
-----------------                      ----------------------------------------
                                       Gregory M. Fay
                                       Vice President of Accounting
                                       (Chief Accounting Officer)