Form 10-K
period 1998-12-31
INNKEEPERS USA TRUST/FL
filed 1999-03-30
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended                 DECEMBER 31, 1998
                          -----------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                         Commission file number 0-24568
                                                -------

                              INNKEEPERS USA TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                            65-0503831
   ---------------------------                                 ---------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

306 Royal Poinciana Way, Palm Beach, Florida                        33480
--------------------------------------------------            -----------------
  (Address of principal executive offices)                        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (561) 835-1800
                                                   -----------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     Name of each exchange
        Title of each class                           on which registered
        -------------------                           -------------------

    SERIES A PREFERRED SHARES,                      New York Stock Exchange
    par value of $.01 per share                     -----------------------
    ---------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON SHARES, par value of $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                               ------     -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The number of shares outstanding of the registrant's only class of common shares, $.01 par value per share, as of March 10, 1999, was 34,676,586. The aggregate market value of the common shares held by nonaffiliates of the registrant as of March 10, 1999 was approximately $370,000,000.

                       Documents Incorporated by Reference

    Portions of the 1998 Innkeepers USA Trust Annual Report to Shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Parts I and II hereof. Portions of the 1999 Innkeepers USA Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 5, 1999 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

ITEM NO.
--------
                                                  PART I

Item 1.    Business......................................................................................  1
Item 2.    Properties.....................................................................................24
Item 3.    Legal Proceedings..............................................................................27
Item 4.    Submission of Matters to a Vote of Security Holders ...........................................27


                                               PART II

Item 5.    Market for the Registrant's Common Equity and Related Shareholder
           Matters .......................................................................................27
Item 6.    Selected Financial Data........................................................................27
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation...........................................................................28
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................31
Item 8.    Financial Statements and Supplementary Data....................................................31
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...........................................................................46

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................46
Item 11.   Executive Compensation.........................................................................46
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................46
Item 13.   Certain Relationships and Related Transactions.................................................46

                                               PART IV

Item 14.   Exhibits, Financial Statements, Schedules
           and Reports on Form 8-K........................................................................46

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

                                     PART I

ITEM 1.           BUSINESS

(a)      GENERAL

         OVERVIEW

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which commenced operations on September 30, 1994. At December 31, 1998, Innkeepers owned interests in 63 hotels with an aggregate of 7,639 rooms (the "Hotels") through its 95.7% interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company").

         The Company has implemented a strategy of utilizing multiple lessees and hotel management companies for its hotel properties. The Company leases 56 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee") and leases seven of the Hotels (the "Summerfield Hotels") to affiliates of Patriot American Hospitality, Inc. (the "Summerfield Lessee" and, together with the IH Lessee, the "Lessees") pursuant to percentage leases (the "Percentage Leases"). Innkeepers Hospitality, Inc. was formerly known as JF Hotel, Inc. The Percentage Leases allow the Company to participate in increased revenue from the Hotels by providing for the payment of rent based on percentages of room revenues. The IH Lessee has entered into management contracts (the "Marriott Management Agreements") with Residence Inn by Marriott, Inc., a subsidiary of Marriott International, Inc. ("Marriott"), the largest operator of upscale extended-stay hotels in the United States, to manage 23 of the Residence Inn Hotels and with another third-party manager to manage two of the Hotels. The Summerfield Lessee has entered into management contracts with affiliates of Wyndham International, Inc., whose shares are paired and trade with the shares of Patriot

American Hospitality, Inc. (Patriot and Wyndham are referred to collectively herein as "Patriot"), to manage the seven Summerfield Hotels. Innkeepers Hospitality, Inc. manages 31 of the 63 hotels.

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

         Upscale extended-stay hotels are distinguishable from mid-priced, economy and budget extended-stay hotels generally as follows:

                                                                   EXTENDED-STAY HOTELS
                                                                   --------------------
                                       TYPICAL MID-PRICED, ECONOMY AND BUDGET           TYPICAL UPSCALE
                                       --------------------------------------           ---------------

Principal Customer Base. . . . .        Independent business                    Corporations for executive
                                        travelers; government                   training and consulting;
                                        workers; families                       project assignment; corporate
                                                                                relocations.

Services/Amenities . . . . . . .        Minimal meeting space;                  Complimentary breakfast and
                                        limited lobby space; limited            evening cocktails; meeting
                                        on-site food; limited front             space; daily linen and room
                                        desk hours; weekly maid                 cleaning service; 24-hour
                                        service and twice-weekly                front desk; guest grocery
                                        linen service                           services; 24-hour security and
                                                                                maintenance; on-site conve-
                                                                                nience store

Physical Facilities. . . . . . .       Smaller rooms; fewer kitchen             Larger rooms; higher quality
                                       amenities; limited facility              construction; higher level of
                                       amenities                                kitchen amenities; higher
                                                                                level of room furnishings;
                                                                                pool; exercise facilities

Over the longer term, the Company believes that new supply will be limited in its target markets by the relatively high barriers to entry in those markets. High barriers to entry include scarcity and high cost of land, extensive permit and approval requirements, the relatively long lead time required to develop an upscale extended-stay hotel, particularly in the New England, Middle Atlantic and Pacific coast states, and the relatively high costs associated with such development.

         The upscale extended-stay hotel concept was developed by Jack P. DeBoer and Rolf E. Ruhfus, Trustees of the Company, who co-founded both the Residence Inn and Summerfield Suites brands. The Company believes that its relationships, particularly with Marriott, have provided and will provide the Company with attractive opportunities to acquire additional upscale extended-stay hotels.

         RELATIONSHIPS

         To implement a multi-lessee/operator strategy, the Company has formed relationships with the owners and operators of two of the premier brands in the upscale extended-stay segment, Marriott and Summerfield.

         Marriott. The Company currently owns 44 Residence Inn hotels, including 26 that are managed by Marriott. Marriott's management of Company-owned Hotels enables the Company to realize the benefits of Marriott's resources and hotel operations experience and may enhance the Company's ability to grow. The Company believes that its relationship with Marriott has and may, in the future, provide the Company access to Residence Inn developers and potential sellers to which it might not otherwise have meaningful access. The Company expects that Marriott will manage certain additional Residence Inn by Marriott hotels (and possibly other Marriott-brand hotels) that may be acquired in the future, although no assurance can be given in this regard. Marriott currently owns 298,334 Common or Preferred Units.

         Summerfield. The Company currently owns seven Summerfield brand hotels (including six Summerfield Suites hotels and one Sunrise Suites hotel), all of which are leased and managed by Patriot. Mr. Ruhfus is a Director of Wyndham International, Inc. and the non-executive Chairman of its all-suites division, and he is also a Trustee of the Company. Certain of the sellers of the Summerfield Hotels currently own 612,934 Common Units, which the Company issued to them in connection with its acquisition of the Summerfield Hotels.

         THE HOTELS

         The following charts set forth certain information with respect to the Hotels at December 31, 1998:

                                                                        Number of
Franchise Affiliation                         Number of Hotels         Rooms/Suites
---------------------                         ----------------         ------------

Upscale Extended-Stay
         Residence Inn                               41                    4,787
         Summerfield Suites                           6                      759*
         Sunrise Suites                               1                       96
                                                  -----                    -----
                                                     48                    5,642
                                                  -----                    -----
Mid-Priced
         Hampton Inn                                 12                    1,527
         Courtyard by Marriott                        1                      139
         Comfort Inn                                  1                      127
         Holiday Inn Express                          1                      204
                                                  -----                    -----
                                                     15                    1,997
                                                  -----                    -----
                                                     63                    7,639
                                                  =====                    =====

---------------
* Includes 298 two-bedroom suites

                                     Number           Number of          Percentage of
           State                   of Hotels        Suites/Rooms         Suites/Rooms
           -----                   ---------        ------------         ------------

         California                      11               1,622                 21.3%
         Washington                       5                 624                  8.3
         Florida                          5                 603                  7.9
         Texas                            4                 544                  7.1
         Michigan                         4                 404                  5.3
         Georgia                          3                 430                  5.6
         Illinois                         3                 368                  4.8
         Pennsylvania                     3                 357                  4.7
         New York                         3                 319                  4.3
         New Jersey                       3                 308                  4.0
         Maryland                         2                 308                  4.0
         Massachusetts                    2                 304                  4.0
         Colorado                         2                 284                  3.7
         Connecticut                      2                 192                  2.5
         Kentucky                         2                 176                  2.3
         Indiana                          2                 168                  2.2
         Minnesota                        1                 126                  1.6
         Oregon                           1                 112                  1.5
         North Carolina                   1                  88                  1.2
         Virginia                         1                  80                  1.0
         Ohio                             1                  80                  1.0
         Maine                            1                  78                  1.0
         Kansas                           1                  64                  0.7
                                 ----------           ---------           ----------
                                         63               7,639                100.0%
                                 ==========           =========           ==========



RECENT DEVELOPMENTS

         On January 8, 1999, the Company purchased from Marriott two Residence Inn by Marriott hotels located in Chicago (Rosemont), Illinois and Richmond, Virginia with an aggregate of 296 rooms for a cash purchase price of $31,268,000. The purchase price was funded through the Company's line of credit and available cash.

         On March 12, 1999, the Company purchased from Marriott a Residence Inn by Marriott hotel located in Detroit (Livonia), Michigan for a cash purchase price of approximately $10.2 million. The purchase price was funded through the Company's line of credit and available cash.

This was the last hotel to be purchased under a contract to acquire six Residence Inn hotels from Marriott for an aggregate of approximately $89 million, which was announced in early 1998.

         On February 26, 1999, the Company's Board of Trustees declared a first quarter distribution of $0.28 per common share and $0.53906 per Series A Preferred Share to shareholders of record on March 26, 1999. The distribution is payable on April 27, 1999.

         On March 1, 1999, the Company purchased a $100 million notional amount interest rate cap, which effectively capped the interest rate on $100 million of outstanding line of credit borrowings at 7.625% for one year.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included or incorporated by reference in Item 8 on this Form 10-K for certain financial information required to be included in response to this Item 1.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         GENERAL

         The Company is a self-administered Maryland real estate investment trust which owned equity interests in the 63 Hotels with an aggregate of 7,639 rooms as of December 31, 1998. A wholly-owned subsidiary of Innkeepers owns an approximate 95.7% interest in and is the sole general partner of Innkeepers USA Limited Partnership. The Hotels are owned by Innkeepers USA Limited Partnership directly or by various subsidiary partnerships.

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

         For the year ended December 31, 1998, room revenues from each of the Hotels exceeded the Revenue Break Point for the payment of the higher tier of Percentage Rent under the applicable Percentage Lease. For the hotels leased by the IH Lessee, the Company earned Percentage Rent in excess of Base Rent on all of the hotels except the Hampton Inn hotel in Norcross, Georgia.

For the hotels leased by the Summerfield Lessee, the Company earned Percentage Rent in excess of Base Rent on all of the hotels except the Summerfield Suites hotel in West Hollywood, California. The Summerfield Lessee agreed that for 1997 and 1998, the Base Rent payable for the six Summerfield Suites hotels and the Sunrise Suites hotel would be an amount equal to the Percentage Rent that would be payable under the formulas set forth in the applicable Percentage Leases if those hotels achieved the room revenues budgeted for such periods. In 1999 and subsequent years, Base Rent for these hotels will be reduced from the levels applicable in 1997 and 1998, but the Percentage Rent formula will remain the same (subject to certain adjustments based on increases in the CPI).

         The Company seeks to increase Percentage Lease payments through the following; (i) monitoring the Lessees' and operators' marketing programs, sales management policies and operational initiatives at the Hotels, (ii) selective renovation of the Hotels, (iii) the possible development of hotels on a selected basis, and (iv) the re-branding and repositioning of existing hotels on a selected basis.

         Sales Management

         The IH Lessee uses market-oriented sales management programs to coordinate, direct and manage the sales activities of personnel located at each Hotel it operates or oversees. Weekly sales reports are generated by each salesperson through the daily input of data that identifies all sales related activities which have taken place during the day (e.g., appointments, sales calls, direct mailings, incoming calls) and the results of such actions (e.g., appointments made, literature sent, rooms reserved). Each salesperson also inputs any comments made by prospective or existing customers, the potential for new or continued business and the timing of the follow-up action required. Additionally, sales reports permit management to promptly evaluate a salesperson's productivity as measured by the quantity of sales calls, sales call results and number of group bookings. These sales reports also allow comparisons of the ongoing sales efforts at the applicable Hotel to the marketing and business plan established for each Hotel and allow management to adapt the marketing and business plan accordingly. The third-party managers, including Marriott, use focused, well-developed sales management programs at the Hotels operated by those managers. At December 31, 1998, the IH Lessee employed four regional managers and four regional directors of sales to oversee sales and marketing efforts. In addition, the IH Lessee employs asset managers to oversee the relationships with the Summerfield Lessee and Marriott, including reviewing sales efforts and results, operational initiatives and capital programs, as well as physically inspecting the properties that they manage on a regular basis.

         Capital Improvements, Renovation and Refurbishment

         The Percentage Leases require the Lessees to maintain the Hotels in a condition that complies with their respective franchise licenses and the Marriott Management Agreements, among other requirements. In addition, the Company may upgrade the Hotels in order to capitalize on opportunities to increase revenue, and as needed to meet competitive conditions and preserve asset quality. The Company will renovate Hotels when the Company believes the investment in renovations will provide an attractive return to the Company through increased revenue under the Percentage Leases or is otherwise in the best interests of the Company.

         The Percentage Leases generally obligate the Company to make available to the Lessees an amount equal to 4% or 5% of room revenue, on a monthly basis, for use by the Lessees (or Marriott, under the Marriott Management Agreements) to repair or replace furniture and equipment and for other capital expenditures at the Hotels. The Company's obligation is cumulative and carries forward to the extent that such amounts are not used by the Lessees (or Marriott). The Company expended $30 million and $27 million in 1998 and 1997, respectively, for furniture, fixtures and equipment and certain other capital expenditures. The Company expects to spend approximately $20-$25 million for such purposes in 1999. These amounts substantially exceed the amounts required to be made available under the Percentage Leases.

         ACQUISITION STRATEGY

         The Company's primary acquisition strategy includes acquiring hotels that are (i) upscale extended-stay hotels, (ii) located in markets with relatively high barriers to entry or strong demand characteristics and (iii) located near other hotels owned by the Company thereby allowing the Lessees to enhance revenue by capitalizing on local knowledge and directing overflow business to Company-owned hotels. The Company also seeks to selectively acquire under-performing hotels to which the Company can add value through repositioning in the market, re-flagging to premium hotel brands or renovation. The Company has increasingly emphasized the acquisition of hotel portfolios in order to capitalize on the Company's efficiency and experience in acquisition analysis and transaction structuring. This emphasis has enabled the Company to more rapidly expand its hotel portfolio.

         Acquisition of Upscale Extended-Stay Hotels

         The Company focuses on acquiring upscale extended-stay hotels because of the strong performance of that segment, which has resulted primarily (i) from the prevailing social and economic changes that are increasing the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training to employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, (ii) from the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays and (iii) because the demand for hotel rooms by guests who stay longer than five consecutive room nights has exceeded the number of currently existing extended-stay hotel rooms, according to industry sources. The Company also believes that its relationships, particularly with Marriott, will provide it with opportunities to acquire desirable hotel properties, primarily in the upscale extended-stay segment, through noncompetitive bid situations on terms that may be generally more favorable than those available in traditional brokered transactions.

         Target Markets

         The Company's focus is on markets that have high barriers to entry, such as in New England, the Middle Atlantic and the Pacific coast states, which are characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale extended-stay hotel and the high costs associated with such development. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. Additionally, the Company seeks Hotels in proximity to the Company's existing Hotels, where the Company and the Lessees may draw upon their knowledge of local market conditions, develop certain economies of scale and cross market among the Hotels in the cluster.

         Acquisition of Under-performing Hotels

         Although the primary focus of the Company is on the upscale extended-stay segment, the Company will from time to time consider acquisition of under-performing mid-priced and full service hotels that have the potential for strategic repositioning in the market, re-flagging to a premium franchise brand or renovation. Generally, hotels that meet the Company's investment criteria include (i) poorly managed hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in deteriorated physical condition that could benefit significantly from renovations, or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard by Marriott.

         Development

         The Company is committed to purchase a 95-room TownePlace Suites by Marriott hotel located in Horsham, Pennsylvania, for approximately $8 million upon completion of its development, which is anticipated in May 1999. This hotel is expected to be leased to the IH Lessee under a Percentage Lease, and the IH Lessee is expected to enter into a contract with Marriott under which Marriott will manage the hotel. The Company has obtained certain of the benefits of development without incurring certain of its risks by (i) acquiring newly-developed hotels or, (ii) as with the Horsham, Pennsylvania hotel, contracting with developers to build hotels that the Company buys upon completion. The Company may seek additional opportunities of this nature.

         The Company also reviews development opportunities for hotels that are consistent with its target market, product and brand strategies. The Company intends to only pursue selective development of hotels that meet its underwriting requirements, (i) when the Company believes that projected incremental returns adequately compensate for any incremental risk assumed by the Company, (ii) when the Company believes that a hotel developed by the Company will create or increase synergies with other Company-owned hotels in the area that will enhance the performance of all of those hotels or (iii) in order to maintain control of a site determined to have superior hotel potential.

         Risks associated with development and construction activities may include: the abandonment of development opportunities explored by the Company and the write-off of associated costs; construction costs exceeding original estimates due to increased materials, labor or other expenses, which could make completion of the hotel uneconomical; operating results at a newly completed hotel are dependant on a number of factors, including market and general economic conditions, competition and market acceptance, and such hotels may not meet pre-development operating projections; financing may not be available on favorable terms for the development of a hotel; and construction and stabilization may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect the Company's ability to achieve projected yields on hotels that it develops or on newly built hotels that it acquires, and could adversely affect the Company's ability to make expected distributions.

         PROPERTY OPERATIONS

         The IH Lessee

         The Company believes that the quality of the on-site hotel operators is important to the future growth in Percentage Lease revenue from the Hotels. The IH Lessee leases 56 of the Hotels pursuant to the Percentage Leases and operates 31 of the Hotels. Marriott operates 23 Residence Inn by Marriott hotels pursuant to the Marriott Management Agreements. Marriott is the largest operator of upscale extended-stay hotels in the U.S. The Company believes that Marriott's management of Hotels will enable the Company to realize the benefits of Marriott's resources and broad-based hotel operations experience in order to enhance the Company's ability to grow.

         The IH Lessee is owned by Mr. Fisher and Mr. Shaw (the Chairman and Chief Operating Officer, respectively, of the Company) and employs currently approximately 1,200 people. Under the Percentage Leases, the IH Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry, and repair and maintenance. In addition to on-site personnel at each hotel, the IH Lessee employs regional managers and regional directors of sales who oversee the operations, sales and marketing of all of the Hotels. The IH Lessee is entitled to all revenue from the Hotels after payment of rent under the Percentage Leases and other operating expenses, including any management fees payable to third-party managers.

         The IH Lessee-leased Hotels not operated under Marriott Management Agreements are operated under franchise agreements and are licensed as Hampton Inn, Residence Inn by Marriott, Courtyard by Marriott, Comfort Inn or Holiday Inn Express hotels. The Company has paid or will pay the cost of obtaining or transferring certain franchise license agreements to the IH Lessee. For the hotels which do not require a franchise transfer fee, the Company has advanced to the IH Lessee the working capital deposit required under the IH Lessee's management agreements with Marriott. The franchise and management agreements require the IH Lessee to pay fees based on a percentage of hotel revenue. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The results of these inspections can be additional capital expenditure requirements for the Company, or additional operational, marketing or repairs/maintenance expense for the IH Lessee. The Company has guaranteed certain of the IH Lessee's obligations under the franchise licenses, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease. See "Properties -- The Percentage Leases" for further information on the Percentage Leases.

         Marriott Management

         The Marriott Management Agreements allow the hotels subject thereto to be operated as Residence Inn by Marriott hotels for the duration of the agreements, provided that the hotels maintain the standards of the Residence Inn system. The Marriott Management Agreements may be extended by Marriott for an additional term if the Company has achieved a specified return on its initial investment. Marriott may terminate one or more of the Marriott Management Agreements upon the occurrence of certain events, including the IH Lessee's failure to make any payment or perform other covenants under the Marriott Management Agreements or a bankruptcy of the IH Lessee or the Company. If a Marriott Management Agreement is terminated for any reason other than a default by Marriott, the hotel to which the agreement relates will not be entitled to operate thereafter as a Residence Inn by Marriott hotel. Marriott may be terminated as manager of a hotel if certain performance criteria set forth in the relevant Marriott Management Agreement are not met in any two consecutive years beginning with the third anniversary of the Company's acquisition of the hotel, subject to certain exceptions and cure rights. In that event, the IH Lessee may enter into a then-current form of Residence Inn franchise license and, subject to Residence Inn system requirements and to the IH Lessee being a then-approved franchisee, continue to operate the hotel as a Residence Inn by Marriott hotel.

         Under each Marriott Management Agreement, the IH Lessee is required to pay to Marriott a base management fee, a system fee and a marketing fee of certain revenues at the relevant Hotel, and an incentive management fee based on net income of the hotel. The IH Lessee is responsible for making all payments to Marriott under the Marriott Management Agreements. The Company agreed to be secondarily liable for certain of the IH Lessee's obligations, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

         DeBoer Hotels

         On November 1, 1996, the Company completed the acquisition of seven Residence Inn by Marriott hotels ("the DeBoer Hotels") from affiliates of Jack
P. DeBoer (the "DeBoer Group"). The DeBoer Hotels are leased to the IH Lessee under Percentage Leases and operated by Marriott under Marriott Management Agreements. Following the acquisition of the DeBoer Hotels, Jack P. DeBoer joined the Company's Board of Trustees.

         In connection with the acquisition, the Partnership issued to the DeBoer Group an aggregate of 4,063,329 preferred units of limited partnership interest in the Partnership ("Preferred Units"). The Preferred Units are convertible at any time into Common Units on a one-for-one basis and may be redeemed for an amount of cash equal to the then-trading value of a Common Share or, at the option of Innkeepers, one Common Share. Annual preferred distributions of $1.10 to $1.155 are payable on each Preferred Unit, and are based on the dividends payable on the Common Shares. The annual preferred distribution for 1998 was $1.155. Due to the potential adverse tax consequences to members of the DeBoer Group that may result from a sale of the DeBoer Hotels, the Company has agreed with the DeBoer Group that for a period of up to ten years following the closing of the acquisition of the DeBoer Hotels, (i) any taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group and (ii) the Company will maintain at all times outstanding indebtedness of $40 million, subject to reduction upon the occurrence of certain events, including certain redemptions or taxable transfers of Preferred Units by the applicable members of the DeBoer Group (the "Required Indebtedness"). In the event that the Company fails to maintain the required level of indebtedness, the Company will be liable for any resulting income tax liabilities incurred by the applicable members of the DeBoer Group.

         Summerfield Hotels

         In June 1997, the Company acquired nine hotels from affiliates of Rolf
E. Ruhfus (the "Summerfield Group"). Following the acquisition of these hotels, Mr. Ruhfus joined the Company's Board of Trustees. The Company leased the nine hotels to the Summerfield Lessee. For the year ended December 31, 1998, the Summerfield Lessee incurred or paid the Partnership an aggregate of approximately $15.3 million in lease payments under the Percentage Leases for these nine hotels. See "Business Risks - Conflicts of Interest" below. In connection with the acquisition of these nine hotels, the Company issued 631,744 Common Units that remain outstanding. Beginning in July 1998, each Common Unit held by the Summerfield Group may be redeemed, at the option of the holder, for an amount of cash equal to the then-trading value of a Common Share, or, at the option of Innkeepers, one Common Share.

         COMPETITION

         For Guests

         The hotel industry, and the upscale extended-stay and mid-price segments of the lodging market in which the Company operates, is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, service levels, reputation, reservation systems, convenience of location and the supply and availability of alternative lodging. The Hotels compete with other existing and new hotels in their geographic markets. The extended-stay and mid-price segments of the hotel industry are very competitive, as several competitors have entered the market. Many competitors have substantially greater marketing and financial resources than the Company and the Lessees.

         Each of the Hotels is located in a developed area that includes other hotels, many of which are competitive with the Hotels in their locality. The number of competitive hotels in a particular area could have a material adverse effect on the revenues derived from the Hotels or hotels acquired in the future. Many industry analysts have noted that the favorable supply/demand imbalance that characterized much of the 1990s has moderated, and in some cases increases in supply now exceed increases in demand in certain geographic markets and in certain market segments. This has, in turn, resulted in lower occupancies, moderating ADR increases and lower or flat RevPAR increases.

         The Company believes that the reduction of credit availability and generally lower stock prices for public hotel companies beginning in 1998 and continuing into 1999 appears to be moderating the rate of increases in new hotel supply in certain markets and segments. Moreover, the Company believes that many of its hotels are in markets with high barriers to entry, which could also have moderating affects on the levels of competitive new supply added to these markets (See "Acquisition Strategy - Target Markets"). Finally, certain industry analysts have noted relatively steady increases in demand for hotel rooms. However, notwithstanding these moderating factors, there can be no assurances that competitive new supply in the Company's markets does not or will not negatively impact the performance of the Company's hotels, whose customers may be drawn to brand-new hotels offering lodging in comparable locations at prices competitive with (or lower than) those offered by the Company's hotels. Similarly, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve their hotels in the markets in which the Company does or will compete, all of which could materially adversely affect the Company's business and results of operations.

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

         BUSINESS RISKS

         Dependence on Payments under Percentage Leases; Lack Of Control

         Certain rules relating to the qualification of a REIT prohibit a REIT from operating hotels. Therefore, the Company leases the Hotels to the Lessees pursuant to the Percentage Leases. The Company's primary source of revenue is rent payments under the Percentage Leases. The Company must rely on the Lessees and any third-party managers retained by the Lessees, such as Marriott and Summerfield, to operate the Hotels in a manner that generates sufficient cash flow to enable the Lessees to make the rent payments under the Percentage Leases. Ineffective operation of the Hotels may result in the Lessees being unable to pay rent to the Company, including the higher tier Percentage Rent necessary for the Company to fund its current level of distributions to shareholders.

         Other than as set forth in the applicable Percentage Lease, the Company does not have the authority to require a Hotel to be operated in a particular manner, or to govern any particular aspect of its operation (e.g., setting room rates). Thus, even if the Company's management believes a hotel is being operated inefficiently or in a manner that does not result in a maximization of rent to the Company, the Company cannot require a change in the method of operation. The Company is limited to seeking redress only if the Lessees violate the terms of the Percentage Leases, and then only to the extent of the remedies set forth therein.

         Risk of Rapid Growth; Dependence on Lessees and Third-Party Managers

         The Company's ability to grow depends upon the ability of the Lessees and any third-party manager retained by the Lessees, such as Marriott, to manage effectively the Hotels, as well as any additional hotels in which the Company invests. The Lessees' or any third-party managers' ability to operate additional hotels under Percentage Leases or management agreements, as applicable, with current staffing levels and office locations, may diminish as the Company acquires additional hotels. Such growth may require the Lessees or managers to hire additional personnel, engage additional third-party managers and operate in new geographic locations. The Lessees have limited assets and generally the Lessees must generate sufficient cash flow from the operation of the Hotels, after payment of all operating expenses, to fund the Lessees' rent obligations under the Percentage Leases. There can be no assurance that the Lessees or their third-party managers will effectively operate the Hotels. In the event that the Lessees and their third-party managers fail to effectively operate the Hotels, the Company's internal growth strategy and acquisition strategy would be more difficult to achieve and, therefore, cash available for distribution could be adversely affected.

         Availability of Capital

         The ability of the Company to implement its growth strategy depends on access to capital necessary to invest in additional hotels through the use of borrowings, subsequent issuances of common shares or other securities or operating cash flow. Access to capital, and in particular equity capital, may be negatively affected by economic conditions or negative perceptions about the performance of or prospects for the real estate industry in general, the hotel industry specifically and, more particularly, the Company.

         Operating Costs and Capital Expenditures; Hotel Renovation

         Hotels in general, including the Hotels, have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment at the hotels. Under the terms of the Percentage Leases, the Company is obligated to pay the cost of certain capital expenditures at the Hotels and pay for furniture, fixtures and equipment. If these expenses exceed the Company's estimate, the additional cost could have an adverse effect on the cash available for distribution to shareholders. In addition, renovation of hotels involves certain risks, including construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition in the local geographic market.

         Operating Risks

         The Hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Hotels, and there can be no assurance that such volatility will not occur in the future. These risks include, among other things, declining economic conditions; competition from other hotels; over-building in the hotel industry which has adversely affected occupancy, ADR and RevPAR; increases in operating costs due to inflation and other factors, which increases may not in recent years have been, and may not necessarily in the future be, offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could decrease room revenue of the Hotels and adversely affect the Lessees' ability to make payments of rent under the Percentage Leases to the Company, including payments at the higher tier Percentage Rent levels.

         Risks of Operating Hotels under Franchise Licenses and Marriott Management Agreements

         The continuation of the franchise licenses under which certain of the Hotels are operated is subject to specified operating standards and other terms and conditions. The franchisors that have issued or will issue the franchise licenses periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of the Company or the Lessees to maintain such standards respecting a Hotel or to adhere to such other terms and conditions could result in the loss or cancellation of a franchise license. The Marriott Management Agreements will allow the Hotels subject thereto to be operated as Residence Inn by Marriott hotels so long as the Company does not breach its obligations under the Percentage Leases relating to such Hotels. Continued operation of such Hotels as Residence Inn by Marriott hotels also requires the Company to make capital improvements as required by Marriott to maintain the hotel in accordance with system standards. It is possible that a franchisor or Marriott, as applicable, could condition the continuation of a franchise license or a Marriott Management Agreement, as applicable, on the completion of capital improvements which management or the Board of Trustees determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, the management or the Board of Trustees may elect to allow the franchise license or Marriott Management Agreement to lapse or be terminated. Similarly, the IH Lessee is obligated to fund any operating loss at a Hotel operating under a Marriott Management Agreement. Operating losses could result from a number of factors, including increased expenses resulting from changes in Marriott's system standards. The IH Lessee has limited assets from which to fund operating losses. If the IH Lessee fails or is unable to fund such operating losses, Marriott may have the right to terminate the related Marriott Management Agreement and with it the affected Hotel's right to operate as a Residence Inn. In addition, when the term of a franchise license or a Marriott Management Agreement expires, the franchisor or Marriott has no obligation to issue a new franchise license or management agreement, as applicable, for the hotel. The loss of a franchise license or a Marriott Management Agreement could have a material adverse effect upon the operations or the underlying value of the affected Hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor or Marriott. The loss of a franchise license or Marriott Management Agreement for one or more of the Hotels could also have a material adverse effect on rent under the Percentage Leases and cash available for distribution to shareholders.

         Investment Concentration in Single Industry; Emphasis on Upscale Extended-Stay Market Segment; and Emphasis on Residence Inn and Hampton Inn Hotels

         The Company's current growth strategy is to acquire operating hotels, primarily upscale extended-stay hotels. The Company will not seek to invest in assets selected to reduce the risks associated with an investment in the hotel industry, and is subject to risks inherent in concentrating investments in a single industry and in a single market segment within that industry. The Company intends to emphasize the acquisition of Residence Inn by Marriott hotels in its acquisition strategy. The Company will be subject to risks inherent in concentrating investments in any franchise brand, in particular the Residence Inn and the Hampton Inn brands, such as a reduction in business following any adverse publicity related to a brand, which could have an adverse effect on the Company's Rent under the Percentage Leases and cash available for distribution to shareholders.

         Concentration of Investments in California, Florida, Washington, Texas and Michigan

         Eleven of the 63 Hotels are located in California, five are located in each of Florida and Washington and four are located in each of Texas and Michigan. The concentration of the Company's investments in California, Florida, Washington, Texas and Michigan could result in adverse events, or conditions which affect those areas in particular, such as economic recessions and natural disasters, having a more significant negative effect on the operations of the combined Hotels, and ultimately cash distributions to shareholders of the Company, than if the Company's investments were more geographically diverse.

         Ownership Limitation

         In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). Furthermore, if any shareholder or group of shareholders of the IH Lessee or the Summerfield Lessee own, actually or constructively, 10% or more of the shares of beneficial interest of the Company, the IH Lessee or the Summerfield Lessee, as the case may be, could become a related-party tenant of the Company and the Partnership, which likely would result in loss of REIT status for the Company. For the purpose of preserving the Company's REIT qualification, the Company's Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than 9.8% of the outstanding common shares or any other class of outstanding shares of beneficial interest by any shareholder or group (the "Ownership Limitation"). Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation. Any transfer of shares of beneficial interest that would prevent the Company from continuing to qualify as a REIT under the Code will be void ab initio, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated "Shares-in-Trust." Further, the Company shall be deemed to have been offered Shares-in-Trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date the Company accepts the offer and the price per share in the transaction that created such Shares-in-Trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the record holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are redeemed, if the market price falls between the date of purchase and the date of redemption.

         The Company has, in limited instances from time to time, permitted certain owners to own shares in excess of the Ownership Limitation. The Board of Trustees has waived the Ownership Limitation for such owners after following procedures set out in the Company's Declaration of Trust, under which the owners requesting the waivers provided certain information and the Company's counsel provided certain opinions. These waivers established levels of permissible share ownership for the owners requesting the waivers that are higher than the Ownership Limitation - if the owners acquire shares in excess of the higher limits, those shares are subject to the risks described above in the absence of a further waiver. The Board of Trustees is not obligated to grant such waivers and has no current intention to do so with respect to any owners who (individually or aggregated as the Declaration of Trust requires) do not currently own shares in excess of the Ownership Limitation.

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

         Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions is limited. In particular, the Company may not sell any of the DeBoer Hotels in a taxable transaction for a period of up to ten years following the closing of the Offering, without the consent of the applicable members of the DeBoer Group. Certain provisions of the Marriott Management Agreements and the Percentage Leases may also limit or delay the Company's ability to sell or refinance the Hotels.

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

         All 11 of the Hotels in California are located in areas that are subject to earthquake activity. These Hotels are located in areas of high seismic risk and some were constructed under pre-1985 building codes. No assurance can be given that an earthquake would not render significant damage to the Hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk. Additionally, areas in Florida where five of the Hotels are located may experience hurricane or high-wind activity. The Company has earthquake insurance policies on the Hotels located in California and hurricane insurance policies on the Hotels located in Florida. The Company's management and Board of Trustees has used and will use its discretion in determining amounts, coverage limits and deductibility provisions for insurance, with a view to maintaining appropriate insurance coverage on the Company's investments at a reasonable cost and on suitable terms, and may from time to time elect not to carry earthquake or hurricane insurance. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the Company's lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it not feasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under such circumstances, the insurance proceeds received by the Company might not be adequate to restore its economic position with respect to a Hotel.

         Conflicts of Interest

         Messrs. Fisher and Shaw.

         Conflicts of interest exist between the Company, on the one hand, and the IH Lessee, Mr. Fisher (Chairman of the Board of Trustees, Chief Executive Officer and President of the Company and the majority shareholder of the IH Lessee) and Mr. Shaw (Executive Vice-President and Chief Operating Officer of the Company and the minority shareholder in the IH Lessee), on the other hand, with respect to the negotiation and enforcement of the terms of the current and any future Percentage Leases with the IH Lessee. Conflicts also exist related to possible adverse tax consequences to Mr. Fisher and his affiliates upon a sale, refinancing or prepayment of indebtedness secured by certain Hotels contributed to the Company by his affiliates. Additionally, the Company relies substantially on Mr. Fisher and conflicting demands on his time occur, which could lead to decisions which do not reflect solely the interests of the Company's shareholders. Mr. Shaw also has conflicting demands on his time, including serving as President of the IH Lessee and spending significant time in that capacity.

         Mr. DeBoer

         Mr. DeBoer, who is one of the largest shareholders of the Company, on a diluted basis, and who serves as a Trustee of the Company, and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. Mr. DeBoer is the President, Chairman of the Board and a major shareholder of Candlewood Hotel Company, Inc. ("Candlewood"), a public hotel company that is the owner, operator and franchisor of Candlewood hotels, an economy extended-stay hotel chain founded by Mr. DeBoer. Hotels developed by Mr. DeBoer and his affiliates, including Candlewood hotels, may compete with the

Company's hotels for guests, and other hotel companies with which Mr. DeBoer is affiliated, including Candlewood, may compete with the Company for acquisition opportunities. Due to the potential adverse tax consequences to the DeBoer Group that may result from the sale of or refinancing or prepayment of indebtedness associated with the DeBoer Hotels, the Company has agreed with the DeBoer Group that, for a period of up to ten years following the closing of the acquisition of the DeBoer Hotels, (i) any taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group, which may cause the Company to be unable to sell some or all of the DeBoer Hotels in circumstances in which it would be advantageous to do so, and (ii) the Company will maintain the Required Indebtedness. Accordingly, the interests of the Company and Mr. DeBoer may differ with respect to the Hotels, proposed acquisitions of hotels by the Company that are competitive with hotels owned or being considered for acquisition or development by Mr. DeBoer or his affiliates, proposed acquisitions of hotels or sites by the Company that Mr. DeBoer or his affiliates may also have an interest in acquiring, or proposed dispositions of certain of the Company's Hotels that management believes are in the best interests of the Company.

         Additionally, the Company has, for the last two years, placed substantially all of its insurance (including officers' and trustees' liability, property, casualty, earthquake and worker's compensation coverages) with Manning & Smith, Wichita, Kansas, a full service commercial insurance broker that has developed a specialty in insuring hotels. During that same period, the IH Lessee placed substantially all of its insurance (including worker's compensation, employment practices liability, crime and, for the twelve months ended September 30, 1998, health care coverages) with Manning & Smith. Manning & Smith is a private company of which Mr. DeBoer owns 47% of the stock. Mr. DeBoer has informed the Company that he is not an officer of Manning & Smith and does not participate actively in its management. For the policy year 1998 (ending September 30, 1998), the gross amount of the premiums paid for coverages placed by Manning & Smith for the Company was approximately $930,000 and for the IH Lessee was approximately $755,000.

         Mr. Ruhfus

         Mr. Ruhfus is a Trustee of the Company, a shareholder of Patriot and a Board member and non-executive Chairman of the all-suites division of Wyndham International, Inc. Patriot is the franchisor of Summerfield Suites and Sierra Suites hotels. Conflicts, therefore, exist between the Company, on the one hand, and the Summerfield Lessee and Mr. Ruhfus, on the other hand, with respect to the enforcement of the terms of the Percentage Leases with the Summerfield Lessee. In addition, Summerfield Suites hotels that the Company does not own and Sierra Suites hotels may compete with the Hotels for guests, and Patriot may compete with the Company for acquisition opportunities. Mr. Ruhfus is also Chairman of Summerfield Corporation, a private company which may engage in hotel acquisition or development activity. This activity may include the acquisition or development of upscale extended-stay hotels, such as Summerfield Suites (or hotels that can be converted to such brands). Accordingly, the interests of the Company, Mr. Ruhfus and Patriot could differ with respect to the Hotels, proposed acquisitions of hotels by the

Company that are competitive with hotels owned or being considered for acquisition or development by Mr. Ruhfus or his affiliates, or proposed acquisitions of hotels or sites by the Company that Mr. Ruhfus or his affiliates may also have an interest in acquiring.

         On October 23, 1998, the Company sold its three Sierra Suites hotels for $19,950,000 to an affiliate of Mr. Ruhfus (the "Sierra Suites Buyer"). The Company acquired two of the Sierra Suites hotels from affiliates of Mr. Ruhfus in July 1997, when it acquired six other hotels from affiliates of Mr. Ruhfus, and developed the third Sierra Suites hotel in 1998. In connection with the July 1997 acquisition, (a) the Company obtained the right to terminate the Percentage Leases for its Sierra Suites hotels in certain circumstances and (b) the Sierra Suites Buyer obtained the right to acquire from the Company any Sierra Suites hotel with respect to which the Company exercised the above-referenced right to terminate the related Percentage Lease. Under these provisions, if the termination right was exercised for one or more hotels, the purchase prices to be paid by the Sierra Suites Buyer would be equal to the Company's investment in those hotels. When the Sierra Suites brand was acquired by affiliates of Patriot in June 1998, the Company terminated the Percentage Leases for its three Sierra Suites hotels. The Sierra Suites Buyer then exercised its right to acquire those hotels. In connection with the acquisition of the three Sierra Suites hotels in October 1998 by the Sierra Suites Buyer, the Company redeemed 233,612 of the Common Units issued to the Summerfield Group when it sold the Company hotels in July 1997. The Common Units that the Company redeemed in connection with the sale to the Sierra Suites Buyer of the three Sierra Suites hotels had a deemed value of $3,504,000, which was applied to the $19,950,000 purchase price.

         LEVERAGE

         To the extent the Company continues to incur debt, its debt service requirements will reduce cash available for distribution to shareholders. Variable rate debt, such as the Company's line of credit, creates higher debt service requirements if interest rates increase, which may decrease cash available for distribution to shareholders. There can be no assurances that the Company will be able to meet its debt service obligations. To the extent that it cannot meet its debt service obligations, the Company risks the loss of some or all of its assets to foreclosure or forced sale. Changes in economic conditions could result in higher interest rates on variable rate debt, including borrowings under the Company's line of credit, reduce the availability of debt financing generally or at rates deemed favorable to the Company, reduce cash available for distribution to shareholders and increase the risk of loss upon a sale or foreclosure. The Company also may obtain one or more forms of interest rate protection on variable rate debt (e.g., swap agreements or interest rate cap contracts) and will consider additional long-term fixed-rate financing to further hedge against the possible adverse effects of interest rate fluctuations. Adverse economic conditions could cause the terms on which borrowings become available to be less favorable than at present. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in Hotels or lose one or more Hotels to foreclosure, either of which could result in a material financial loss to the Company.

         ENVIRONMENTAL MATTERS

         Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the Hotels, the Company, the Partnership or the Lessees, as the case may be, may be potentially liable for any such costs.

         Phase I environmental site assessments ("ESAs") generally are obtained on hotels at the time of acquisition by the Company. The Company generally intends to obtain an ESA on any other hotel acquired in the future. The ESAs are and were intended to identify potential environmental contamination for which the Hotels may be responsible. The ESAs included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The ESAs did not include invasive procedures, such as soil sampling or ground water analysis.

         The ESAs have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these ESAs do not reveal all environmental liabilities or that there are material environmental liabilities or compliance concerns of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels will not be affected by the condition of properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Partnership, the Lessees or the Company.

         TAX STATUS

         The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the Company level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the holders of Common Shares in any such year will not be deductible by the Company. If the Internal Revenue Service were to challenge successfully the tax status of the Partnership as a partnership for federal income tax purposes, the Partnership would be taxable as a corporation. In such event, the Company would likely cease to qualify as a REIT for a variety of reasons. Although the Company does not intend to request a ruling from the Service as to its REIT status or the partnership status of the Partnership, the Company has, in the past, obtained the opinion of its legal counsel that, as of the date of the opinion, the Company qualifies as a REIT. The opinion was based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property.

ITEM 2.           PROPERTIES

         The following tables set forth certain information with respect to the Hotels that were owned by the Company as of December 31, 1998.

                                                                    YEAR ENDED DECEMBER 31, 1998
                                              NUMBER    --------------------------------------------------
                                     YEAR   OF SUITES/   ROOM              LEASE
                                    OPENED    ROOMS     REVENUE           PAYMENT        OCCUPANCY     ADR        REVPAR
                                    ------    -----     -------           -------        ---------     ---        ------
                                                         (1)               (2)               (3)        (3)         (3)
Residence Inn:
    Addison, TX ...................   1996     150   $  4,334,125      $  2,191,992         86.25%  $    91.79   $    79.16
    Altamonte Springs, FL .........   1985     128      3,498,627         1,434,727         77.82        96.23        74.88
    Arlington, TX..................   1995     114      3,173,940         1,516,365         85.71        89.00        76.28
    Atlanta (Downtown), GA.........   1996     160      4,165,769         1,572,283         81.35        87.69        71.33
    Atlanta (Peachtree Corners), GA   1998     120        524,078           171,342         66.10        75.59        49.96
    Bellevue, WA ..................   1984     120      4,484,868         2,334,605         85.55       123.41       105.58
    Binghamton, NY ................   1987      72      2,084,058           965,365         84.69        93.64        79.30
    Bothell, WA  ..................   1991     120      3,268,921         1,538,639         81.55        92.75        75.63
    Cherry Hill, NJ ...............   1989      96      3,201,397         1,489,111         86.54       105.58        91.36
    Columbus East, OH .............   1986      80      1,893,393           637,940         81.67        79.39        64.84
    Denver (Downtown), CO .........   1982     156      4,761,204         2,127,913         89.19        93.75        83.62
    Denver (South), CO ............   1981     128      3,741,754         1,827,187         87.62        91.41        80.09
    East Lansing, MI ..............   1984      60      1,537,862           662,967         83.44        84.16        70.22
    Eden Prairie, MN ..............   1985     126      3,476,397         1,698,024         83.36        90.68        75.59
    Fort Wayne, IN ................   1985      80      1,709,456           695,989         83.29        70.29        58.54
    Fremont, CA ...................   1985      80      3,193,017         1,573,610         84.37       129.61       109.35
    Gaithersburg, MD ..............   1998     132      1,894,440           914,796         74.10       107.26        79.48
    Grand Rapids, MI ..............   1984      96      2,219,369           966,583         78.57        80.62        63.34
    Harrisburg, PA ................   1988      80      2,389,108         1,074,763         85.35        95.86        81.82
    Indianapolis, IN ..............   1984      88      1,970,911           632,799         78.92        77.75        61.36
    Lexington, KY .................   1985      80      2,092,999           865,660         86.99        82.40        71.68
    Louisville, KY ................   1984      96      3,008,462         1,468,884         90.07        95.32        85.86
    Lynnwood, WA ..................   1987     120      3,523,250         1,680,705         87.51        93.95        82.22
    Mountain View (Palo Alto), CA .   1985     112      5,908,291         3,539,524         86.53       167.02       144.53
    Ontario, CA ...................   1986     200      4,520,540         1,949,027         75.72        82.20        62.24
    Portland, ME ..................   1996      78      2,511,437         1,205,048         90.44        97.54        88.21
    Portland South, OR ............   1984     112      2,844,996         1,302,005         77.87        92.02        71.65
    Richmond, VA ..................   1986      80      2,408,072         1,109,573         87.14        94.64        82.47
    San Jose, CA ..................   1986      80      3,698,347         1,917,234         86.89       145.76       126.66
    San Jose South, CA ............   1998     150        744,511           318,354         70.90       119.68        84.85
    San Mateo, CA .................   1985     159      6,853,740         3,675,103         85.86       137.55       118.10
    Shelton, CT ...................   1988      96      3,774,217         1,995,372         87.39       123.25       107.71
    Silicon Valley I, CA  .........   1983     231      9,849,965         5,611,936         77.36       151.02       116.82
    Silicon Valley II, CA .........   1985     247      9,773,505         5,556,666         71.54       151.53       108.41
    Troy (Central), MI ............   1986     152      4,529,252         2,322,879         84.85        96.22        81.64
    Troy (Southeast), MI ..........   1985      96      2,646,922         1,242,106         78.99        95.64        75.54
    Tukwila, WA ...................   1985     144      4,854,755         2,512,785         91.17       103.97        94.80
    Vancouver, WA .................   1987     120      3,111,391         1,473,985         84.25        86.47        72.85
    Wichita East, KS ..............   1981      64      1,586,842           608,278         83.33        81.52        67.93
    Windsor, CT ...................   1986      96      3,047,463         1,355,104         84.20       103.29        86.97
    Winston-Salem, NC .............   1986      88      2,212,999           808,901         85.37        80.70        68.90

Summerfield Suites
    Addison, TX ...................   1996     132      3,957,715         1,727,463         72.96       112.58        82.14
    Belmont, CA ...................   1995     132      5,579,611         2,982,500         81.33       142.39       115.81
    El Segundo, CA ................   1995     122      4,500,258         2,176,405         86.38       117.00       101.06
    Irving (Las Colinas), TX ......   1996     148      4,904,829         2,364,730         77.58       117.04        90.80
    Mount Laurel, NJ ..............   1996     116      4,029,804         1,768,653         85.48       111.35        95.18
    West Hollywood, CA ............   1993     109      3,972,828         1,927,690         80.53       124.01        99.86


Hampton Inn:
    Albany/Latham, NY .............   1990     126      2,185,683         1,075,359         64.28        73.93        47.53
    Germantown, MD ................   1987     176      2,855,638         1,379,918         60.34        73.67        44.45
    Islandia (Long Island), NY ....   1988     121      3,290,287         1,679,656         80.11        92.99        74.50

    Lombard (Chicago), Il ..........  1987     128      2,357,191         1,097,270         67.20        75.07        50.45
    Naples, FL .....................  1990     107      1,987,088           866,538         68.54        74.23        50.88
    Norcross, GA ...................  1996     150      1,667,696           697,249         50.76        60.42        30.66
    Schaumburg (Chicago), IL .......  1986     128      2,790,870         1,478,602         75.16        79.48        59.74
    Tallahassee, FL ................  1993      93      1,812,686           914,096         79.93        66.81        53.40
    West Palm Beach, FL ............  1986     136      2,362,218           962,247         76.62        62.11        47.59
    Westchester (Chicago), IL ......  1988     112      2,517,898         1,325,771         76.44        80.58        61.59
    Willow Grove (Philadelphia), PA   1991     150      3,821,714         2,106,410         79.63        87.66        69.80
    Woburn, MA .....................  1981     100      2,673,193         1,374,291         73.86       100.16        73.98

Sunrise Suites
    Eatontown (Tinton Falls), NJ ...  1993      96      2,534,857           829,313         77.84        92.94        72.34

Comfort Inn:
    Allentown, PA ..................  1990     127      1,931,254           973,707         72.17        57.73        41.66

Holiday Inn Express:
    Lexington, MA ..................  1971     204      4,567,466         2,421,877         72.10        85.07        61.34

Courtyard by Marriott:
    Fort Lauderdale, FL ............  1988     139      1,671,085(4)        788,973(4)      80.74(4)     70.23(4)     56.71(4)

Hotels sold during 1998(5)                              3,591,816         1,556,972           N/A          N/A          N/A

Consolidated Total/
Weighted average ...................         7,639   $212,588,335      $103,021,819         79.78%  $    99.09   $    79.05
                                             =====   ============      ============

-----------------------

(1) With respect to Hotels acquired in 1998, represents the hotels' room revenue from the date of acquisition by the Company.
(2) Represents Percentage Lease revenue from the Lessees to the Company calculated in accordance with the Percentage Leases.
(3) Represents the occupancy, ADR and RevPAR of the Hotels for the year including the period, if any, prior to ownership by the Company.
(4) Represents the period in 1998 that the hotel was open, January 1, 1998 to July 31, 1998, during which it operated as a Sheraton Hotel. The hotel was closed on August 1, 1998 for renovation and re-opened on March 1, 1999.
(5) Represents revenues and lease payments for three Sierra Suites hotels sold in October 1998.

THE PERCENTAGE LEASES

         Each Percentage Lease contains provisions similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain similar provisions.

         Percentage Lease Terms. Each Percentage Lease has a non-cancelable term of at least ten years, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described in the Percentage Lease. Certain of the Percentage Leases contain renewal terms of up to 15 years, at the Lessees' option. Under the renewal provisions, the rent formulas is re-set to produce a then-current market rate rent.

         Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessees are obligated to pay to the Partnership (i) the greater of a fixed annual Base Rent or Percentage Rent, and (ii) certain other amounts, including interest accrued on any late payments or charges (the "Additional Charges"). Percentage Rent is based on percentages of room revenues for each of the Hotels. For all Percentage Leases, both the Base Rent and the Revenue Break Point in each Percentage Rent formula are (a) adjusted annually for inflation and (b) in the case of the Revenue Break Point (as defined in "Internal Growth Strategy" above) for certain of the Hotels managed by Marriott, increased to specified levels (not tied to inflation) in the first years after execution. With respect to adjustments for inflation, the adjustment will be calculated at the beginning of each calendar year based upon the change in the CPI during the prior calendar year. The Company receives between 30% and 36.5% of room revenue up to the Revenue Break Point and between 68% and 70% of room revenue in excess of the Revenue Break Point. The Base Rent for seven of the Hotels leased to the Summerfield Lessee reduces in 1999, as described in "Internal Growth Strategy" above, and beginning in 2000 will adjust annually for inflation.

         Other than real estate and personal property taxes, ground lease rent (where applicable), the cost of certain furniture and equipment and certain capital expenditures, and property and casualty insurance (for the hotels leased by the IH Lessee), which are obligations of the Company, the Percentage Leases require the Lessees to pay Base Rent, Percentage Rent, Additional Charges and the operating expenses of the Hotels (including insurance, utility and other charges incurred in the operation of the Hotels) during the terms of the Percentage Leases. The Percentage Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel.

         Maintenance and Modifications. Under the Percentage Leases, the Company is required to pay for capital improvements at each Hotel. In addition, the Percentage Leases obligate the Company to make available to the Lessees for the repair, replacement and refurbishment of furniture and equipment and certain other capital expenditures at the Hotels, when and as deemed necessary by the Lessees, an amount equal to 4% or 5% of room revenues, per month on a cumulative basis. The Company's obligation is carried forward to the extent that the Lessees have not expended such amount, and any unexpended amounts remain the property of the Company upon termination of the Percentage Leases. In addition, the Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or Marriott Management Agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the Lessees are required, at their expense, to (i) maintain the Hotels in good order and repair, (ii) pay for all operating expenses of the Hotels and (iii) comply with the requirements of any Company loan agreement (to the extent applicable to property operations or cash management), any franchise agreement and (with respect to the IH Lessee) the Marriott Management Agreements.

         The Lessees, at their expense, may make non-capital and capital additions, modifications or improvements to the Hotels, provided that such action does not significantly alter the character or purposes of the Hotels or significantly detract from the value or operating efficiencies of the Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and become the property of the Company upon termination of the Percentage Leases. The Company owns, with respect to the Hotels, substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon, except to the extent that ownership of such personal property would cause the rent under a Percentage Lease not to qualify as "rents from real property" for REIT income test purposes.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The information called for in this item is incorporated by reference from the "Corporate Information" section of the Company's 1998 Annual Report, which section is filed in Exhibit 13.1 to this Form 10-K.

ITEM 6.           SELECTED FINANCIAL DATA

         The information called for in this item with respect to the Company and its predecessor is incorporated by reference from the "Selected Financial Data" section of the 1998 Annual Report, which section is filed in Exhibit 13.1 to this Form 10-K.

         With respect to the IH Lessee, the following table sets forth selected historical financial data for the years ended December 31, 1998, 1997, 1996 and 1995 and the period September 30, 1994 (inception) through December 31, 1994. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included, or incorporated by reference, herein.

                                    IH LESSEE
                       SELECTED HISTORICAL FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                                                 Period from
                                                                                             September 30, 1994
                                                    Years Ended December 31,                   (Inception) to
                                   ---------------------------------------------------------     December 31,
                                     1998            1997             1996            1995           1994
                                   --------         --------         -------         -------         ------
OPERATING DATA:
Room revenue                       $179,366         $117,170         $58,501         $24,412         $3,404
Other revenue                         9,213            7,333           4,222           1,895            372
                                   --------         --------         -------         -------         ------
Total revenue                       188,579          124,503          62,723          26,307          3,776
Hotel operating expenses             94,370           61,320          32,274          13,696          2,041
                                   --------         --------         -------         -------         ------

Income before Lessee
   overhead and Percentage
   Lease expense                     94,209           63,183          30,449          12,611          1,735
Percentage Lease expense             87,735           57,486          27,466          11,268          1,480
Lessee overhead                       2,364            2,210           2,273             952            132
                                   --------         --------         -------         -------         ------
Net income (1)                     $  4,110         $  3,487         $   710         $   391         $  123
                                   ========         ========         =======         =======         ======


(1) The IH Lessee has elected status as a Subchapter S corporation for federal income tax purposes and, generally, pays no corporate level tax on its net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information called for in this item with respect to the Company and its predecessor is incorporated by reference from the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1998 Annual Report, which section is filed in Exhibit 13.1 to this Form 10-K.

         The following is a discussion of the results of operations for the IH Lessee.

         Comparison of Year Ended December 31, 1998 ("1998") to the Year Ended December 31, 1997 ("1997")

         The IH Lessee had total revenue for 1998 of $188,579,000, consisting of $179,366,000 of room revenue and $9,213,000 of other revenue. Room revenue increased by $62,196,000, or 53% from $117,170,000 for 1997. This increase was primarily due to the number of Hotels leased increasing from 32 at January 1, 1997 to 47 at January 1, 1998 and to 56 at December 31, 1998.

         Percentage Lease payments and hotel operating expenses for 1998 were $87,735,000 and $94,370,000, respectively. Percentage Lease payments and hotel operating expenses increased by $30,249,000 or 53% and $33,050,000 or 54%, respectively from $57,486,000 and $61,320,000 for 1997, respectively. These increases were primarily due to the number of Hotels leased increasing from 32 at January 1, 1997 to 47 at January 1, 1998 and to 56 at December 31, 1998. Net income for 1998 was $4,110,000. Net income increased $623,000, or 18%, from $3,487,000 for 1997.

         Departmental profit as a percentage of gross operating revenue was 79.2% in 1998 and 1997. Net income as a percentage of gross operating revenue decreased to 2.2% in 1998 from 2.8% in 1997.

         Comparison of Year Ended December 31, 1997 ("1997") to the Year Ended December 31, 1996 ("1996")

         The IH Lessee had total revenue for 1997 of $124,503,000, consisting of $117,170,000 of room revenue and $7,333,000 of other revenue. Room revenue increased by $58,669,000, or 100% from $58,501,000 for 1996. This increase was primarily due to the number of Hotels leased increasing from 18 at January 1, 1996 to 32 at January 1, 1997 and to 47 at December 31, 1997.

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

         Liquidity and Capital Resources

         The IH Lessee's principal source of revenue is the revenue derived from the hotels it operates under lease from the Company. The IH Lessee is dependent on this revenue to provide cash for the payment of its operating expenses, insurance, overhead and Percentage Lease payments. The IH Lessee has nominal net worth and is dependent upon the cash flow from operating activities to meet substantially all of its liquidity needs, including working capital and distributions to its shareholders. The IH Lessee does not currently have any established borrowing facilities. The IH Lessee believes that its cash flow provided by operating activities will be sufficient to meet its liquidity needs.

         Net cash flow from operating activities was $11,948,000 in 1998. Net cash flow used in investing activities was $1,149,000 in 1998, which consisted primarily of the purchase of marketable securities. Net cash flow used in financing activities was $5,100,000 in 1998, which consisted primarily of distributions paid to its shareholders.

         Seasonality of Hotel Business

         The hotel industry is seasonal in nature. Historically, the operations of the Hotels have generally reflected higher occupancy rates and ADR during the second and third quarters.

         Inflation

         Operators of hotels, including the IH Lessee and any third-party managers retained by the IH Lessee, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the IH Lessee and any third-party manager retained by the IH Lessee to raise room rates in response to inflation.

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

         The IH Lessee has recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. The IH Lessee has been informed that its third party managers are in the process of studying the year 2000 issue, including inquiries of their vendors. Upon completion of the management companies' studies, which is expected in mid-1999, the IH Lessee will determine the extent to which it is vulnerable to the third parties' failure to remediate their own year 2000 issues and the costs associated with resolving this issue. Attention is also directed to the Company's disclosure on the year 2000 issue contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1998 Annual Report, which section is filed in Exhibit
13.1 to this Form 10-K.

         Forward Looking Statements

         Management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the IH Lessee, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the IH Lessee to be materially different from the results or achievements expressed or implied by such forward-looking statements. The IH Lessee is not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosure called for by this Item 7A. and by Item 305 of Regulation S-K are inapplicable to the Company at this time.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The quarterly results of operations are incorporated by reference from the relevant section of the Company's 1998 Annual Report, which section is filed in Exhibit 13.1 to this Form 10-K.

         The following financial statements are incorporated by reference from the Financial Statements included in the Company's 1998 Annual Report, which statements are filed in Exhibit 13.1 to this Form 10-K.

INNKEEPERS USA TRUST

     Report of Independent Accountants

     Consolidated Balance Sheets at December 31, 1998
       and 1997

     Consolidated Statements of Income for the years ended
      December 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     The following financial statements are included herein on the pages indicated.

INNKEEPERS HOSPITALITY

     Report of Independent Accountants...........................................................................33

     Combined Balance Sheets at December 31, 1998 and
      December 31, 1997..........................................................................................34

     Combined Statements of Income for the years ended
      December 31, 1998, 1997 and 1996 ..........................................................................35

     Combined Statements of Shareholders' Equity for the
      years ended December 31, 1998, 1997 and 1996 ..............................................................36

     Combined Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996 ..........................................................................37

     Notes to Combined Financial Statements......................................................................38

FINANCIAL STATEMENT SCHEDULE OF INNKEEPERS USA TRUST

     Report of Independent Accountants...........................................................................42

     Schedule 3 - Real Estate and Accumulated Depreciation
       at December 31, 1998......................................................................................43

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Innkeepers Hospitality

In our opinion, the accompanying combined balance sheets and the related combined statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Innkeepers Hospitality (as described in Note 1) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Innkeepers Hospitality's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                           PricewaterhouseCoopers LLP

Dallas, Texas
March 19, 1999

INNKEEPERS HOSPITALITY
COMBINED BALANCE SHEETS
December 31, 1998 and 1997
(in thousands, except share data)

                                                                    1998                  1997
                                                                   -------               -------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $13,562               $ 7,863
  Marketable securities                                              2,366                 1,775
  Accounts receivable, net                                           4,384                 3,090
  Inventory                                                             --                    23
  Prepaid expenses                                                     443                   351
                                                                   -------               -------
      Total current assets                                          20,755                13,102

Other assets                                                           158                   180
                                                                   -------               -------
      Total assets                                                 $20,913               $13,282
                                                                   =======               =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $ 4,139               $ 3,061
  Accrued expenses                                                   3,466                 2,055
  Payable to Manager                                                 2,442                 2,025
  Due to Partnership                                                 9,882                 3,791
                                                                   -------               -------
      Total current liabilities                                     19,929                10,932

Other long-term liabilities                                            745                   585
                                                                   -------               -------
      Total liabilities                                             20,674                11,517
                                                                   -------               -------

Commitments and contingencies (Note 3)

Shareholders' equity:

  Common shares, $1 par value, 7,000 shares and
     3,000 shares authorized, issued and outstanding
     at December 31, 1998 and 1997, respectively                         7                     3
  Unrealized gain on marketable securities                              26                   562
  Retained earnings                                                    206                 1,200
                                                                   -------               -------
      Total shareholders' equity                                       239                 1,765
                                                                   -------               -------
      Total liabilities and shareholders' equity                   $20,913               $13,282
                                                                   =======               =======





The accompanying notes are an integral part of these combined financial statements.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF INCOME
For the years ended December 31, 1998, 1997 and 1996
(in thousands)

                                                   1998             1997            1996
                                                 ---------        ---------        --------
Gross operating revenue:
   Rooms                                         $ 179,366        $ 117,170        $ 58,501
   Food and beverage                                   290              636             687
   Telephone                                         3,455            4,167           2,231
   Other                                             5,468            2,530           1,304
                                                 ---------        ---------        --------
      Gross operating revenue                      188,579          124,503          62,723

Departmental expenses:
   Rooms                                            35,603           22,637          12,404
   Food and beverage                                   322              583             583
   Telephone                                         1,523            1,480             850
   Other                                             1,847            1,148             470
                                                 ---------        ---------        --------
      Total departmental profit                    149,284           98,655          48,416
                                                 ---------        ---------        --------

Unallocated operating expenses:
   General and administrative                       15,059            8,754           3,943
   Franchise and marketing fees                     11,659            8,833           4,492
   Advertising and promotions                        8,806            4,204           2,305
   Utilities                                         7,240            5,204           3,235
   Repairs and maintenance                           8,381            5,443           3,073
   Management fees                                   2,975            2,255             540
                                                 ---------        ---------        --------
      Total unallocated operating expenses          54,120           34,693          17,588
                                                 ---------        ---------        --------

      Gross profit                                  95,164           63,962          30,828
Insurance                                             (955)            (779)           (379)
Lessee overhead                                     (2,364)          (2,210)         (2,273)
Percentage Lease expense                           (87,735)         (57,486)        (27,466)
                                                 ---------        ---------        --------
      Net income                                     4,110            3,487             710

Other comprehensive income -
  unrealized gains (losses)
  on marketable securities                            (536)             204             358
                                                 ---------        ---------        --------
      Comprehensive income                       $   3,574        $   3,691        $  1,068
                                                 =========        =========        ========

The accompanying notes are an integral part of these combined financial statements.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1998, 1997 and 1996
(in thousands, except share data)

                                                                         Unrealized
                                                      Common Shares       Gain On       Retained     Total
                                                    ------------------   Marketable      Earnings  Shareholders'
                                                    Shares   Par Value   Securities     (Deficit)    Equity
                                                    ------   ---------   ----------     ---------    ------
Balance at December 31, 1995                         2,000   $       2                              $      2

   Issuance of common shares                         1,000           1                                     1

   Net income                                                                            $  710          710

   Change in unrealized gain on marketable
      securities                                                           $   358                       358

   Distributions paid                                                                      (771)        (771)
                                                 ---------  ----------     -------       ------    ---------
   Balance at December 31, 1996                      3,000           3         358          (61)         300

   Net income                                                                             3,487        3,487

   Change in unrealized gain on marketable
      securities                                                               204                       204

   Distributions paid                                                                    (2,226)      (2,226)
                                                 ---------  ----------     -------       ------      -------
Balance at December 31, 1997                         3,000           3         562        1,200        1,765

   Issuance of common shares                         4,000           4                                     4

   Net income                                                                             4,110        4,110

   Change in unrealized gain on
      marketable securities                                                   (536)                     (536)

   Distributions paid                                                                    (5,104)      (5,104)
                                                   -------    --------     -------       ------     --------

Balance at December 31, 1998                         7,000    $      7     $    26       $  206     $    239
                                                   =======    ========     =======       ======     ========





The accompanying notes are an integral part of these combined financial statements.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(in thousands)

                                                               1998                1997                1996
                                                             --------             -------             -------
Cash flows from operating activities:
   Net income                                                $  4,110             $ 3,487             $   710
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                  44                  45                  28
     Changes in operating assets and liabilities:
       Accounts receivable                                     (1,294)               (697)               (853)
       Inventory                                                   23                  44                 (40)
       Prepaid expenses                                           (92)               (118)                (14)
       Other assets                                                                    33                 (45)
       Accounts payable                                         1,078                 911                 127
       Accrued expenses                                         1,411                 510                 483
       Payable to Manager                                         417                 391               1,634
       Other liabilities                                          160                (200)                785
       Due to Partnership                                       6,091                 250               1,493
                                                             --------             -------             -------
     Net cash provided by operating activities                 11,948               4,656               4,308
                                                             --------             -------             -------

Cash flows from investing activities:
   Advances to affiliates                                                                                (298)
   Affiliate advances collected                                                       298
   Purchase of equipment                                          (22)                 (6)                (81)
   Purchase of marketable securities, net                      (1,127)               (410)               (548)
                                                             --------             -------             -------
     Net cash used in investing activities                     (1,149)               (118)               (927)
                                                             --------             -------             -------

Cash flows from financing activities:
   Distributions paid                                          (5,104)             (2,226)               (771)
   Advances (payments) to shareholders                                                                     40
   Issuance of common shares                                        4                                       1
                                                             --------             -------             -------
     Net cash used in financing activities                     (5,100)             (2,226)               (730)
                                                             --------             -------             -------
   Net increase in cash and cash equivalents                    5,699               2,312               2,651

   Cash and cash equivalents at beginning of year               7,863               5,551               2,900
                                                             --------             -------             -------

   Cash and cash equivalents at end of year                  $ 13,562             $ 7,863             $ 5,551
                                                             ========             =======             =======




The accompanying notes are an integral part of these combined financial statements.

INNKEEPERS HOSPITALITY
NOTES TO COMBINED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Innkeepers Hospitality, Inc. and other entities with identical ownership, formerly known as JF Hotel, Inc. (collectively "IH" or the "IH Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). As of December 31, 1998, approximately 95.7% of the Partnership was owned by the Company. The principal shareholders of the IH Lessee are Jeffrey H. Fisher, who is the President, Chief Executive Officer and Chairman of Innkeepers, and Frederic M. Shaw, who is the Executive Vice-President and Chief Operating Officer of Innkeepers. The IH Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at December 31, 1998 leased 56 hotels (the "IH Leased Hotels") from the Company.

The Lessee operates 31 of the Hotels, Residence Inn by Marriott, Inc. ("RIBM", a wholly-owned subsidiary of Marriott International, Inc.) operates 23 of the Hotels, and an unaffiliated party operates two of the Hotels.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits.

The carrying amount of cash and cash equivalents approximates fair value.

MARKETABLE SECURITIES

Marketable securities, which primarily consist of 157,850 and 113,950 common shares of Innkeepers at December 31, 1998 and 1997, respectively, are classified as available for sale and are carried at market value. Marketable securities also include 20,500 preferred shares of the Company at December 31, 1998, which are convertible at any time into 30,363 common shares. The appreciation in value of the marketable securities, since purchase, is recorded in shareholders' equity until realized.

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

FRANCHISE FEES

The cost of obtaining franchise licenses, for hotels subject to such licenses, is paid by the Company, and the continuing franchise fees (generally a percentage of room revenue) are paid by the IH Lessee.

INNKEEPERS HOSPITALITY
NOTES TO COMBINED FINANCIAL STATEMENTS

ADVERTISING COSTS

Advertising costs are expensed as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors which were $4,942,000, $3,303,000, and $1,728,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

PERCENTAGE LEASE EXPENSE

Each IH Leased Hotel is leased by the Company to the IH Lessee under a percentage lease agreement ("Percentage Lease"). The Percentage Lease for each IH Leased Hotel provides for the payment to the Company of monthly percentage rent based on fixed percentages of gross room revenue in excess of certain specified levels. The Percentage Lease for each IH Leased Hotel provides for minimum base rents in the event that percentage rents do not exceed base rents.

Percentage Lease expense is recognized as due to the Company under the Percentage Leases from lease inception.

INCOME TAXES

The IH Lessee has elected S corporation status under the Internal Revenue Code. Accordingly, the shareholders of the IH Lessee are taxed on an individual basis on their proportionate share of the IH Lessee's taxable income. Consequently, no provision for income taxes has been reflected in the financial statements.

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

2.   SHARE APPRECIATION RIGHTS

In 1994, the IH Lessee granted to certain officers an aggregate of 70,000 share appreciation rights ("SARs") based on the performance of the Company's common shares. The SARs vest over a four year period, have been granted at an exercise price of $10.00 and have a maximum term of ten years. In 1997, the IH Lessee granted to certain employees and officers an aggregate of 300,000 SARs, which vest over four or five year periods, have an exercise price of $13.25 and a maximum term of ten years. No SARs have been exercised as of December 31, 1998. For the years ended December 31, 1997 and 1996, the IH Lessee has recognized $196,000 and $234,000, respectively, in compensation cost related to the SARs and, for the year ended December 31, 1998, the IH Lessee recognized $303,000 in income related to the SARs, which is included in Lessee Overhead in the accompanying combined statements of income.

3.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

The IH Lessee has future lease commitments for office space through 2001. Minimum future rental payments under those noncancelable operating leases is approximately $350,000 per year.

Rent expense, excluding Percentage Lease expense, was $178,000, $135,000, and $219,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The IH Lessee has future minimum base lease commitments under the Percentage Lease agreements to the Company through 2012. Minimum future base lease payments under the Percentage Lease agreements are as follows (in thousands):

INNKEEPERS HOSPITALITY
NOTES TO COMBINED FINANCIAL STATEMENTS

         YEAR                                                            AMOUNT
         ----                                                            ------
         1999                                                          $ 50,534
         2000                                                            50,534
         2001                                                            50,534
         2002                                                            50,534
         2003                                                            50,534
         Thereafter                                                     252,018
                                                                       --------
                                                                       $504,688
                                                                       ========

The IH Lessee paid base rents of $43,318,000, $25,580,000, and $10,212,000, and percentage rent, in excess of base rents, of $44,417,000, $31,906,000, and $17,254,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

RIBM operates 23 of the IH Leased Hotels under management agreements with the IH Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements, generally, have an initial term of 13 years and provide for a base fee of 2% of gross revenues at the RIBM managed hotels and an incentive fee which is 50% of available cash flow, as defined in the RIBM Management Agreements. For seven of the IH Leased Hotels, the RIBM Management Agreements provide for an incentive fee of 65% of available cash flow up to 3.5% of gross revenue and 50% of available cash flow thereafter. The payment of incentive fees is subordinate to the IH Lessee's obligations under the Percentage Leases at the RIBM managed hotels. The RIBM Management Agreements also contain substantial penalties for early termination without cause. Amounts due to RIBM under the RIBM Management Agreements are included in "Payable to Manager" in the accompanying combined balance sheets. The right to operate the 23 hotels as Residence Inn by Marriott hotels is contained in the RIBM Management Agreements. In lieu of a franchise fee, the RIBM Management Agreements provide for a system fee of 5% of gross revenues at the RIBM managed hotels. The system fee is included in "Franchise Fees" in the accompanying combined statements of income.

Two of the IH Leased Hotels are operated under management agreements with an unaffiliated party with remaining terms of approximately three years and providing for a base fee of 2% of gross revenues and an incentive fee based on the performance of the hotels managed.

The Company has reimbursed the IH Lessee $100,000 for the use of office facilities for each of the years ended December 31, 1998, 1997 and 1996, respectively. The Company has advanced to the IH Lessee the working capital deposit required under the RIBM Management Agreements. These advances are included in other long-term liabilities in the accompanying combined balance sheets. Percentage Lease expense due to the Company, which remains unpaid at December 31, 1998 and 1997, is included in Due to Partnership in the accompanying combined balance sheets. The Company has also guaranteed certain of the IH Lessee's obligations under its franchise licenses (and is secondarily liable for certain of the IH Lessee's obligations under the Marriott Management Agreements), generally in exchange for certain rights to substitute a replacement lessee as the franchisee (or as the party to the RIBM Management Agreement) if the Company terminates the related Percentage Lease.

INNKEEPERS HOSPITALITY
NOTES TO COMBINED FINANCIAL STATEMENTS

4.  EMPLOYEE BENEFIT PLAN

The IH Lessee sponsors a defined contribution employee benefit plan (the "Plan"). Substantially all employees who are age 21 or older and have at least one year of service, as defined, are eligible to participate in the Plan. Employees may contribute up to 15% of their compensation to the Plan, subject to certain annual limitations. The IH Lessee currently does not contribute to the Plan, however, the IH Lessee absorbs certain administrative expenses of the Plan.

On October 1, 1997, the IH Lessee established a self-insured health plan for its employees. The IH Lessee has made a provision for reported and unreported claims incurred as of December 31, 1998 and 1997. The IH Lessee also maintains individual and aggregate stop loss policies.

5.  SUBSEQUENT EVENTS

In January and March 1999, the Company acquired and leased three hotels to the IH Lessee under Percentage Leases.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders
Innkeepers USA Trust

Our audits of the consolidated financial statements referred to in our report dated February 19, 1999 appearing on page 24 of the 1998 Annual Report to Shareholders of Innkeepers USA Trust (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                         PricewaterhouseCoopers LLP

Dallas, Texas
February 19, 1999

                              INNKEEPERS USA TRUST
              SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              at December 31, 1998

                                                                              Cost Capitalized          Gross Amounts of Which
                                                  Initial Cost           Subsequent to Acquisition    Carried at Close of Period
----------------------------------------------------------------------------------------------------------------------------------



                                                      Buildings and                 Buildings and                Buildings and
   Description             Encumbrances     Land       Improvement       Land        Improvement        Land       Improvement
----------------------------------------------------------------------------------------------------------------------------------

Residence Inn:

Addison, TX                            $  1,000,000    $ 11,914,340    $         0    $         0    $  1,000,000    $ 11,914,340
Altamonte Springs, FL                     1,329,300       7,089,660              0              0       1,329,300       7,089,660
Arlington, TX                               860,000       8,432,997              0              0         860,000       8,432,997
Atlanta (Downtown), GA                    1,550,000      14,926,908              0         70,330       1,550,000      14,997,238
Atlanta, (Peachtree                         947,880       9,082,820              0              0         947,880       9,082,820
Corners), GA
Bellevue, WA                      5       3,115,050      16,933,855              0              0       3,115,050      16,933,855
Binghamton, NY                    3         720,000       5,293,910         13,615        286,304         733,615       5,580,214
Bothell, WA                               1,913,750       9,409,475              0              0       1,913,750       9,409,475
Cherry Hill, NJ                   3       1,000,000       8,136,208              0        132,501       1,000,000       8,268,709
Columbus East, OH                           724,800       3,881,101              0              0         724,800       3,881,101
Denver (Downtown), CO             3       1,210,000       8,005,615        101,500        726,225       1,311,500       8,731,840
Denver (South), CO                2       1,105,000       7,726,889         22,486      1,198,056       1,127,486       8,924,945
East Lansing, MI                            385,000       3,878,273              0          4,604         385,000       3,882,877
Eden Prairie, MN                          1,240,000       9,248,876         29,789        473,308       1,269,789       9,722,184
Fort Wayne, IN                              751,650       4,018,300              0              0         751,650       4,018,300
Fremont, CA                       2       1,000,000       4,684,094          1,572        293,458       1,001,572       4,977,552
Gaithersburg, MD                          1,999,668      12,652,428              0              0       1,999,668      12,652,428
Grand Rapids, MI                            770,000       6,455,475         54,662        534,519         824,662       6,989,994
Harrisburg, PA                              770,000       5,746,456          7,869        305,401         777,869       6,051,857
Indianapolis, IN                            789,150       4,213,628              0              0         789,150       4,213,628
Lexington, KY                             1,069,350       5,712,665              0              0       1,069,350       5,712,665
Louisville, KY                            1,509,600       8,046,326              0              0       1,509,600       8,046,326
Lynnwood, WA                      5       2,295,000      12,473,812              0              0       2,295,000      12,473,812
Mountain View                     2       3,700,000      12,297,251         11,540        379,972       3,711,540      12,677,223
  (Palo Alto), CA
Ontario, CA                               1,876,650       9,998,954              0              0       1,876,650       9,998,954
Portland, ME                                520,000       4,996,765              0            300         520,000       4,997,065
Portland South, OR                5       1,929,750      10,275,467              0              0       1,929,750      10,275,467
Richmond, VA                      2         600,000       5,159,238         25,948         97,676         625,948       5,256,914
San Jose, CA                      2       1,350,000       5,819,759         39,782        239,242       1,389,782       6,059,001
San Jose South, CA                        2,504,850      16,700,536              0              0       2,504,850      16,700,536
San Mateo, CA                             4,600,000      15,191,926         91,223        845,558       4,691,223      16,037,484
Shelton, CT                               1,560,000       8,175,272         19,715        629,321       1,579,715       8,804,593
Silicon Valley I, CA              3       6,330,000      23,301,035         92,860      1,678,078       6,422,860      24,979,113
Silicon Valley II, CA             1       5,450,000      29,054,525        145,549      1,077,797       5,595,549      30,132,322




-----------------------------------------------------------------------------------------------------------------------
                                                                                                         Life Upon
                                                                                                            Which
                                                                                                       Depreciation In
                                              Accumulated        Net          Date of         Date of    Statement Is
   Description                 Total         Depreciation     Book Value    Construction    Acquisition    Computed
-----------------------------------------------------------------------------------------------------------------------
Residence Inn:

Addison, TX                  $ 12,914,340    $    521,019    $ 12,393,321        4/19/96         2/1/97        40
Altamonte Springs, FL           8,418,960         177,618       8,241,342        5/20/85       12/30/97        40
Arlington, TX                   9,292,997         368,627       8,924,370        7/23/95         2/1/97        40
Atlanta (Downtown), GA         16,547,238         810,012      15,737,226        6/24/96        11/1/96        40
Atlanta, (Peachtree            10,030,700          58,075       9,972,625        7/14/98        10/9/98        40
Corners), GA
Bellevue, WA                   20,048,905         434,300      19,614,605         5/1/84        1/14/98        40
Binghamton, NY                  6,313,829         614,300       5,699,529        11/1/87        9/30/94        40
Bothell, WA                    11,323,225         242,292      11,080,933         5/1/91         1/9/98        40
Cherry Hill, NJ                 9,268,709         543,474       8,725,235        8/25/89         5/7/96        40
Columbus East, OH               4,605,901          98,861       4,507,040         6/2/86       12/30/97        40
Denver (Downtown), CO          10,043,340         448,324       9,595,016         6/1/82        11/1/96        40
Denver (South), CO             10,052,431         827,338       9,225,093         5/1/81        10/6/95        40
East Lansing, MI                4,267,877         208,048       4,059,829       10/19/84        11/1/96        40
Eden Prairie, MN               10,991,973         413,675      10,578,298         3/1/90         1/4/97        40
Fort Wayne, IN                  4,769,950         102,291       4,667,659       12/14/85       12/30/97        40
Fremont, CA                     5,979,124         452,129       5,526,995         5/1/85        10/6/95        40
Gaithersburg, MD               14,652,096         162,211      14,489,885        3/31/98        7/10/98        40
Grand Rapids, MI                7,814,656         362,721       7,451,935         1/1/84        11/1/96        40
Harrisburg, PA                  6,829,726         383,802       6,445,924        9/22/88         5/7/96        40
Indianapolis, IN                5,002,778         107,014       4,895,764         8/1/84       12/30/97        40
Lexington, KY                   6,782,015         144,490       6,637,525        11/1/85       12/30/97        40
Louisville, KY                  9,555,926         202,832       9,353,094         3/1/84       12/30/97        40
Lynnwood, WA                   14,768,812         319,841      14,448,971         5/1/87        1/14/98        40
Mountain View                  16,388,763       1,072,527      15,316,236        10/1/85        10/6/95        40
  (Palo Alto), CA
Ontario, CA                    11,875,604         251,459      11,624,145         2/1/86       12/30/97        40
Portland, ME                    5,517,065         270,657       5,246,408         3/8/96        11/1/96        40
Portland South, OR             12,205,217         263,474      11,941,743        12/1/84        1/14/98        40
Richmond, VA                    5,882,862         444,326       5,438,536        11/1/85        10/6/95        40
San Jose, CA                    7,448,783         527,106       6,921,677         3/1/86        10/6/95        40
San Jose South, CA             19,205,386          71,370      19,134,016        8/11/98        11/6/98        40
San Mateo, CA                  20,728,707         916,560      19,812,147         9/1/85        11/1/96        40
Shelton, CT                    10,384,308         248,980      10,135,328         8/1/88       10/31/97        40
Silicon Valley I, CA           31,401,973       1,358,175      30,043,798        10/3/83        11/1/96        40
Silicon Valley II, CA          35,727,871       1,488,425      34,239,446        5/15/85        11/1/96        40

                                                                              Cost Capitalized          Gross Amounts of Which
                                                  Initial Cost           Subsequent to Acquisition    Carried at Close of Period
----------------------------------------------------------------------------------------------------------------------------------



                                                      Buildings and                 Buildings and                Buildings and
   Description             Encumbrances     Land       Improvement       Land        Improvement        Land       Improvement
----------------------------------------------------------------------------------------------------------------------------------

Troy (Central), MI                2       1,290,000       4,905,564        115,024        649,318       1,405,024       5,554,882
Troy (Southeast), MI              2         760,000       7,257,010         63,480        360,309         823,480       7,617,319
Tukwila, WA                       5       3,179,550      17,323,081         31,668         27,972       3,211,218      17,351,053
Vancouver, WA                     5       2,080,650      11,320,793              0              0       2,080,650      11,320,793
Wichita East, KA                  3         525,000       3,442,136         81,508        440,157         606,508       3,882,293
Windsor, CT                       2       1,150,000       4,742,178         14,388        334,087       1,164,388       5,076,265
Winston-Salem, NC                           874,500       4,664,541              0              0         874,500       4,664,541

Summerfield Suites:

Addison, TX                       4       1,470,000      11,918,869              0              0       1,470,000      11,918,869
Belmont, CA                               2,900,000      16,318,854              0            536       2,900,000      16,319,390
El Segundo                        4       1,970,000      11,395,769          4,636              0       1,974,636      11,395,769
Las Colinas, TX                           2,263,000      15,582,009              0            600       2,263,000      15,582,609
Mount Laurel, NJ                  4         400,000      11,200,995              0          1,310         400,000      11,202,305
West Hollywood, CA                          969,000      12,689,650              0              0         969,000      12,689,650

Hampton Inn:
Albany/Latham, NY                 4         850,000       7,978,826          5,775        259,553         855,775       8,238,379
Germantown, MD                              920,000       4,942,875              0      1,875,141         920,000       6,818,016
Islandia (Long Island), NY        3         920,000       4,873,128         41,473        491,738         961,473       5,364,866
Lombard, IL                       4         600,000       6,602,047         55,016        521,038         655,016       7,123,085
Naples, FL                        3         690,000       4,777,891         26,057        577,292         716,057       5,355,183
Norcross, GA                              1,200,000       7,711,883              0         24,977       1,200,000       7,736,860
Schaumburg, IL                    4         572,000       4,211,770         11,613        464,901         583,613       4,676,671
Tallahassee, FL                   3         500,000       4,253,650         27,494         58,213         527,494       4,311,863
West Palm Beach, FL               1               0       3,954,039         32,372        544,208          32,372       4,498,247
Westchester, IL                   4         572,000       4,641,850          6,918        325,209         578,918       4,967,059
Willow Grove                              1,110,000       8,376,545              0        169,053       1,110,000       8,545,598
   (Philadelphia), PA

Woburn, MA                                        0       2,731,793          3,208      3,121,101           3,208       5,852,894

SunriseSuites:

Tinton Falls, NJ                            750,000       4,625,441              0            891         750,000       4,626,332

Comfort Inn:

Allentown, PA                               715,000       6,062,294              0        309,868         715,000       6,372,162



-----------------------------------------------------------------------------------------------------------------------
                                                                                                         Life Upon
                                                                                                            Which
                                                                                                       Depreciation In
                                              Accumulated        Net          Date of         Date of    Statement Is
   Description                 Total         Depreciation     Book Value    Construction    Acquisition    Computed
-----------------------------------------------------------------------------------------------------------------------
Troy (Central), MI              6,959,906         557,540       6,402,366       10/1/85         10/6/95        40
Troy (Southeast), MI            8,440,799         689,135       7,751,664       10/1/85         10/6/95        40
Tukwila, WA                    20,562,271         444,317      20,117,954        8/1/85         1/14/98        40
Vancouver, WA                  13,401,443         290,277      13,111,166        3/1/87         1/14/98        40
Wichita East, KA                4,488,801         237,850       4,250,951        3/1/81         11/1/96        40
Windsor, CT                     6,240,653         470,050       5,770,603        9/1/86         10/6/95        40
Winston-Salem, NC               5,539,041         118,215       5,420,826       2/15/86        12/30/97        40


Summerfield Suites:

Addison, TX                    13,388,869         446,242      12,942,627       2/19/96         6/20/97        40
Belmont, CA                    19,219,390         611,428      18,607,962      10/23/95         6/20/97        40
El Segundo                     13,370,405         426,999      12,943,406        3/6/95         6/20/97        40
Las Colinas, TX                17,845,609         587,680      17,257,929       2/21/96         6/20/97        40
Mount Laurel, NJ               11,602,305         419,741      11,182,564       8/18/96         6/20/97        40
West Hollywood, CA             13,658,650         475,139      13,183,511       6/17/93         6/20/97        40

Hampton Inn:
Albany/Latham, NY               9,094,154         973,103       8,121,051      12/28/90         9/30/94        40
Germantown, MD                  7,738,016       1,472,420       6,265,596       1/11/96         5/22/95        40
Islandia (Long Island), NY      6,326,339         745,853       5,580,486       7/26/88         9/30/94        40
Lombard, IL                     7,778,101         295,892       7,482,209       9/16/87         6/26/97        40
Naples, FL                      6,071,240         660,722       5,410,518      11/19/90         9/30/94        40
Norcross, GA                    8,936,860         421,774       8,515,086        8/6/96         11/1/96        40
Schaumburg, IL                  5,260,284         205,587       5,054,697       12/9/86         6/26/97        40
Tallahassee, FL                 4,839,357         401,572       4,437,785        4/5/93         1/31/95        40
West Palm Beach, FL             4,530,619       1,457,295       3,073,324        7/1/86         9/30/94        40
Westchester, IL                 5,545,977         215,257       5,330,720       6/13/88         6/26/97        40
Willow Grove                    9,655,598       1,405,353       8,250,245        8/8/91         9/30/94        40
   (Philadelphia), PA

Woburn, MA                      5,856,102       1,076,122       4,779,980        5/6/97          8/9/96        40

Sunrise Suites:

Tinton Falls, NJ                5,376,332         173,230       5,203,102      10/19/93         6/20/97        40

Comfort Inn:

Allentown, PA                   7,087,162         630,625       6,456,537          1989         3/29/95        40

                                                                              Cost Capitalized          Gross Amounts of Which
                                                  Initial Cost           Subsequent to Acquisition    Carried at Close of Period
----------------------------------------------------------------------------------------------------------------------------------



                                                      Buildings and                 Buildings and                Buildings and
   Description             Encumbrances     Land       Improvement       Land        Improvement        Land       Improvement
----------------------------------------------------------------------------------------------------------------------------------
Holiday Inn Express:

Lexington, MA                     4         875,000       5,557,111         39,781      2,947,692         914,781       8,504,803

Courtyard by
Marriott:

Fort Lauderdale, FL                               0       7,821,833          1,710        436,503           1,710       8,258,336

Vacant land                                 300,000               0            363              0         300,363               0
Corporate                                         0               0              0        112,260               0         112,260

                                       ------------    ------------    -----------    -----------    ------------    ------------
                                       $ 88,882,148    $550,819,264    $ 1,220,594    $23,026,577    $ 90,102,742    $573,845,841
                                       ------------    ------------    -----------    -----------    ------------    ------------


-----------------------------------------------------------------------------------------------------------------------
                                                                                                         Life Upon
                                                                                                            Which
                                                                                                       Depreciation In
                                              Accumulated        Net          Date of         Date of    Statement Is
   Description                 Total         Depreciation     Book Value    Construction    Acquisition    Computed
-----------------------------------------------------------------------------------------------------------------------
Holiday Inn Express:

Lexington, MA                   9,419,584       1,227,071       8,192,513         1971          2/2/96         40

Courtyard by
Marriott:

Fort Lauderdale, FL             8,260,046       2,074,050       6,185,996         1988          9/30/94        40

Vacant land                       300,363               0         300,363       N/A                1997       N/A
Corporate                         112,260           9,181          103,079      N/A                 N/A        40
                             ------------    ------------    ------------
                             $663,948,583    $ 34,136,073    $629,812,510
                             ------------    ------------    ------------

Notes:

1.  Collateral for various mortgage notes.
2.  Collateral for the $30 million First Term Loan.
3.  Collateral for the$42 million Second Term Loan.
4.  Collateral for the $40 million Third Term Loan.
5.  Collateral for Interim Loan # 2.

                                                                            1998               1997               1998
                                                                       ------------       ------------       ------------

Balance of land, buildings and improvements at beginning of year       $521,321,121       $293,975,670       $130,170,791

Additions to land, buildings and improvements                           160,588,876       $227,345,451       $163,804,879

Disposals of land, buildings and improvements                            17,961,414                 --                 --
                                                                       ------------       ------------       ------------
Balance of land, buildings and improvements at end of year             $663,948,583       $521,321,121       $293,975,670
                                                                       ============       ============       ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 5, 1999.

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 5, 1999.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 5, 1999.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 5, 1999.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                  AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

         The following Financial Statements are incorporated by reference from the Financial Statements included in the Company's 1998 Annual Report, which statements are filed in Exhibit 13.1 to this Form 10-K.

         INNKEEPERS USA TRUST

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 1998
           and 1997

         Consolidated Statements of Income for the years ended
          December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

The following Financial Statements are included in this report on the pages indicated.

INNKEEPERS HOSPITALITY

     Report of Independent Accountants...........................................................................33

     Combined Balance Sheets at December 31, 1998 and 1997 ......................................................34

     Combined Statements of Income for the years ended
       December 31, 1998, 1997 and 1996 .........................................................................35

     Combined Statement of Shareholders' Equity for the years
       ended December 31, 1998, 1997 and 1996....................................................................36

     Combined Statement of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996..........................................................................37

     Notes to Combined Financial Statements......................................................................38

FINANCIAL STATEMENT SCHEDULE OF INNKEEPERS USA TRUST

     Report of Independent Accountants...........................................................................42

     Schedule 3 - Real Estate and Accumulated Depreciation
       at December 31, 1998......................................................................................43

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

With the exception of the consolidated financial statements and the accountants' reports thereon listed in the above index, the information referred to in Items 1, 5, 6 and 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1998 Annual Report to Shareholders of Innkeepers USA Trust and incorporated by reference into this Form 10- K Annual Report, the 1998 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

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

 10.4 Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.5 Innkeepers USA Trust Non-Employee Trustees' Share Option Plan (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

 10.10 Credit Agreement, dated as of February 17, 1998, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Nationsbanc, N.A., Nomura Asset Capital Corporation and the lenders named therein (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

 13.1 Sections of the 1998 Annual Report to Shareholders incorporated by reference herein.

 21.1             List of Subsidiaries of the Registrant.

 23.1             Consent of PricewaterhouseCoopers LLP

 27               Financial Data Schedule (for SEC use only)

(d)               FINANCIAL STATEMENT SCHEDULE OF INNKEEPERS USA TRUST

                  Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNKEEPERS USA TRUST

March 22, 1999                           /s/ Jeffrey H. Fisher
                                        ---------------------------------------
                                         Chairman of the Board and President

March 22, 1999                           /s/ David Bulger
                                         --------------------------------------
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)

March 22, 1999                           /s/ Gregory M. Fay
                                        ---------------------------------------
                                         Vice-President of Accounting
                                         (Principal Accounting Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                   TITLE                               DATE

 /s/ Jeffrey H. Fisher                      Chairman of the Board,                        March 22, 1999
--------------------------------------      Chief Executive Officer and
               Jeffrey  H. Fisher           President (Principal
                                            Executive Officer)


 /s/ Miles Berger                           Trustee                                       March 22, 1999
--------------------------------------
              Miles Berger

 /s/ C. Gerald Goldsmith                    Trustee                                       March 22, 1999
--------------------------------------
           C. Gerald Goldsmith

 /s/ Bruce Zenkel                           Trustee                                       March 22, 1999
--------------------------------------
              Bruce Zenkel

 /s/ Jack P. DeBoer                         Trustee                                       March 22, 1999
--------------------------------------
               Jack P. DeBoer

/s/ Thomas Crocker                          Trustee                                       March 22, 1999
--------------------------------------
                Thomas Crocker

 /s/ David Bulger                           Chief Financial Officer and                   March 22, 1999
--------------------------------------      Treasurer
              David Bulger                  (Principal Financial Officer)


 /s/ Gregory M. Fay                         Vice President of                             March 22, 1999
-------------------------------------       Accounting (Principal
              Gregory M. Fay                Accounting Officer)



 /s/ Rolf E. Ruhfus                         Trustee                                       March 22, 1999
--------------------------------------
              Rolf E. Ruhfus

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

 10.4 Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.5 Innkeepers USA Trust Non-Employee Trustees' Share Option Plan (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

 10.10 Credit Agreement, dated as of February 17, 1998, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Nationsbanc, N.A., Nomura Asset Capital Corporation and the lenders named therein (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

 13.1 Sections of the 1998 Annual Report to Shareholders incorporated by reference herein.

 21.1             List of Subsidiaries of the Registrant.

 23.1             Consent of PricewaterhouseCoopers LLP