Form 10-Q
period 1999-03-31
INNKEEPERS USA TRUST/FL
filed 1999-05-13
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission File Number 0-24568

                              INNKEEPERS USA TRUST
             (Exact name of registrant as specified in its charter)




                Maryland                                   65-0503831
     (State or other Jurisdiction of                    (I.R.S. employer
     Incorporation or Organization)                    identification no.)

        306 Royal Poinciana Plaza                        (561) 835-1800
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

The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 1999, was 34,676,586.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                           Page Number
                                                                           -----------
PART I.       Financial Information

Item 1.       Financial Statements

              INNKEEPERS USA TRUST

              Consolidated Balance Sheets at
                 March 31, 1999 (unaudited) and December 31, 1998                1

              Consolidated Statements of Income for the
                 three months ended March 31, 1999 and
                 1998 (unaudited)                                                2

              Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1999 and 1998 (unaudited)                       3

              Notes to Consolidated Financial Statements                         4

              INNKEEPERS HOSPITALITY

              Combined Balance Sheets at March 31, 1999
              (unaudited) and December 31, 1998                                 11

              Combined Statements of Income for the
                 three months ended March 31, 1999 and 1998
                 (unaudited)                                                    12

              Combined Statements of Cash Flows for
                 the three months ended March 31, 1999 and 1998
                 (unaudited)                                                    13

              Notes to Combined Financial Statements                            14

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            16

Item 3.       Quantitative and Qualitative Disclosures About Market Risk        27


PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                  28

              Signature                                                         29

                              INNKEEPERS USA TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                     March 31, 1999   December 31, 1998
                                                                     --------------   -----------------
                                                                      (Unaudited)
                                             ASSETS
Investment in hotel properties:
   Land and improvements                                               $  94,026         $  90,103
   Buildings and improvements                                            610,935           573,846
   Furniture and equipment                                                93,722            87,828
   Renovations in process                                                 13,212            12,228
   Hotels under development                                                  227               216
                                                                       ---------         ---------
                                                                         812,122           764,221

   Accumulated depreciation                                              (74,635)          (65,923)
                                                                       ---------         ---------
   Net investment in hotel properties                                    737,487           698,298

Cash and cash equivalents                                                  5,448             2,642
Restricted cash and cash equivalents                                       6,989             6,893
Due from Lessees                                                          12,150            10,699
Deferred expenses, net                                                     4,083             4,191
Deposits under purchase agreements                                            --             1,000
Other assets                                                               1,550             1,391
                                                                       ---------         ---------
              Total assets                                             $ 767,707         $ 725,114
                                                                       =========         =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                         $ 237,874         $ 191,183
Accounts payable and accrued expenses                                      7,707             6,714
Distributions payable                                                     13,061            13,023
Minority interest in Partnership                                          59,548            59,802
                                                                       ---------         ---------
              Total liabilities                                          318,190           270,722
                                                                       ---------         ---------

Commitments and contingencies (Note 4)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, 4,630,000 shares issued and outstanding                115,750           115,750
   Common Shares, $.01 par value, 100,000,000 shares
      authorized, 34,676,586 and 34,541,586 shares issued
      and outstanding at March 31, 1999 and
      December 31, 1998, respectively                                        347               345
   Additional paid-in capital                                            367,172           365,711
   Unearned compensation                                                  (6,139)           (4,901)
   Distributions in excess of net earnings                               (27,613)          (22,513)
                                                                       ---------         ---------
              Total shareholders' equity                                 449,517           454,392
                                                                       ---------         ---------
              Total liabilities and shareholders' equity               $ 767,707         $ 725,114
                                                                       =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      1999            1998
                                                   (Unaudited)     (Unaudited)
                                                                    (Restated)
Revenue:
   Percentage Lease revenue                         $ 25,806         $ 23,680
   Other revenue                                         209              176
                                                    --------         --------
      Total revenue                                   26,015           23,856
                                                    --------         --------

Expenses:
   Depreciation                                        8,712            7,441
   Amortization of franchise costs                        18               18
   Ground rent                                           114              112
   Interest expense                                    3,960            4,805
   Amortization of loan origination
      fees                                               238              268
   Real estate and personal
      property taxes and property
      insurance                                        2,977            2,355
   General and administrative                          1,155            1,126
   Amortization of unearned
      compensation                                       357              149
                                                    --------         --------
          Total expenses                              17,531           16,274
                                                    --------         --------


Income before minority interest
   and extraordinary loss                              8,484            7,582
Minority interest, common                               (205)            (292)
Minority interest, preferred                          (1,173)          (1,173)
Extraordinary loss                                        --           (2,760)
                                                    --------         --------
Net income                                             7,106            3,357
Preferred share dividends                             (2,496)              --
                                                    --------         --------
Net income applicable
    to common shareholders                          $  4,610         $  3,357
                                                    ========         ========

Earnings per share data:
    Basic - before extraordinary loss               $   0.14         $   0.19
    Extraordinary loss                                    --            (0.08)
                                                    --------         --------
    Basic                                           $   0.14         $   0.10
                                                    ========         ========

    Diluted - before extraordinary loss             $   0.13         $   0.18
    Extraordinary loss                                    --            (0.08)
                                                    --------         --------
    Diluted                                         $   0.13         $   0.10
                                                    ========         ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              INNKEEPERS USA TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                       -----------------------------
                                                                          1999              1998
                                                                       (Unaudited)       (Unaudited)
                                                                                         (Restated)
Cash flows from operating activities:
     Net income                                                          $  7,106         $   3,357
     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                                     9,325             7,876
          Minority interests                                                1,378             1,465
          Extraordinary loss                                                   --             2,760
     Changes in operating assets and liabilities:
          Due from Lessees                                                 (1,451)           (6,896)
          Other assets                                                       (159)              214
          Accounts payable and accrued expenses                               993               417
                                                                         --------         ---------
              Net cash provided by operating activities                    17,192             9,193
                                                                         --------         ---------


Cash flows from investing activities:
     Investment in hotel properties                                       (46,899)          (99,133)
     Net deposits into restricted cash accounts                               (96)              (34)
     Payments for franchise fees                                               --               (27)
     Deposits under purchase agreements                                        --              (250)
                                                                         --------         ---------
             Net cash used in investing activities                        (46,995)          (99,444)
                                                                         --------         ---------

Cash flows from financing activities:
     Proceeds from long-term debt issuance                                 47,000           268,330
     Payments on long-term debt                                              (309)         (163,666)
     Dividend reinvestment plan and shelf registration costs paid            (133)              (24)
     Distributions paid to unit holders                                    (1,605)           (1,961)
     Distributions paid to shareholders                                   (12,167)           (8,541)
     Redemption of units                                                      (27)               --
     Loan origination fees and costs paid                                    (150)           (2,473)
                                                                         --------         ---------
             Net cash provided by financing activities                     32,609            91,665
                                                                         --------         ---------

Net increase in cash and cash equivalents                                   2,806             1,414

Cash and cash equivalents at beginning of period                            2,642             4,228
                                                                         --------         ---------


Cash and cash equivalents at end of period                               $  5,448         $   5,642
                                                                         ========         =========

Supplemental cash flow information:
  Interest paid                                                          $  3,330         $   4,936
                                                                         ========         =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              INNKEEPERS USA TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND RECENT DEVELOPMENTS

         ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at March 31, 1999, owned interests in 66 hotels with an aggregate of 8,043 rooms (the "Hotels") through its general partnership interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 44 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one Comfort Inn hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 23 states, with 11 hotels located in California.

         The Company leases 59 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee") and seven of the Hotels to affiliates of Patriot American Hospitality, Inc. (the "Summerfield Lessee" and collectively with the IH Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). Two officers of the Company are the shareholders of the IH Lessee. A trustee of the Company is a director of the Summerfield Lessee.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

         RECENT DEVELOPMENTS

         On January 8, 1999, the Company purchased two Residence Inn by Marriott hotels located in Chicago (Rosemont), Illinois and Richmond (Northwest), Virginia with an aggregate of 296 rooms for a cash price of approximately $31,268,000. The purchase price was funded through the Line of Credit and available cash.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.       ORGANIZATION AND RECENT DEVELOPMENTS, CONTINUED

         On March 12, 1999, the Company purchased a 112-room Residence Inn by Marriott hotel located in Detroit (Livonia), Michigan for a cash price of approximately $10,200,000. The purchase price was funded through the Line of Credit and available cash. This purchase completes the acquisition of the six newly-built Residence Inn by Marriott hotels announced by the Company in April 1998.

2.       RESTATEMENT OF 1998 INTERIM RESULTS

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") released EITF issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company reviewed the terms of its Percentage Leases and determined that the provisions of EITF 98-9 impacted the Company's revenue recognition on an interim basis, but had no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees. The Company adopted the provisions of EITF 98-9 as a change in accounting principle, restated the first quarter results of 1998 and recorded the results of the second and third quarters of 1998 in accordance with the new pronouncement.

         On November 19, 1998, the EITF rescinded EITF 98-9, which allowed companies to recognize revenue on the basis used prior to the issuance of EITF 98-9. Therefore, the Company has again restated the three months ended March 31, 1998 to recognize Percentage Lease revenue on the basis used prior to the issuance of EITF 98-9.

         The following table presents the effects of the reversal of EITF 98-9 on the three months ended March 31, 1998:

                                                       As                                    As
                                                    Reported          Adjustments        Restated
                                                    --------          -----------        --------
                Percentage Lease Revenue           $13,336,000        $10,344,000       $23,680,000

                Net income applicable to
                   common shareholders              (6,146,000)         9,503,000         3,357,000

                Basic and diluted
                   earnings per share                    (0.19)              0.29              0.10

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998:


                                                         1999            1998
                                                         ----            ----
          Numerator:
               Net income                           $  7,106,000     $  3,357,000
               Preferred share dividends              (2,496,000)              --
                                                    ------------     ------------
               Net income applicable to
                   common shareholders                 4,610,000        3,357,000
               Extraordinary loss                             --        2,760,000
                                                    ------------     ------------
               Net income applicable to common
                    shareholders before
                    extraordinary loss              $  4,610,000     $  6,117,000
                                                    ============     ============
          Denominator:
               Denominator for basic
                    earnings per share -
                    weighted-average shares           34,064,095       32,858,291
               Effect of dilutive securities:
                     Stock options                        30,144          316,661
                     Restricted shares                    74,900           20,325
                                                    ------------     ------------
               Denominator for diluted
                   earnings per share -
                   adjusted weighted
                   average shares and
                  assumed conversions                 34,169,139       33,195,277
                                                    ============     ============
          Earnings per share data:
               Basic-before extraordinary loss      $       0.14     $       0.19
               Extraordinary loss                             --     $      (0.08)
                                                    ------------     ------------
               Basic                                $       0.14     $       0.10
                                                    ============     ============

               Diluted-before extraordinary loss    $       0.13     $       0.18
               Extraordinary loss                             --     $      (0.08)
                                                    ------------     ------------
               Diluted                              $       0.13     $       0.10
                                                    ============     ============

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       COMMITMENTS,  CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's partnership agreement, limited partners who hold common units of limited partnership interest in the Partnership ("Common Units") have redemption rights ("Redemption Rights") which enable them to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. Substantially all of the Redemption Rights are currently effective. The aggregate number of Common Units outstanding was 1,537,323 and 2,849,806 at March 31, 1999 and 1998, respectively.

         Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Class B Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem each of their Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. The aggregate number of Class B Preferred Units outstanding was 4,063,329 at March 31, 1999 and 1998.

         The Company pays regular quarterly distributions on its common shares and Common Units and the current quarterly distribution is $0.28 per share or unit ($1.12 on an annualized basis). Annual preferred distributions of $1.10 to $1.155 are payable on each Class B Preferred Unit, and are based on the dividends payable on the common shares. The current quarterly preferred distribution rate is $0.28875 for each Class B Preferred Unit ($1.155 on an annualized basis). The Class B Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed.

         In May 1998, the Company issued 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares"). The Series A Preferred Shares are convertible into
         1.4811 common shares at any time and, therefore, the Company has reserved 6,857,493 common shares for issuance upon conversion. The Series A Preferred Shares may be redeemed by the Company after May 18, 2003 and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS,
         CONTINUED

         The Hotels are operated under franchise or management agreements with the Lessees as Residence Inn by Marriott, Summerfield Suites, Sunrise Suites, Hampton Inn, Courtyard by Marriott, Holiday Inn Express or Comfort Inn hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the IH Lessee. For certain hotels which did not require a franchise transfer fee, the Company has advanced to the IH Lessee the working capital deposit required under the IH Lessee's management agreements with Residence Inn by Marriott, Inc. ("RIBM"). The franchise and management agreements require the Lessees to pay fees based on percentages of hotel revenue. The Company has guaranteed certain of the IH Lessee's obligations under the franchise licenses and is secondarily liable for certain of the IH Lessee's obligations under the RIBM management agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

         Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance for the Hotels. Additionally, the Company must make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other expenditures at the Hotels. The Second Term Loan and Third Term Loan require that the Company make available for such purposes, at the Hotels collateralizing those loans, an additional 1.0% (for a total of 5.0%) of room revenues from such Hotels.

         For the three months ended March 31, 1999 and 1998, Percentage Lease revenue consisted of base rents of $14,538,000 and $13,336,000, respectively, and percentage rents in excess of base rents of $11,268,000 and $10,344,000, respectively. The Lessees have future minimum base rent commitments to the Company under the Percentage Lease agreements. Minimum future base rent revenue, under the Percentage Lease agreements assuming no further increases in base rent pursuant to increases in the Consumer Price Index, are as follows through the year 2012 (in thousands):

                              YEAR                              AMOUNT
                              ----                             --------
                              1999                             $ 60,027
                              2000                               60,027
                              2001                               60,027
                              2002                               60,027
                              2003                               60,027
                          Thereafter                            332,062
                                                               --------
                                                               $632,197
                                                               ========

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS,
         CONTINUED

         The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness was approximately $237,874,000, or 29.3% of its investment in hotels, at cost, at March 31, 1999.

         The Company has two fifty-year term ground leases expiring July 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties. Minimum annual rent payable under these leases is approximately $460,000 in the aggregate.

         The Company is committed to purchase a 95-room Towne Place Suites hotel located in Horsham, Pennsylvania, for approximately $8,000,000 upon completion of its development, which is anticipated in May 1999. The Company expects to fund this purchase through the Line of Credit and available cash.

         The Company has paid $25,000 to the IH Lessee for shared personnel and services in each of the three month periods ended March 31, 1999 and 1998. This amount has been recorded in general and administrative expense in the statements of income.

         The Company places substantially all of its insurance with a full service commercial insurance broker that has developed a specialty in brokering insurance for hotels. The broker is a private company of which a trustee of the Company owns 47% of the stock. For the year ended December 31, 1998, the gross amount of premiums paid for insurance placed by this broker was approximately $930,000.

5.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The unaudited pro forma statements of income of the Company are presented as if the acquisition of the Hotels and the equity offering in 1998 had occurred at the beginning of the periods presented and all of the Hotels had been leased to the Lessees pursuant to Percentage Leases at the beginning of the periods presented. Such pro forma information is based in part on the consolidated statements of income of the Company and the IH Lessee. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED

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




              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               Three Months Ended
                                                     March 31,
                                              ---------------------
                                                1999         1998
                                                ----         ----
Revenue:
   Percentage Lease revenue                   $ 26,069     $ 26,095
   Other revenue                                   209          176
                                              --------     --------
         Total revenue                          26,278       26,271
                                              --------     --------

Expenses:
   Depreciation                                  8,782        8,267
   Amortization of franchise costs                  18           18
   Ground rent                                     114          112
   Interest expense                              4,087        4,384
   Amortization of loan origination fees           238          268
   Real estate and personal property taxes
      and property insurance                     3,013        2,822
   General and administrative                    1,155        1,126
   Amortization of unearned compensation           357          149
                                              --------     --------
         Total expenses                         17,764       17,146
                                              --------     --------

Income before minority interest                  8,514        9,125
Minority interest, common                         (208)        (447)
Minority interest, preferred                    (1,173)      (1,173)
                                              --------     --------
         Net income                              7,133        7,505
         Preferred share dividends              (2,496)      (2,496)
                                              --------     --------
         Net income applicable to
             common shareholders              $  4,637     $  5,009
                                              ========     ========

Diluted earnings per share                    $   0.14     $   0.15

                             INNKEEPERS HOSPITALITY
                             COMBINED BALANCE SHEETS
                        (in thousands, except share data)

                                                        March 31, 1999  December 31, 1998
                                                        --------------  -----------------
                                                          (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                $ 15,472         $13,562
  Marketable securities                                       2,987           2,366
  Accounts receivable, net                                    7,160           4,384
  Prepaid expenses                                              381             443
                                                           --------         -------

      Total current assets                                   26,000          20,755

Other assets                                                    138             158
                                                           --------         -------

      Total assets                                         $ 26,138         $20,913
                                                           ========         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  4,632         $ 4,139
  Accrued expenses                                            3,878           3,466
  Payable to Manager                                          5,464           2,442
  Due to Partnership                                         10,341           9,882
                                                           --------         -------

      Total current liabilities                              24,315          19,929

Other long-term liabilities                                     910             745
                                                           --------         -------

      Total liabilities                                      25,225          20,674
                                                           --------         -------

Commitments (Note 2)

Shareholders' equity:
  Common shares, $1 par value, 7,000 shares
     authorized, issued and outstanding                           7               7
  Unrealized gain (loss) on marketable securities              (343)             26
  Retained earnings                                           1,249             206
                                                           --------         -------

      Total shareholders' equity                                913             239
                                                           --------         -------

      Total liabilities and shareholders' equity           $ 26,138         $20,913
                                                           ========         =======




                   The accompanying notes are an integral part
                    of these combined financial statements.

                             INNKEEPERS HOSPITALITY
                          COMBINED STATEMENTS OF INCOME
                                 (in thousands)


                                                     Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                   1999             1998
                                                   ----             ----
                                                (Unaudited)      (Unaudited)
Gross operating revenue:
  Rooms                                          $ 46,250         $ 41,572
  Food and beverage                                    13              158
  Telephone                                         1,373            1,311
  Other                                               891              807
                                                 --------         --------
         Gross operating revenue                   48,527           43,848

Departmental expenses:
  Rooms                                             9,160            7,653
  Food and beverage                                     1              150
  Telephone                                           447              447
  Other                                               425              347
                                                 --------         --------
         Total departmental profit                 38,494           35,251
                                                 --------         --------

Unallocated operating expenses:
  General and administrative                        3,681            3,385
  Franchise fees                                    2,935            2,694
  Advertising and promotions                        2,248            1,948
  Utilities                                         2,156            1,897
  Repairs and maintenance                           2,182            1,830
  Management fees                                   1,083              871
                                                 --------         --------
         Total unallocated operating
           expenses                                14,285           12,625
                                                 --------         --------

         Gross profit                              24,209           22,626

  Insurance                                          (219)            (264)
  Lessee overhead                                    (776)            (795)
  Percentage Lease payments                       (21,997)         (20,070)
                                                 --------         --------

         Net income                                 1,217            1,497

Other comprehensive income -
  unrealized gains (losses) on marketable
  securities                                         (369)              95
                                                 --------         --------

         Comprehensive income                    $    848         $  1,592
                                                 ========         ========




                   The accompanying notes are an integral part
                    of these combined financial statements.

                             INNKEEPERS HOSPITALITY
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                              Three Months Ended
                                                                    March 31,
                                                           -------------------------
                                                             1999            1998
                                                             ----            ----
                                                          (Unaudited)     (Unaudited)
Cash flows from operating activities:
      Net income                                           $  1,217         $  1,497
      Adjustments to reconcile net income to
         net cash provided by operating activities:
      Depreciation and amortization                              20               12
      Changes in operating assets and liabilities:
         Accounts receivable                                 (2,776)          (3,372)
         Inventory                                               --                3
         Prepaid expenses                                        62              102
         Other assets                                            --               (1)
         Accounts payable                                       493            2,345
         Accrued expenses                                       412              935
         Payable to Manager                                   3,022              769
         Due to Partnership                                     459            6,014
                                                           --------         --------

         Net cash provided by operating activities            2,909            8,304
                                                           --------         --------

Cash flows from investing activities:
     Advances from Partnership                                  165               --
     Purchase of marketable securities                         (990)             (77)
                                                           --------         --------
         Net cash used in investing activities                 (825)             (77)
                                                           --------         --------

Cash flows from investing activities:
     Distributions                                             (174)              --
                                                           --------         --------
         Net cash used in investing activities                 (174)              --
                                                           --------         --------

Net increase in cash and cash equivalents                     1,910            8,227

Cash and cash equivalents at beginning of period             13,562            7,863
                                                           --------         --------

Cash and cash equivalents at end of period                 $ 15,472         $ 16,090
                                                           ========         ========








                   The accompanying notes are an integral part
                    of these combined financial statements.

                             INNKEEPERS HOSPITALITY
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Innkeepers Hospitality, Inc., formally known as JF Hotel, Inc., and other entities with identical ownership (collectively "IH" or the "IH Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership," and together with Innkeepers, the "Company"). The IH Lessee leased 59 hotels (the "IH Leased Hotels") from the Company at March 31, 1999.

         The IH Lessee operates 31 of the IH Leased Hotels, Residence Inn by Marriott, Inc. ("RIBM", a wholly-owned subsidiary of Marriott International, Inc.) operates 26 of the IH Leased Hotels, and an unaffiliated party operates two of the Hotels.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         RIBM operates 26 of the IH Leased Hotels under management agreements with the IH Lessee (the "RIBM Management Agreements"). The RIBM Management Agreements, generally, have an initial term of 13 years and provide for base fees and incentive fees which are based on the performance of each RIBM managed hotel, as defined in the RIBM Management Agreements. The payment of incentive fees is subordinate to the IH Lessee's obligations under the Percentage Leases at the RIBM managed hotels. The RIBM Management Agreements also contain substantial penalties for early termination without cause. Amounts due to RIBM under the RIBM Management Agreements are included in "Payable to Manager" in the accompanying combined balanced sheets. The right to operate the 26 hotels as Residence Inn by Marriott hotels is contained in the RIBM Management Agreements. In lieu of a franchise fee, the RIBM Management Agreements provide for a system fee of 5% of gross revenues at the RIBM managed hotels. The system fee is included in "Franchise fees" in the accompanying combined statements of income.

                             INNKEEPERS HOSPITALITY
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED


2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS, CONTINUED

         Two of the IH Leased Hotels are operated under management agreements with an unaffiliated party with remaining terms of approximately two years and providing for a base fee of 2% of gross revenues and an incentive fee based on the performance of the hotels managed.

         The Company has reimbursed the IH Lessee $25,000 for shared personnel and services in each of the three month periods ended March 31, 1999 and 1998, respectively. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the IH Lessee. For certain hotels which did not require a franchise transfer fee, the Company has advanced to the IH Lessee the working capital deposit required under the RIBM Management Agreements. These advances are included in "Other long-term liabilities" in the accompanying combined balance sheets. Percentage Lease expense due to the Company, which remains unpaid at March 31, 1999 and 1998, is included in "Due to Partnership" in the accompanying combined balance sheets. The Company has also guaranteed certain of the IH Lessee's obligations under its franchise licenses (and is secondarily liable for certain of the IH Lessee's obligations under the RIBM Management Agreements), generally in exchange for certain rights to substitute a replacement lessee as the franchisee (or as the party to the RIBM Management Agreement) if the Company terminates the related Percentage Lease.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS





The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto of Innkeepers USA Trust included in its Annual Report on Form 10-K for the year ending December 31, 1998.

GENERAL

For background information relating to the Company and the IH Lessee and the definitions of certain capitalized terms used herein, reference is made to the notes to the Consolidated Financial Statements of Innkeepers USA Trust and the Combined Financial Statements of Innkeepers Hospitality appearing elsewhere herein, and in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

The Company acquired the following hotel properties during the three months ended March 31, 1999:

                                                   Number of              Date               Purchase
Hotel                                            Suites/Rooms           Acquired               Price
-----                                            ------------        ---------------        -----------
Residence Inn-Richmond (Northwest), VA               104             January 8, 1999             (a)
Residence Inn-Chicago (Rosemont), IL                 192             January 8, 1999             (a)
Residence Inn-Detroit (Livonia), MI                  112              March 12, 1999        $10,200,000

(a) Aggregate purchase price of $31,268,000

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




THE HOTELS

The following chart summarizes information regarding the Hotels at March 31, 1999.


                                           Number of                  Number of
Franchise Affiliation                  Hotel Properties             Rooms/Suites
---------------------                  ----------------             ------------
Upscale extended-stay hotels:
   Residence Inn                             44                        5,194
   Summerfield Suites                         6                          759*
   Sunrise Suites                             1                           96
                                            ---                        -----
                                             51                        6,049

Limited service hotels:
   Hampton Inn                               12                        1,527
   Courtyard by Marriott                      1                          136
   Comfort Inn                                1                          127
   Holiday Inn Express                        1                          204
                                             --                        -----
                                             15                        1,994

  Total                                      66                        8,043
                                             ==                        =====

* includes 298 two-bedroom suites

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 58 of the Hotels are presented in the following table. Results were excluded for such comparison for two hotels which were under substantial renovation during the first quarter of 1999 and six hotels which were not open during the first quarter of 1998. Management believes that growth in RevPAR at certain of the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessees and third party management and stable industry conditions. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                              Three Months ended
                                                  March 31,                      %
                                           1999               1998            inc (dec)
                                           ----               ----            ---------
Portfolio (1)
--------------------------------
Average Daily Rate                       $ 99.58             $ 99.93            (0.3)
Occupancy                                   77.6%               77.4%            0.3
RevPAR                                   $ 77.26             $ 77.29             0.0


By Type
--------------------------------
Upscale Extended Stay Hotels (2)
   Average Daily Rate                    $104.97             $106.76            (1.7)
   Occupancy                                81.8%               81.4%            0.4
   RevPAR                                $ 85.81             $ 86.93            (1.3)

Limited Service Hotels (3)
   Average Daily Rate                    $ 81.34             $ 76.93             5.7
   Occupancy                                66.2%               66.2%            0.1
   RevPAR                                $ 53.85             $ 50.90             5.8



(1)  58 hotels
(2)  44 hotels
(3)  14 hotels

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the Company.

Comparison of the Three Months Ended March 31, 1999 ("1999") to the Three Months Ended March 31, 1998 ("1998")

The Company had revenues for 1999 of $26,015,000, consisting of $25,806,000 of Percentage Lease revenue from the Lessees and $209,000 of other revenue, compared with $23,856,000, $23,680,000 and $176,000, respectively, for 1998. The increase in Percentage Lease revenue is due, primarily, to the number of hotels owned increasing from 56 at January 1, 1998, to 62 at March 31, 1998, to 63 at January 1, 1999 and to 66 at March 31, 1999.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $9,325,000 in the aggregate for 1999 compared with $7,876,000 for 1998. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of restricted share awards granted in 1998.

Real estate and personal property taxes and property insurance were $2,977,000 for 1999 compared with $2,355,000 for 1998. This increase was primarily due to the increase in the number of hotels owned as discussed previously and increases in assessed values of certain hotels for real estate tax purposes.

Interest expense for 1999 was $3,960,000 compared with $4,805,000 for 1998. This decrease is due to the reduction in borrowings outstanding under the Line of Credit from the Company's May 1998 preferred share offering, offset by additional borrowings for hotel acquisitions subsequent to March 31, 1998.

General and administrative expenses remained relatively constant in 1999 both in absolute dollars and as a percentage of total revenue.

Net income for 1999 was $7,106,000, or $0.13 per diluted share, compared with $3,357,000, or $0.10 per diluted share, for 1998. This increase was due primarily to the extraordinary loss in 1998 related to the extinguishment of the Company's previous line of credit.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its growth objectives, and any other additional liquidity needs, primarily by borrowing on its Line of Credit or other facilities, and exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit.

Cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 1999 and 1998 were $12,437,000 and $12,424,000, including approximately $3,427,000 and $1,535,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents include approximately $3,562,000 and $5,247,000, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the three months ended March 31, 1999 and 1998 was $17,192,000 and $9,193,000, respectively.

Net cash used in investing activities was $46,995,000 for the three months ended March 31, 1999. This was comprised primarily of the Company (a) acquiring three Residence Inn by Marriott hotels located in Richmond (Northwest), Virginia, Chicago (Rosemont), Illinois and Detroit (Livonia), Michigan for an aggregate of approximately $41,468,000 and (b) renovations at certain hotels of approximately $5,330,000.

Net cash used in investing activities was $99,444,000 for the three months ended March 31, 1998. This was comprised primarily of the Company (a) acquiring a Residence Inn by Marriott hotel in Bothell, Washington, for approximately $11,750,000, and (b) acquiring a portfolio of six Residence Inn by Marriott hotels in Washington and Oregon for approximately $83,000,000.

Net cash provided by financing activities was $32,609,000 for the three months ended March 31, 1999, consisting primarily of borrowings under the Line of Credit of $47,000,000 offset by distributions paid of $13,772,000.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net cash provided by financing activities was $91,665,000 for the three months ended March 31, 1998, consisting primarily of net proceeds from long-term debt of $104,664,000 and distributions paid of $10,502,000.

In May 1998 the Company issued an aggregate of 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares"). The Series A Preferred Shares are convertible into 1.4811 common shares at any time. The Series A Preferred Shares may be redeemed by the Company after May 18, 2003 and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The net proceeds of the Series A Preferred Share offering of approximately $111,500,000 were used to repay borrowings outstanding under the Line of Credit.

The Company pays regular distributions on its common shares and Common Units and the current quarterly distribution is $0.28 per share or unit. Quarterly preferred distributions of $0.28875 are payable on each Class B Preferred Unit. The holders of the Common Units and Class B Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its REIT status.

The Company's consolidated indebtedness was 29.3% of its investment in hotels, at cost, at March 31, 1999. At March 31, 1999, the Company had outstanding indebtedness of approximately $237,874,000, of which approximately 56% bore interest at a weighted average fixed rate of approximately 7.6%. At March 31, 1999, 26 of the Company's hotel properties collateralized its long-term debt and 40 of the Company's hotel properties were unencumbered. In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has additional borrowing capacity under its Line of Credit of approximately $140,000,000 at March 31, 1999.

Certain debt coverage ratios for the Company are as follows for the twelve months ended March 31, 1999: (a) interest coverage ratio of 6.4x, (b) fixed charged coverage ratio of 2.8x, and (c) total debt to EBITDA of 2.6x.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at March 31, 1999, a one percent increase in the LIBOR rate would increase annual interest charges $955,000. In March 1999, the Company entered into an interest rate cap agreement with a notional amount of $100,000,000 and a term of one year. The agreement effectively caps the interest rate on $100,000,000 of borrowings on the Line of Credit at 7.625%.

In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Company's debt limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent. The Company has no interest rate hedging instrument exposure or forward equity commitments.

The Company has a shelf registration statement for $250,000,000 of common shares, preferred shares or warrants to purchase shares of the Company. The shelf registration statement was declared effective by the Securities and Exchange Commission on April 11, 1997. The terms and conditions of the securities issued thereunder are determined by the Company based on market conditions at the time of issuance. Approximately $106,000,000 remains available for issuance under the shelf registration statement.

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

Management believes that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet most of the routine expenditures for furniture and equipment at the Hotels. It is currently estimated that the Company will spend between $20,000,000 and $25,000,000 in capital expenditures at the Hotels in 1999. The Company currently intends to pay for the cost of capital improvements and any additional furniture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Management has become aware of certain financial difficulties at the Summerfield Lessee. While the full extent of the financial difficulties of the Summerfield Lessee is not known, management of the Company believes that near term liquidity problems exist at the Summerfield Lessee. However, the Summerfield Lessee has paid to the Company all amounts owed to the Company at March 31, 1999. The Summerfield Lessee also has a $5,533,484 irrevocable Letter of Credit pledged as collateral for amounts owed to the Company under the Percentage Leases.

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

INFLATION

Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather then four to define the applicable year. Any systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failures or miscalculations. The Company and the Lessees have initiated programs to address the challenges the Year 2000 may present to their systems and applications. This program includes or will include computer systems and applications operated by the Company or the Lessees, systems of third parties upon whose data or functionality the Company or the Lessees rely (for example: Marriott, Promus, banks, credit card companies, utilities and Patriot American Hospitality, Inc.), and certain other systems or assets which contain date sensitive technology.

Based upon its investigation to date, neither the Company nor the Lessees have yet identified any material Year 2000 issues with respect to their systems. By the end of the second quarter of 1999, management expects to have substantially completed (i) the assessment phase of the program and (ii) any necessary modifications to their own systems, and necessary conversions to new software

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


and related testing. As part of the compliance program, the Company has initiated or will initiate communications with those third parties whose failure to timely convert their systems could reasonably be expected to have an impact on the Company's operations.

Although the Company does not believe the Year 2000 issue will have a material impact on the Company's operations, there can be no guarantee that the Company's, the Lessees' or any third party's Year 2000 remediation efforts will be fully compliant. If noncompliance is extensive, this could have a material effect on the Company's or the Lessees' business, financial conditions, results of operation and liquidity. The Company has not hired any external consultants or incurred any additional costs to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem; although it may retain such consultants or incur additional costs in the future as circumstances warrant. The use of the Company's own information system personnel to address the Year 2000 problem has not delayed other information systems projects or affected normal operations. Conflicts regarding the time demands on its and its Lessees' information systems' personnel of Year 2000 remediation efforts and maintaining/supporting normal operations may cause delays or create issues in one or both functions. Management does not consider the incurred or estimated costs of its compliance program to be material. This assessment could differ materially if either the scope or schedule progress with its compliance program is significantly altered.

The Company and the Lessees intend to establish contingency plans to handle any unknown or potential material issues that may arise from the Year 2000 issue. The Company expects any contingency plans to be completed in the third quarter of 1999. The Company's and the Lessees' critical applications include its reservations systems, credit card transmission, security systems, payment systems, credit card transmission, utilities, payroll, accounts payable and receivable and other financial applications. Should any or all of the critical applications fail to perform properly subsequent to January 1, 2000, other than utilities, the Company intends that it and its Lessees will resort to temporary manual processing, which will slow operations but is not expected to have a material adverse impact on its operations in the long-term.

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

The following presents the Company's calculation of FFO and FFO per share:

                                                       Three Months
                                                      ended March 31,
                                                      ---------------
                                                   1999             1998
                                                   ----             ----
          Net income applicable to
              common shareholders               $ 4,610,000      $ 3,357,000
          Minority interest, common                 205,000          292,000
          Minority interest, preferred            1,173,000        1,173,000
          Extraordinary loss                             --        2,760,000
          Depreciation                            8,712,000        7,441,000
          Preferred share dividends               2,496,000               --
                                                -----------      -----------
          FFO                                   $17,196,000      $15,023,000
                                                ===========      ===========

          Denominator for diluted
              earnings per share                 34,169,139       33,195,277
          Weighted average:
              Common Units                        1,540,096        2,947,316
              Preferred Units                     4,063,329        4,063,329
              Convertible Preferred shares        6,857,493               --
                                                -----------      -----------
          Denominator for
              FFO per share                      46,630,057       40,205,922
                                                ===========      ===========
          FFO per share                         $      0.37      $      0.37
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



                                            INNKEEPERS USA TRUST



May 13, 1999                                /s/ Gregory M. Fay
------------                                ------------------------------------
                                            Gregory M. Fay
                                            Vice-President of Accounting
                                            (Principal Accounting Officer)