Form 10-Q
period 1999-06-30
INNKEEPERS USA TRUST/FL
filed 1999-08-12
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                     [X]   Yes                    [ ]   No

The number of common shares of beneficial interest, $.01 par value, outstanding on August 1, 1999, was 34,676,586.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                              Page Number
                                                                              -----------
PART I.       Financial Information

Item 1.       Financial Statements

              INNKEEPERS USA TRUST
              --------------------
              Consolidated Balance Sheets at
                 June 30, 1999 (unaudited) and December 31, 1998                    1

              Consolidated Statements of Income for the
                 three and six months ended June 30, 1999
                 and 1998 (unaudited)                                               2

              Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1999 and 1998 (unaudited)                           3

              Notes to Consolidated Financial Statements                            4

              INNKEEPERS HOSPITALITY
              ----------------------
              Combined Balance Sheets at June 30, 1999
                 (unaudited) and December 31, 1998                                 12

              Combined Statements of Income for the three and
                 six months ended June 30, 1999 and 1998
                 (unaudited)                                                       13

              Combined Statements of Cash Flows for the six
                 months ended June 30, 1999 and 1998
                 (unaudited)                                                       14

              Notes to Combined Financial Statements                               15

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk           30


PART II.      Other Information

Item 4.       Submission of Matters to a Vote of Security Holders                  31

Item 6.       Exhibits and Reports on Form 8-K                                     31

              Signature                                                            32

                              INNKEEPERS USA TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                             June 30, 1999    December 31, 1998
                                                             -------------    -----------------
                                                              (Unaudited)
                                     ASSETS

Investment in hotel properties:
   Land and improvements                                         $  95,197         $  90,103
   Buildings and improvements                                      621,110           573,846
   Furniture and equipment                                          94,317            87,828
   Renovations in process                                            9,855            12,228
   Hotels under development                                            259               216
                                                                 ---------         ---------
                                                                   820,738           764,221

   Accumulated depreciation                                        (80,759)          (65,923)
                                                                 ---------         ---------
   Net investment in hotel properties                              739,979           698,298

Cash and cash equivalents                                            4,002             2,642
Restricted cash and cash equivalents                                 7,428             6,893
Due from Lessees                                                    14,074            10,699
Deferred expenses, net                                               3,732             4,191
Deposits under purchase agreements                                      --             1,000
Other assets                                                         1,423             1,391
                                                                 ---------         ---------

              Total assets                                       $ 770,638         $ 725,114
                                                                 =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                   $ 241,380         $ 191,183
Accounts payable and accrued expenses                                8,380             6,714
Distributions payable                                               13,077            13,023
Minority interest in Partnership                                    60,077            59,802
                                                                 ---------         ---------

              Total liabilities                                    322,914           270,722
                                                                 ---------         ---------

Commitments and contingencies (Note 4)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, 4,630,000 shares issued and outstanding          115,750           115,750
   Common Shares, $.01 par value, 100,000,000 shares
      authorized, 34,676,586 and 34,541,586 shares issued
      and outstanding at June 30, 1999 and
      December 31, 1998, respectively                                  347               345
   Additional paid-in capital                                      367,169           365,711
   Unearned compensation                                            (5,801)           (4,901)
   Distributions in excess of net earnings                         (29,741)          (22,513)
                                                                 ---------         ---------

              Total shareholders' equity                           447,724           454,392
                                                                 ---------         ---------

              Total liabilities and shareholders' equity         $ 770,638         $ 725,114
                                                                 =========         =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                             Three Months Ended              Six Months Ended
                                                   June 30,                      June 30,
                                           -----------------------       -----------------------
                                             1999           1998           1999           1998
                                           --------       --------       --------       --------
                                         (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
                                                         (Restated)                     (Restated)
Revenue:
   Percentage Lease revenue                $ 29,404       $ 26,457       $ 55,210       $ 50,137
   Other revenue                                306            188            515            364
                                           --------       --------       --------       --------
          Total revenue                      29,710         26,645         55,725         50,501
                                           --------       --------       --------       --------

Expenses:
   Depreciation                               9,380          7,626         18,092         15,067
   Amortization of franchise costs               19             18             37             36
   Ground rent                                  114            113            228            225
   Interest expense                           4,314          3,917          8,274          8,722
   Amortization of loan origination
      fees                                      231            247            469            515
   Real estate and personal
      property taxes and property
      insurance                               2,955          2,405          5,932          4,760
   General and administrative                   767            818          1,922          1,944
   Amortization of unearned
       compensation                             338            148            695            297
                                           --------       --------       --------       --------
          Total expenses                     18,118         15,292         35,649         31,566
                                           --------       --------       --------       --------

Income before minority interest
   and extraordinary loss                    11,592         11,353         20,076         18,935
Minority interest, common                      (341)          (724)          (546)        (1,016)
Minority interest, preferred                 (1,174)        (1,174)        (2,347)        (2,347)
Extraordinary loss                               --             --             --         (2,760)
                                           --------       --------       --------       --------
Net income                                   10,077          9,455         17,183         12,812

Preferred share dividends                    (2,496)        (1,192)        (4,992)        (1,192)
                                           --------       --------       --------       --------
Net income applicable
 to common shareholders                    $  7,581       $  8,263       $ 12,191       $ 11,620
                                           ========       ========       ========       ========


Earnings per share data:
  Basic - before extraordinary loss        $   0.22       $   0.25       $   0.36       $   0.44
  Extraordinary loss                             --             --             --          (0.08)
                                           --------       --------       --------       --------
  Basic                                    $   0.22       $   0.25       $   0.36       $   0.35
                                           ========       ========       ========       ========

  Diluted - before extraordinary loss      $   0.22       $   0.25       $   0.36       $   0.43
  Extraordinary loss                             --             --             --          (0.08)
                                           --------       --------       --------       --------
  Diluted                                  $   0.22       $   0.25       $   0.36       $   0.35
                                           ========       ========       ========       ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          Six Months Ended
                                                                               June 30,
                                                                       ------------------------
                                                                         1999           1998
                                                                       --------       ---------
                                                                      (Unaudited)    (Unaudited)
                                                                                     (Restated)
Cash flows from operating activities:
     Net income                                                        $ 17,183       $  12,812
     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                                  19,293          15,915
          Minority interests                                              2,893           3,363
          Extraordinary loss                                                 --           2,760
     Changes in operating assets and liabilities:
          Due from Lessees                                               (3,375)         (8,608)
          Other assets                                                      (32)            391
          Accounts payable and accrued expenses                           1,666           2,249
                                                                       --------       ---------

              Net cash provided by operating activities                  37,628          28,882
                                                                       --------       ---------


Cash flows from investing activities:
     Investment in hotel properties                                     (57,957)       (112,229)
     Net deposits into restricted cash accounts                            (535)         (1,813)
     Payments for franchise fees                                             --             (82)
     Deposits under purchase agreements                                      --          (1,250)
                                                                       --------       ---------

             Net cash used in investing activities                      (58,492)       (115,374)
                                                                       --------       ---------

Cash flows from financing activities:
     Proceeds from long-term debt issuance                               55,500         279,064
     Payments on long-term debt                                          (5,303)       (275,732)
     Dividend reinvestment plan and shelf registration costs paid          (135)            (32)
     Distributions paid to unit holders                                  (3,210)         (3,932)
     Distributions paid to shareholders                                 (24,373)        (17,812)
     Redemption of units                                                    (27)            (64)
     Proceeds from issuance of preferred shares, net                         --         111,848
     Loan origination fees and costs paid                                  (228)         (2,611)
                                                                       --------       ---------

             Net cash provided by financing activities                   22,224          90,729
                                                                       --------       ---------

Net increase in cash and cash equivalents                                 1,360           4,237

Cash and cash equivalents at beginning of period                          2,642           4,228
                                                                       --------       ---------


Cash and cash equivalents at end of period                             $  4,002       $   8,465
                                                                       ========       =========

Supplemental cash flow information:
  Interest paid                                                        $  7,601       $   8,799
                                                                       ========       =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION AND RECENT DEVELOPMENTS

         ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at June 30, 1999, owned interests in 67 hotels with an aggregate of 8,138 rooms/suites (the "Hotels") through its general partnership interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 44 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one TownePlace Suites by Marriott hotel, one Comfort Inn hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 23 states, with 11 hotels located in California.

         The Company leases 60 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee") and seven of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and collectively with the IH Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). Two officers of the Company are the shareholders of the IH Lessee. A trustee of the Company is a director of the Summerfield Lessee.

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

         RECENT DEVELOPMENTS

         On January 8, 1999, the Company purchased two Residence Inn by Marriott hotels located in Chicago (Rosemont), Illinois and Richmond (Northwest), Virginia with an aggregate of 296 rooms for a cash price of approximately $31,268,000. The purchase price was funded through the Company's $250,000,000 line of credit (the "Line of Credit") and available cash.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.       ORGANIZATION AND RECENT DEVELOPMENTS, CONTINUED

         On March 12, 1999, the Company purchased a 112-room Residence Inn by Marriott hotel located in Detroit (Livonia), Michigan for a cash price of approximately $10,200,000. The purchase price was funded through the Line of Credit and available cash. This purchase completes the acquisition of six Residence Inn by Marriott hotels announced by the Company in April 1998.

         On June 1, 1999, the Company opened a 95-room TownePlace Suites by Marriott hotel located in Horsham, Pennsylvania which is operated by Marriott, as defined in Note 4. This hotel's cost of approximately $8,000,000 was funded through the Line of Credit and available cash.

         On March 11, 1996, an entity controlled by the Chief Executive Officer of the Company (the "Seller") purchased a vacant parcel of land in Tysons Corner, Virginia for $915,000. The Seller then began the process of obtaining the governmental approvals necessary to build a hotel on the land and incurred costs of approximately $70,000 in such efforts. In September 1997, the Seller contracted to sell the land to Summerfield Hotel Corporation ("Summerfield") for $2,400,000. Summerfield then continued the process of obtaining the governmental approvals and incurred costs of approximately $200,000. In October 1998, Summerfield failed to close on the purchase of the land and forfeited its deposit under the purchase agreement. The Seller received several offers from unrelated buyers to purchase the land for amounts approximating the Summerfield price between October 1998 and May 1999 and on May 26, 1999, the Company entered into a contract to purchase the land for $2,400,000 from the Seller. The Company anticipates developing a 120-room Residence Inn by Marriott hotel on the land at a cost of approximately $11,600,000 and anticipates opening the hotel during the fourth quarter of 2000. The land and development costs are expected to be funded through the Line of Credit and available cash.

         On July 22, 1999, the Company entered into a commitment with a bank (the "Bank") for a new collateralized term loan (the "Fourth Term Loan"). The Fourth Term Loan is expected to have a principal amount of $58,000,000, bear interest at a fixed rate of 7.16%, have interest only payments for the first three years, have principal amortization beginning in the fourth year calculated over a 22-year period, and is anticipated to be collateralized by eight hotels. The Fourth Term Loan is expected to close by the end of September 1999 and the net proceeds are anticipated to be used to reduce borrowings outstanding under the Line of Credit. If the company fails to close on the Fourth Term Loan, the Company could become responsible for certain costs of the Bank, including (i) due diligence costs pertaining to the proposed collateral hotels, (ii) the costs of unwinding any interest rate hedge instruments entered into by the Bank and (iii) legal fees.

2.       RESTATEMENT OF 1998 INTERIM RESULTS

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force (the "EITF") released EITF issue 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 provided that a lessor should defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company reviewed the terms of its Percentage Leases and determined that the provisions of

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.       RESTATEMENT OF 1998 INTERIM RESULTS, CONTINUED

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

         On November 19, 1998, the EITF rescinded EITF 98-9 and allowed companies to recognize revenue on the basis used prior to the issuance of EITF 98-9. Therefore, the Company has restated the three and six months ended June 30, 1998 to recognize Percentage Lease revenue on the basis used prior to the issuance of EITF 98-9.

         The following table presents the effects of the reversal of EITF 98-9 on the three and six months ended June 30, 1998 (in thousands, except per share data):


                                                   THREE MONTHS                                   SIX MONTHS
                                    ----------------------------------------       ----------------------------------------
                                        As                             As             As                              As
                                    Reported       Adjustments      Restated       Reported       Adjustments      Restated
                                    --------       -----------      --------       --------       -----------      --------
Percentage Lease Revenue            $ 15,557         $10,900        $26,457        $ 28,893         $21,244        $50,137

Net income (loss) applicable
   to common shareholders             (1,770)         10,033          8,263          (7,916)         19,536         11,620

Basic and diluted
 earnings (loss) per share             (0.05)           0.30           0.25           (0.24)           0.59           0.35

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:

                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                           ----------------------------    ----------------------------
                                               1999            1998           1999             1998
                                           ------------    ------------    ------------    ------------
Numerator for basic and diluted
earnings per share:
   Net income                              $ 10,077,000    $  9,455,000    $ 17,183,000    $ 12,812,000
   Preferred share dividends                 (2,496,000)     (1,192,000)     (4,992,000)     (1,192,000)
                                           ------------    ------------    ------------    ------------
   Net income applicable
     to common shareholders                   7,581,000       8,263,000      12,191,000      11,620,000
   Extraordinary loss                                --              --              --       2,760,000
                                           ------------    ------------    ------------    ------------
   Net income applicable
     to common shareholders
     before extraordinary loss             $  7,581,000    $  8,263,000    $ 12,191,000    $ 14,380,000
                                           ============    ============    ============    ============

Denominator:
   Denominator for basic
     earnings per share -
     weighted average shares                 34,070,133      32,979,064      34,067,114      32,918,982
   Effect of dilutive securities:
      Stock options                              19,199         242,611          24,672         279,636
      Restricted shares                          78,104          13,412          76,502          16,869
                                           ------------    ------------    ------------    ------------
Denominator for diluted
      earnings per share - adjusted
      weighted average shares                34,167,436      33,235,087      34,168,288      33,215,487
                                           ============    ============    ============    ============

Earnings per share data:
     Basic - before extraordinary loss     $       0.22    $       0.25    $       0.36    $       0.44
     Extraordinary loss                              --              --              --           (0.08)
                                           ------------    ------------    ------------    ------------

     Basic                                 $       0.22    $       0.25    $       0.36    $       0.35
                                           ============    ============    ============    ============

     Diluted - before extraordinary loss   $       0.22    $       0.25    $       0.36    $       0.43
     Extraordinary loss                              --              --              --           (0.08)
                                           ------------    ------------    ------------    ------------

     Diluted                               $       0.22    $       0.25    $       0.36    $       0.35
                                           ============    ============    ============    ============

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's partnership agreement, limited partners who hold common units of limited partnership interest in the Partnership ("Common Units") have redemption rights ("Redemption Rights") which enable them to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. Substantially all of the Redemption Rights are currently effective. The aggregate number of Common Units outstanding was 1,598,117 and 1,777,218 at June 30, 1999 and 1998, respectively.

         Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Class B Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem each of their Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. The Class B Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed. The aggregate number of Class B Preferred Units outstanding was 4,063,329 at June 30, 1999 and 1998.

         The Company pays regular quarterly distributions on its common shares and Common Units and the current quarterly distribution is $0.28 per share or unit ($1.12 on an annualized basis). Quarterly preferred distributions are payable on each Class B Preferred Unit, and are based on the dividends payable on the common shares (the minimum annual distribution is $1.10 and the maximum is $1.155). The current quarterly preferred distribution rate is $0.28875 for each Class B Preferred Unit ($1.155 on an annualized basis).

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

         The Hotels are operated under franchise or management agreements with the Lessees as Residence Inn by Marriott, Summerfield Suites, Sunrise Suites, Hampton Inn, Courtyard by Marriott, TownePlace Suites by Marriott, Holiday Inn Express or Comfort Inn hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the IH Lessee. For certain hotels which did not require a franchise transfer fee, the Company has advanced to the IH Lessee the working capital deposit required under the IH Lessee's management agreements with wholly-owned subsidiaries of Marriott International, Inc. ("Marriott"). The franchise and management agreements require the Lessees to pay fees based on percentages of hotel revenue.

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS,
         CONTINUED

         The Company has guaranteed certain of the IH Lessee's obligations under the franchise licenses and is secondarily liable for certain of the IH Lessee's obligations under the Marriott management agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

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

         For the six months ended June 30, 1999 and 1998, Percentage Lease revenue consisted of base rents of $29,557,000 and $27,581,000, respectively, and percentage rents in excess of base rents of $25,653,000 and $22,556,000, respectively. The Lessees have future minimum base rent commitments to the Company under the Percentage Lease agreements. Minimum future base rent revenue under the Percentage Lease agreements, assuming no further increases in base rent pursuant to increases in the Consumer Price Index, are as follows through the year 2012 (in thousands):

                            YEAR                                 AMOUNT
                            ----                                 ------
                            1999                               $ 60,677
                            2000                                 60,677
                            2001                                 60,677
                            2002                                 60,677
                            2003                                 60,677
                      Thereafter                                337,589
                                                               --------
                                                               $640,974
                                                               ========

         The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness was approximately $241,380,000, or 29.4% of its investment in hotels, at cost, at June 30, 1999.

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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS,
         CONTINUED

         The Company has paid $50,000 to the IH Lessee for shared personnel and services in each of the six month periods ended June 30, 1999 and 1998. This amount has been recorded in general and administrative expense in the statements of income.

         The Company places substantially all of its insurance with a full service commercial insurance broker that has developed a specialty in brokering insurance for hotels. The broker is a private company of which Jack P. DeBoer, a trustee of the Company, owns 47% of the stock. For the year ended December 31, 1998, the gross amount of premiums paid by the Company for insurance placed by this broker was approximately $930,000.

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

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



5.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED), CONTINUED


              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Six Months Ended
                                                     June 30,
                                              ---------------------
                                                1999         1998
                                              --------     --------
Revenue:
   Percentage Lease revenue                   $ 55,742     $ 54,937
   Other revenue                                   515          364
                                              --------     --------
         Total revenue                          56,257       55,301
                                              --------     --------

Expenses:
   Depreciation                                 18,242       16,799
   Amortization of franchise costs                  37           36
   Ground rent                                     228          225
   Interest expense                              8,526        9,077
   Amortization of loan origination fees           469          515
   Real estate and personal property taxes
      and property insurance                     5,976        5,675
   General and administrative                    1,922        1,944
   Amortization of unearned compensation           695          297
                                              --------     --------
         Total expenses                         36,095       34,568
                                              --------     --------

Income before minority interest                 20,162       20,733
Minority interest, common                         (564)        (656)
Minority interest, preferred                    (2,347)      (2,347)
                                              --------     --------
         Net income                             17,251       17,730
         Preferred share dividends              (4,992)      (4,992)
                                              --------     --------
         Net income applicable to
             common shareholders              $ 12,259     $ 12,738
                                              ========     ========

Diluted earnings per share                    $   0.36     $   0.37

                             INNKEEPERS HOSPITALITY
                             COMBINED BALANCE SHEETS
                        (in thousands, except share data)

                                                       June 30, 1999  December 31, 1998
                                                       -------------  -----------------
                                                        (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                              $ 17,176         $13,562
   Marketable securities                                     3,254           2,366
   Accounts receivable, net                                  8,760           4,384
   Prepaid expenses                                            210             443
                                                          --------         -------

      Total current assets                                  29,400          20,755

Other assets                                                   117             158
                                                          --------         -------

      Total assets                                        $ 29,517         $20,913
                                                          ========         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  4,618         $ 4,139
   Accrued expenses                                          4,456           3,466
   Payable to Manager                                        4,464           2,442
   Due to Partnership                                       12,878           9,882
                                                          --------         -------

      Total current liabilities                             26,416          19,929

Other long-term liabilities                                    910             745
                                                          --------         -------

      Total liabilities                                     27,326          20,674
                                                          --------         -------

Commitments (Note 2)
Shareholders' equity:
   Common shares, $1 par value, 7,000 shares
     authorized, issued and outstanding                          7               7
   Unrealized gain (loss) on marketable securities            (189)             26
   Retained earnings                                         2,373             206
                                                          --------         -------

      Total shareholders' equity                             2,191             239
                                                          --------         -------

      Total liabilities and shareholders' equity          $ 29,517         $20,913
                                                          ========         =======




              The accompanying notes are an integral part of these
                         combined financial statements.

                             INNKEEPERS HOSPITALITY
                          COMBINED STATEMENTS OF INCOME
                                 (in thousands)



                                        Three Months Ended          Six Months Ended
                                              June 30,                  June 30,
                                       ---------------------     ----------------------
                                         1999         1998         1999         1998
                                       --------     --------     ---------     --------
                                      (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
Gross operating revenue:
   Rooms                               $ 54,141     $ 46,729     $ 100,391     $ 88,301
   Food and beverage                         41          119            54          277
   Telephone                              1,539        1,366         2,912        2,677
   Other                                  1,035          866         1,926        1,673
                                       --------     --------     ---------     --------
       Gross operating revenue           56,756       49,080       105,283       92,928

Departmental expenses:
   Rooms                                 11,548        9,736        20,708       17,389
   Food and beverage                         51          137            52          287
   Telephone                                529          510           976          957
    Other                                   430          335           855          682
                                       --------     --------     ---------     --------
      Total departmental profit          44,198       38,362        82,692       73,613
                                       --------     --------     ---------     --------

Unallocated operating expenses:
    General and administrative            4,018        3,537         7,699        6,922
    Franchise fees                        3,232        2,926         6,167        5,620
    Advertising and promotions            2,494        2,131         4,742        4,079
    Utilities                             1,770        1,602         3,926        3,499
    Repairs and maintenance               2,086        2,033         4,268        3,863
    Management fees                       1,178          818         2,261        1,689
                                       --------     --------     ---------     --------
        Total unallocated operating
          expenses                       14,778       13,047        29,063       25,672
                                       --------     --------     ---------     --------

        Gross profit                     29,420       25,315        53,629       47,941

Insurance                                  (249)        (245)         (468)        (509)
Lessee overhead                            (729)        (347)       (1,505)      (1,142)
Percentage Lease payments               (26,459)     (22,957)      (48,456)     (43,027)
                                       --------     --------     ---------     --------

       Net income                         1,983        1,766         3,200        3,263

Other comprehensive income -
   unrealized gains (losses) on
   marketable securities                    154         (509)         (215)        (414)
                                       --------     --------     ---------     --------

       Comprehensive income            $  2,137     $  1,257     $   2,985     $  2,849
                                       ========     ========     =========     ========


              The accompanying notes are an integral part of these
                         combined financial statements.

                             INNKEEPERS HOSPITALITY
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)





                                                         Six Months Ended
                                                              June 30,
                                                       ---------------------
                                                         1999         1998
                                                       --------     --------
                                                      (Unaudited)  (Unaudited)

Cash flows from operating activities:
      Net income                                       $  3,200     $  3,263
      Adjustments to reconcile net income to
         net cash provided by operating activities:
      Depreciation and amortization                          41           24
      Changes in operating assets and liabilities:
         Accounts receivable                             (4,376)      (4,991)
         Inventory                                           --          (30)
         Prepaid expenses                                   233          298
         Accounts payable                                   479        1,811
         Accrued expenses                                   990          809
         Payable to Manager                               2,022          216
         Due to Partnership                               2,996        7,437
                                                       --------     --------

         Net cash provided by operating activities        5,585        8,837
                                                       --------     --------

Cash flows from investing activities:
      Purchases of equipment                                 --          (19)
      Advances from Partnership                             165           --
      Purchase of marketable securities                  (1,103)      (1,035)
                                                       --------     --------
         Net cash used in investing activities             (938)      (1,054)
                                                       --------     --------

Cash flows from investing activities:
      Distributions                                      (1,033)      (1,131)
                                                       --------     --------
         Net cash used in investing activities           (1,033)      (1,131)
                                                       --------     --------

Net increase in cash and cash equivalents                 3,614        6,652

Cash and cash equivalents at beginning of period         13,562        7,863
                                                       --------     --------

Cash and cash equivalents at end of period             $ 17,176     $ 14,515
                                                       ========     ========









              The accompanying notes are an integral part of these
                         combined financial statements.

                             INNKEEPERS HOSPITALITY
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Innkeepers Hospitality, Inc., formally known as JF Hotel, Inc., and other entities with identical ownership (collectively "IH" or the "IH Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership," and together with Innkeepers, the "Company"). The IH Lessee leased 60 hotels (the "IH Leased Hotels") from the Company at June 30, 1999.

         The IH Lessee operates 31 of the IH Leased Hotels, wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 27 of the IH Leased Hotels, and an unaffiliated party operates two of the Hotels.

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

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         Marriott operates 27 of the IH Leased Hotels under management agreements with the IH Lessee (the "Marriott Management Agreements"). The Marriott Management Agreements, generally, have an initial term of 13 years and provide for base fees and incentive fees which are based on the performance of each Marriott managed hotel, as defined in the Marriott Management Agreements. The payment of incentive fees is subordinate to the IH Lessee's obligations under the Percentage Leases at the Marriott managed hotels. The Marriott Management Agreements also contain substantial penalties for early termination without cause. Amounts due to Marriott under the Marriott Management Agreements are included in "Payable to Manager" in the accompanying combined balance sheets. The right to operate the 27 hotels as Residence Inn by Marriott or TownePlace Suites by Marriott hotels is contained in the Marriott Management Agreements. In lieu of a franchise fee, the Marriott Management Agreements provide for a system fee of 5% of gross revenues at the Marriott managed hotels. The system fee is included in "Franchise fees" in the accompanying combined statements of income.

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

                             INNKEEPERS HOSPITALITY
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED


2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS, CONTINUED

         The Company has reimbursed the IH Lessee $50,000 for shared personnel and services in each of the six month periods ended June 30, 1999 and 1998, respectively. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the IH Lessee. For certain hotels which did not require a franchise transfer fee, the Company has advanced to the IH Lessee the working capital deposit required under the Marriott Management Agreements. These advances are included in "Other long-term liabilities" in the accompanying combined balance sheets. Percentage Lease expense due to the Company, which remains unpaid at June 30, 1999 and 1998, is included in "Due to Partnership" in the accompanying combined balance sheets. The Company has also guaranteed certain of the IH Lessee's obligations under its franchise licenses (and is secondarily liable for certain of the IH Lessee's obligations under the Marriott Management Agreements), generally in exchange for certain rights to substitute a replacement lessee as the franchisee (or as the party to the Marriott Management Agreement) if the Company terminates the related Percentage Lease.

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

The Company acquired the following hotel properties during the six months ended June 30, 1999:

                                                   Number of               Date                  Purchase
Hotel                                            Suites/Rooms            Acquired                  Price
-----                                            ------------         ---------------            --------
Residence Inn-Richmond (Northwest), VA               104              January 8, 1999               (a)
Residence Inn-Chicago (Rosemont), IL                 192              January 8, 1999               (a)
Residence Inn-Detroit (Livonia), MI                  112              March 12, 1999           $10,200,000
TownePlace Suites - Horsham, PA                       95              May 20, 1999             $ 8,000,000

(a) Aggregate purchase price of $31,268,000

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



THE HOTELS

The following chart summarizes information regarding the Hotels at June 30, 1999.

                                             Number of               Number of
Franchise Affiliation                     Hotel Properties          Rooms/Suites
---------------------                     ----------------          ------------
Upscale extended-stay hotels:
   Residence Inn                                 44                     5,194
   Summerfield Suites                             6                       759*
   Sunrise Suites                                 1                        96
                                                 --                     -----
                                                 51                     6,049

Limited service hotels:
   Hampton Inn                                   12                     1,527
   Courtyard by Marriott                          1                       136
   TownePlace Suites                              1                        95
   Comfort Inn                                    1                       127
   Holiday Inn Express                            1                       204
                                                 --                     -----
                                                 16                     2,089

  Total                                          67                     8,138
                                                 ==                     =====

* includes 298 two-bedroom suites

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 62 of the Hotels are presented in the following table. Results were excluded for such comparison for five hotels which were not open during the first and second quarters of 1998. Management believes that the operating results achieved at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessees and third party management and relatively stable industry conditions. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                     Three Months Ended                   Six Months Ended
                                           June 30,             %             June 30,             %
                                      1998        1999      Inc.(dec)     1998       1999      Inc.(dec)
                                     -------     -------    ---------   -------     -------    ---------
Portfolio(1)
--------------------------------
     Average Daily Rate              $ 99.61     $100.53       0.9      $ 99.76     $100.08       0.3
     Occupancy                         81.68%      81.31%     (0.5)       79.58%      79.51%     (0.1)
     RevPAR                          $ 81.36     $ 81.74       0.5      $ 79.39     $ 79.57       0.2

By Type
--------------------------------
Upscale Extended Stay Hotels(2)
     Average Daily Rate              $107.41     $106.82      (0.6)     $107.10     $105.94      (1.1)
     Occupancy                         84.01%      84.02%      0.0        82.76%      82.92%      0.2
     RevPAR                          $ 90.23     $ 89.75      (0.5)     $ 88.64     $ 87.85      (0.9)

Limited Services Hotels(3)
    Average Daily Rate               $ 75.63     $ 80.83       6.9      $ 76.22     $ 81.06       6.4
    Occupancy                          75.25%      73.82%     (1.9)       70.85%      70.13%     (1.0)
    RevPAR                           $ 56.91     $ 59.67       4.9      $ 54.00     $ 56.85       5.3




(1) 62 hotels (excludes five newly-developed hotels)
(2) 47 hotels (excludes four newly-developed hotels)
(3) 15 hotels (excludes one newly-developed hotel)

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the Company.


Comparison of the Three Months Ended June 30, 1999 ("1999") to the Three Months Ended June 30, 1998 ("1998")

The Company had revenues for 1999 of $29,710,000, consisting of $29,404,000 of Percentage Lease revenue from the Lessees and $306,000 of other revenue, compared with $26,645,000, $26,457,000 and $188,000, respectively, for 1998. The increase in Percentage Lease revenue is due, primarily, to the number of hotels owned increasing from 62 at April 1, 1998, to 63 at June 30, 1998, to 66 at April 1, 1999 and to 67 at June 30, 1999.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $9,968,000 in the aggregate for 1999 compared with $8,039,000 for 1998. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of restricted share awards granted in 1998.

Real estate and personal property taxes and property insurance were $2,955,000 for 1999 compared with $2,405,000 for 1998. This increase was primarily due to the increase in the number of hotels owned as discussed previously and increases in assessed values of certain hotels for real estate tax purposes.

Interest expense for 1999 was $4,314,000 compared with $3,917,000 for 1998. This increase is due primarily to additional borrowings for hotel acquisitions subsequent to June 30, 1998 offset by a slight decrease in the interest rate on the Line of Credit.

General and administrative expenses remained relatively constant in 1999 both in absolute dollars and as a percentage of total revenue.

Net income for 1999 was $10,077,000, or $0.22 per diluted share, compared with $9,455,000, or $0.25 per diluted share, for 1998 as a result of the items discussed above.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Comparison of the Six Months Ended June 30, 1999 ("1999") to the Six Months Ended June 30, 1998 ("1998")

The Company had revenues for 1999 of $55,725,000, consisting of $55,210,000 of Percentage Lease revenue from the Lessees and $515,000 of other revenue, compared with $50,501,000, $50,137,000 and $364,000, respectively, for 1998. The increase in Percentage Lease revenue is due, primarily, to the number of hotels owned increasing from 56 at January 1, 1998, to 63 at June 30, 1998 and January 1, 1999, and to 67 at June 30, 1999.

Depreciation and Amortization were $19,293,000 in the aggregate for 1999 compared with $15,915,000 for 1998. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of restricted share awards granted in 1998.

Real estate and personal property taxes and property insurance were $5,932,000 for 1999 compared with $4,760,000 for 1998. This increase was primarily due to the increase in the number of hotels owned as discussed previously and increases in assessed values of certain hotels for real estate tax purposes.

Interest expense for 1999 was $8,274,000 compared with $8,722,000 for 1998. This decrease was due to the reduction in borrowings outstanding under the Line of Credit resulting from the application of the net proceeds from the Company's May 1998 preferred share offering, offset by additional borrowings for hotel acquisitions subsequent to June 30, 1998.

General and administrative expenses remained relatively constant in 1999 both in absolute dollars and as a percentage of total revenue.

Net income for 1999 was $17,183,000, or $0.36 per diluted share, compared with $12,812,000, or $0.35 per diluted share, for 1998. This increase was due primarily to the extraordinary loss in 1998 related to the extinguishment of the Company's previous line of credit.

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

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Cash and cash equivalents (including restricted cash and cash equivalents) at June 30, 1999 and 1998 were $11,430,000 and $17,026,000, including approximately $3,716,000 and $2,507,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents include approximately $3,712,000 and $6,054,000, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the six months ended June 30, 1999 and 1998 was $37,628,000 and $28,882,000, respectively.

Net cash used in investing activities was $58,492,000 for the six months ended June 30, 1999. This was comprised primarily of the Company (a) acquiring three Residence Inn by Marriott hotels located in Richmond (Northwest), Virginia, Chicago (Rosemont), Illinois and Detroit (Livonia), Michigan for an aggregate of approximately $41,468,000, (b) acquiring a TownePlace Suites by Marriott hotel in Horsham, Pennsylvania for approximately $8,000,000 and (c) renovations at certain hotels of approximately $8,950,000.

Net cash used in investing activities was $115,374,000 for the six months ended June 30, 1998. This was comprised primarily of the Company (a) acquiring a Residence Inn by Marriott hotel in Bothell, Washington, for approximately $11,750,000, and (b) acquiring a portfolio of six Residence Inn by Marriott hotels in Washington and Oregon for approximately $83,000,000 (c) cost incurred in the development of a hotel of approximately $3,500,000 and (d) renovations at certain hotels of approximatley $11,700,000.

Net cash provided by financing activities was $22,224,000 for the six months ended June 30, 1999, consisting primarily of borrowings under the Line of Credit of $55,500,000 offset by distributions paid of $27,583,000 and payments on long-term debt of $5,303,000.

Net cash provided by financing activities was $90,729,000 for the six months ended June 30, 1998, consisting primarily of net proceeds from the preferred share offering described below of approximately $111,500,000 and net proceeds from the issuance of long-term debt of $3,332,000 offset by distributions paid of $21,744,000 and loan fees and costs paid of approximately $2,611,000.

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

The Company's consolidated indebtedness was 29.4% of its investment in hotels, at cost, at June 30, 1999. At June 30, 1999, the Company had outstanding indebtedness of approximately $241,380,000, of which approximately 55% bore interest at a weighted average fixed rate of approximately 7.6%. At June 30, 1999, 26 of the Company's hotel properties collateralized certain long-term debt and 41 of the Company's hotel properties were unencumbered. In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has additional borrowing capacity under its Line of Credit of approximately $140,000,000 at June 30, 1999.

Certain debt coverage ratios for the Company are as follows for the twelve months ended June 30, 1999: (a) interest coverage ratio (EBITDA divided by interest expense) of 6.4x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.7x, and (c) total debt to EBITDA of 2.6x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated as 4% of room revenue at the Hotels.

The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at June 30, 1999, a one percent increase in the LIBOR rate would increase annual interest charges $995,000. In March 1999, the Company entered into an interest rate cap agreement with a notional amount of $100,000,000 and a term of one year. The agreement effectively caps the interest rate on $100,000,000 of borrowings on the Line of Credit at 7.625%.

On July 22, 1999, the Company entered into a commitment with a bank (the "Bank") for a new collateralized term loan (the "Fourth Term Loan"). The Fourth Term Loan is expected to have a principal amount of $58,000,000, bear interest at a fixed rate of 7.16%, have interest only payments for the first three years, have principal amortization beginning in the fourth year calculated over a 22-year period, and is anticipated to be collateralized by eight hotels. The Fourth Term Loan is expected to close by the end of September 1999 and the net proceeds are anticipated to be used to reduce borrowings outstanding under the Line of Credit. If the company fails to close on the Fourth Term Loan, the Company could become responsible for certain costs of the Bank, including (i) due diligence costs pertaining to the proposed

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


collateral hotels, (ii) the costs of unwinding any interest rate hedge instruments entered into by the Bank and (iii) legal fees.

In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Company's debt limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent. The Company has no forward equity commitments.

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

Management believes that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet most of the routine expenditures for furniture and equipment at the Hotels. It is currently estimated that the Company will spend between $20,000,000 and $25,000,000 in capital expenditures at the Hotels in 1999 of which the Company has spent approximately $8,950,000 through June 30, 1999. The Company currently intends to pay for the cost of capital improvements and any additional furniture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit.

On March 11, 1996, an entity controlled by the Chief Executive Officer of the Company (the "Seller") purchased a vacant parcel of land in Tysons Corner, Virginia for $915,000. The Seller then began the process of obtaining the governmental approvals necessary to build a hotel on the land and incurred costs of approximately $70,000 in such efforts. In September 1997, the Seller contracted to sell the land to Summerfield Hotel Corporation ("Summerfield") for $2,400,000. Summerfield then continued the process of obtaining the governmental approvals and incurred costs of approximately $200,000. In October 1998, Summerfield failed to close on the purchase of the land and forfeited its deposit under the purchase agreement. The Seller received several offers from unrelated buyers to purchase the land for amounts approximating the Summerfield price between October 1998 and May 1999 and on May 26, 1999, the Company entered into a contract to purchase the land for $2,400,000 from the Seller. The Company anticipates developing a 120-room Residence Inn by Marriott hotel on the land at a cost of approximately

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


$11,600,000 and anticipates opening the hotel during the fourth quarter of 2000. The land and development costs are expected to be funded through the Line of Credit and available cash.

Management has become aware of certain financial difficulties at the Summerfield Lessee. While the full extent of the financial difficulties of the Summerfield Lessee is not known, management of the Company believes that near term liquidity problems may continue to exist at the Summerfield Lessee. However, the Summerfield Lessee has paid to the Company all amounts owed to the Company at June 30, 1999. The Summerfield Lessee also has a $5,533,484 irrevocable Letter of Credit pledged as collateral for amounts owed to the Company under the Percentage Leases.

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

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather then four to define the applicable year. Any systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failures or miscalculations. The Company and the Lessees have initiated programs to address the challenges the Year 2000 may present to their systems and applications. This program includes or will include computer systems and applications operated by the Company or the Lessees, systems of third parties upon whose data or functionality the Company or the Lessees rely (for example: Marriott, Promus,Wyndham International, Inc., banks, credit card companies, and utilities), and certain other systems or assets which contain date sensitive technology.

The Company's and its Lessees' and managers' primary focus has been on assessing and upgrading the functionality of hotel-level systems. The Company believes based on information that it has received from the various franchisors of the hotels, that the franchisors have devoted substantial resources to the Year 2000 issue. The franchiors specify many of the systems utilized by the hotels in the processes related to check-in, check-out, credit card receivables (the primary source of payment in the hotels) and occupancy tracking. These systems are commonly referred to as the "front-desk" systems. While not directly responsible for servicing these systems, the franchisors have assessed and required or suggested upgrades

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


to those system elements which they believe are required in response to the Year 2000 issue. The Company is in the process of upgrading those system elements where required, and assessing the necessity of upgrading system elements where suggested. The franchisors have expressly disclaimed responsibility for identifying or assessing all of the systems or functions that may be affected by the Year 2000 issue. However, the franchisors have circulated to franchisees a series of detailed publications (varying in number and detail by franchisor) forming what the Company believes is a comprehensive action plan for assessing and upgrading as necessary all mission critical systems and equipment at the hotels. In addition, the franchisees have been required to report to the franchisors on the progress of their efforts to address the Year 2000 issue. These plans and reports, supplemented or modified by certain elements developed by the Company, have formed the core of the Company's effort on the Year 2000 issue.

Based upon its investigation to date, neither the Company nor the Lessees have yet identified any material Year 2000 issues with respect to their systems. By the end of the third quarter of 1999, management expects to have substantially completed (i) the assessment phase of the program and (ii) any necessary modifications to their own systems, and necessary conversions to new software and related testing. As part of the compliance program, the Company has initiated or will initiate communications with certain third parties whose failure to timely convert their systems could reasonably be expected to have an impact on the Company's operations.

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

The Company and the Lessees intend to establish contingency plans to handle certain unknown or potential material issues that may arise from the Year 2000 issue. The franchisors generally have circulated contingency plans (again varying in detail by franchisor) which cover areas of critical functionality and health and safety issues at the hotels. The Company and its Lessess currently are assessing the feasibility of these and other contingency plans, both at the hotel level and for centralized systems and functions, including their cost and applicability to the Company. The Company currently believes that franchisor plans, supplemented or modified as determined by the Company and as necessary to address systems and functions not covered by those plans, will form the core of the Company's contingency planning for the Year 2000 issue. The Company expects any contingency plans to be completed in the third quarter of 1999.

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

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The following presents the Company's calculation of FFO and FFO per share (in thousands, except share and per share data):



                                    Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                --------------------------    --------------------------
                                    1999          1998            1999          1998
                                -----------    -----------    -----------    -----------
Net income applicable to
     common shareholders        $     7,581    $     8,263    $    12,191    $    11,620
Minority interest, common               341            724            546          1,016
Minority interest, preferred          1,174          1,174          2,347          2,347
Extraordinary loss                       --             --             --          2,760
Depreciation                          9,380          7,626         18,092         15,067
Preferred share dividends             2,496          1,192          4,992          1,192
                                -----------    -----------    -----------    -----------

FFO                             $    20,972    $    18,979    $    38,168    $    34,002
                                ===========    ===========    ===========    ===========

Denominator for diluted
     earnings per share          34,167,436     33,235,087     34,168,288     33,215,487
Weighted average
     Common Units                 1,564,714      2,838,020      1,552,473      2,892,364
Weighted average
     Preferred Units              4,063,329      4,063,329      4,063,329      4,063,329
Weighted average
     Preferred shares             6,857,493      3,184,689      6,857,493      1,601,143
                                -----------    -----------    -----------    -----------
Denominator for FFO
     per share                   46,652,972     43,321,125     46,641,583     41,772,323
                                ===========    ===========    ===========    ===========

FFO per share                   $      0.45    $      0.44    $      0.82    $      0.81
                                ===========    ===========    ===========    ===========

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

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK



The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and long-term debt. At June 30, 1999, the Company had outstanding total indebtedness of approximately $241,380,000. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 55% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.6% at June 30, 1999. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding at June 30, 1999, the table presents principal cash flows and related weighted average interest rates by expected maturity dates:

                                                              EXPECTED MATURITY DATE
                                                                   (IN THOUSANDS)
                                    ----------------------------------------------------------------------------
                                                                                                           FAIR
                                    1999     2000      2001     2002     2003     THEREAFTER    TOTAL      VALUE
                                    ----     ----      ----     ----     ----     ----------    -----      -----
      LIABILITIES
Long-Term Debt:
  Fixed Rate                       $1,101   $2,700   $ 3,118   $6,218   $ 3,489   $115,304    $131,930    $131,930
       Average Interest Rate         7.75%    7.60%     7.58%    6.40%     7.69%      7.64%       7.58%
  Variable Rate                        -        -     99,450       -         -      10,000     109,450     109,450
       Average Interest Rate           -        -       6.51%      -         -        3.50%       6.23%



The table incorporates only those exposures that exist as of June 30, 1999 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A. The Annual Meeting of Shareholders was held on May 5, 1999 for the following purposes:

                  - To elect two Class II trustees to serve on the Board of Trustees until the annual meeting of shareholders in 2002 or until their successors have been duly elected and qualified ("Proposal One"); and

                  - To consider and vote upon a proposal to amend the Company's Declaration of Trust to provide, in effect, that the Board of Trustees may, without shareholder approval, increase or decrease the aggregate number of shares of beneficial interest in the Company or the number of shares of beneficial interest of any class that the Company is authorized to issue ("Proposal Two").

         Under Proposal One, shareholders voted to elect two Class II trustees, Mr. Miles Berger, with 29,864,270 shares voted for Mr. Berger (222,541 votes withheld authority), and Mr. C. Gerald Goldsmith, with 29,858,270 shares voted for Mr. Goldsmith (228,541 votes withheld authority).


         Under Proposal Two, the shareholders defeated the proposal amendment to the Company's Declaration of Trust with 11,053,622 shares voted for, 18,895,961 shares voted against and 6,633,144 shares abstaining from voting.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit - 27.1 Financial Data Schedule

         (b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          INNKEEPERS USA TRUST



August 12, 1999                           /s/ Gregory M. Fay
---------------                           ------------------------------------
                                          Gregory M. Fay
                                          Vice-President of Accounting
                                          (Principal Accounting Officer)