Form 10-Q
period 1999-09-30
INNKEEPERS USA TRUST/FL
filed 1999-11-12
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                             [X] Yes   No [ ]

The number of common shares of beneficial interest, $.01 par value, outstanding on November 1, 1999, was 34,676,586.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                            Page Number
                                                                            -----------
PART I.   Financial Information

Item 1.   Financial Statements

          INNKEEPERS USA TRUST

          Consolidated Balance Sheets at
             September 30, 1999 (unaudited) and December 31, 1998                 1

          Consolidated Statements of Income for the
             three and nine months ended September 30, 1999
             and 1998 (unaudited)                                                 2

          Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1999 and 1998 (unaudited)                        3

          Notes to Consolidated Financial Statements                              4

          INNKEEPERS HOSPITALITY

          Combined Balance Sheets at September 30, 1999
             (unaudited) and December 31, 1998                                   12

          Combined Statements of Income for the three and
             nine months ended September 30, 1999 and 1998
             (unaudited)                                                         13

          Combined Statements of Cash Flows for the nine
             months ended September 30, 1999 and 1998
             (unaudited)                                                         14

          Notes to Combined Financial Statements                                 15

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                 17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk             30


PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                       31

          Signature                                                              32

                              INNKEEPERS USA TRUST
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                            September 30,   December 31,
                                                                1999            1998
                                                             ---------      ---------
                                                            (Unaudited)
                                         ASSETS
Investment in hotel properties:
   Land and improvements                                      $  95,226      $  90,103
   Buildings and improvements                                   623,636        573,846
   Furniture and equipment                                       97,438         87,828
   Renovations in process                                         7,969         12,228
   Hotels under development                                       3,161            216
                                                              ---------      ---------
                                                                827,430        764,221

   Accumulated depreciation                                     (90,098)       (65,923)
                                                              ---------      ---------
   Net investment in hotel properties                           737,332        698,298

Cash and cash equivalents                                           616          2,642
Restricted cash and cash equivalents                             12,601          6,893
Due from Lessees                                                 15,334         10,699
Deferred expenses, net                                            4,061          4,191
Deposits under purchase agreements                                   --          1,000
Other assets                                                      1,718          1,391
                                                              ---------      ---------
              Total assets                                    $ 771,662      $ 725,114
                                                              =========      =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                $ 242,424      $ 191,183
Accounts payable and accrued expenses                             8,165          6,714
Distributions payable                                            13,072         13,023
Minority interest in Partnership                                 59,869         59,802
                                                              ---------      ---------
              Total liabilities                                 323,530        270,722
                                                              ---------      ---------
Commitments and contingencies (Note 4)

Shareholders' equity:
   Preferred Shares, $.01 par value, 20,000,000 shares
      authorized, 4,630,000 shares issued and outstanding       115,750        115,750
   Common Shares, $.01 par value, 100,000,000 shares
      authorized, 34,676,586 and 34,541,586 shares issued
      and outstanding at September 30, 1999 and
      December 31, 1998, respectively                               347            345
   Additional paid-in capital                                   367,153        365,711
   Unearned compensation                                         (5,473)        (4,901)
   Distributions in excess of net earnings                      (29,645)       (22,513)
                                                              ---------      ---------
              Total shareholders' equity                        448,132        454,392
                                                              ---------      ---------
              Total liabilities and shareholders' equity      $ 771,662      $ 725,114
                                                              =========      =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                          ----------------------      ----------------------
                                            1999          1998          1999          1998
                                          --------      --------      --------      --------
                                        (Unaudited)    (Unaudited)  (Unaudited)    (Unaudited)
                                                       (Restated)                   (Restated)
Revenue:
   Percentage Lease revenue               $ 31,294      $ 29,015      $ 86,504      $ 79,152
   Other revenue                               490           217         1,005           581
                                          --------      --------      --------      --------
          Total revenue                     31,784        29,232        87,509        79,733
                                          --------      --------      --------      --------
Expenses:
   Depreciation                              9,339         7,739        27,431        22,806
   Amortization of franchise costs              17            19            54            55
   Ground rent                                 116           114           344           339
   Interest expense                          4,312         3,286        12,586        12,008
   Amortization of loan origination
      fees                                     233           269           702           784
   Real estate and personal
      property taxes and property
      insurance                              2,657         2,291         8,589         7,051
   General and administrative                  863           842         2,785         2,786
   Amortization of unearned
       compensation                            328           129         1,023           426
                                          --------      --------      --------      --------
          Total expenses                    17,865        14,689        53,514        46,255
                                          --------      --------      --------      --------
Income before minority interest
   and extraordinary loss                   13,919        14,543        33,995        33,478
Minority interest, common                     (447)         (630)         (993)       (1,646)
Minority interest, preferred                (1,173)       (1,173)       (3,520)       (3,520)
Extraordinary loss                              --            --            --        (2,760)
                                          --------      --------      --------      --------
Net income                                  12,299        12,740        29,482        25,552

Preferred share dividends                   (2,496)       (2,496)       (7,488)       (3,688)
                                          --------      --------      --------      --------
Net income applicable
 to common shareholders                   $  9,803      $ 10,244      $ 21,994      $ 21,864
                                          ========      ========      ========      ========
Earnings per share data:
  Basic - before extraordinary loss       $   0.29      $   0.30      $   0.65      $   0.74
  Extraordinary loss                            --            --            --         (0.08)
                                          --------      --------      --------      --------
  Basic                                   $   0.29      $   0.30      $   0.65      $   0.66
                                          ========      ========      ========      ========
  Diluted - before extraordinary loss     $   0.29      $   0.30      $   0.64      $   0.73
  Extraordinary loss                            --            --            --         (0.08)
                                          --------      --------      --------      --------
  Diluted                                 $   0.29      $   0.30      $   0.64      $   0.65
                                          ========      ========      ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                      ------------------------
                                                                        1999           1998
                                                                      ---------      ---------
                                                                     (Unaudited)    (Unaudited)
                                                                                    (Restated)

Cash flows from operating activities:
     Net income                                                       $  29,482      $  25,552
     Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                                  29,210         24,071
          Minority interests                                              4,513          5,166
          Extraordinary loss                                                 --          2,760
     Changes in operating assets and liabilities:
          Due from Lessees                                               (4,635)        (9,574)
          Other assets                                                     (327)           167
          Accounts payable and accrued expenses                           1,451          3,542
                                                                      ---------      ---------
              Net cash provided by operating activities                  59,694         51,684
                                                                      ---------      ---------
Cash flows from investing activities:
     Investment in hotel properties                                     (64,929)      (137,699)
     Net deposits into restricted cash accounts                          (5,708)          (772)
     Payments for franchise fees                                             --            (82)
     Deposits under purchase agreements                                      --         (1,000)
                                                                      ---------      ---------
             Net cash used in investing activities                      (70,637)      (139,553)
                                                                      ---------      ---------

Cash flows from financing activities:
     Proceeds from long-term debt issuance                              118,821        296,064
     Payments on long-term debt                                         (67,580)      (285,025)
     Dividend reinvestment plan and shelf registration costs paid          (150)           (32)
     Distributions paid to unit holders                                  (4,821)        (5,903)
     Distributions paid to shareholders                                 (36,578)       (29,025)
     Redemption of units                                                    (27)           (64)
     Proceeds from issuance of preferred shares, net                         --        111,570
     Loan origination fees and costs paid                                  (748)        (2,738)
                                                                      ---------      ---------
             Net cash provided by financing activities                    8,917         84,847
                                                                      ---------      ---------
Net decrease in cash and cash equivalents                                (2,026)        (3,022)

Cash and cash equivalents at beginning of period                          2,642          4,228
                                                                      ---------      ---------
Cash and cash equivalents at end of period                            $     616      $   1,206
                                                                      =========      =========
Supplemental cash flow information:
  Interest paid                                                       $  12,436      $  12,043
                                                                      =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              INNKEEPERS USA TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND RECENT DEVELOPMENTS

         ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at September 30, 1999, owned interests in 67 hotels with an aggregate of 8,138 rooms/suites (the "Hotels") through its general partnership interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 44 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one TownePlace Suites by Marriott hotel, one Comfort Inn hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 23 states, with 11 hotels located in California, 5 each in Florida, Washington and Michigan, and 4 each in Texas, Illinois and Pennsylvania.

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

         On June 1, 1999, the Company opened a 95-room TownePlace Suites by Marriott hotel located in Horsham, Pennsylvania. This hotel's cost of approximately $8,000,000 was funded through the Line of Credit and available cash.

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

         On September 24, 1999, the Company closed on a new collateralized term loan (the "Fourth Term Loan"). The Fourth Term Loan has a principal amount of $58,000,000 and bears interest at a fixed rate of 7.16%. Interest only payments are due for the first three years, principal amortization begins in the fourth year calculated over a 22-year period and the Fourth Term Loan is collateralized by eight hotels. The net proceeds of the Fourth Term Loan were used to reduce borrowings outstanding under the Line of Credit.

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

         On November 19, 1998, the EITF amended EITF 98-9 and allowed companies to recognize revenue on the basis used prior to the issuance of EITF 98-9. Therefore, the Company has restated the three and nine months ended September 30, 1998 to recognize Percentage Lease revenue on the basis used prior to the issuance of EITF 98-9.

         The following table presents the effects of the amendment of EITF 98-9 on the three and nine months ended September 30, 1998 (in thousands, except per share data):

                                       THREE MONTHS                         NINE MONTHS
                            ---------------------------------    ---------------------------------
                               As                       As          As                      As
                            Reported   Adjustments   Restated    Reported   Adjustments  Restated
                            --------   -----------   --------    --------   -----------  --------
Percentage Lease Revenue     $32,343     $(3,328)     $29,015     $61,236     $17,916     $79,152

Net income applicable to
  common shareholders         13,118      (2,874)      10,244       5,202      16,662      21,864

Diluted earnings per
  share                         0.38       (0.08)        0.30        0.16        0.49        0.65

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                           ----------------------------    ----------------------------
                                                1999            1998            1999           1998
                                           ------------    ------------    ------------    ------------
Numerator for basic and diluted
   earnings per share:
   Net income                              $ 12,299,000    $ 12,740,000    $ 29,482,000    $ 25,552,000
   Preferred share dividends                 (2,496,000)     (2,496,000)     (7,488,000)     (3,688,000)
                                           ------------    ------------    ------------    ------------
   Net income applicable
     to common shareholders                   9,803,000      10,244,000      21,994,000      21,864,000
   Extraordinary loss                                --              --              --       2,760,000
                                           ------------    ------------    ------------    ------------
   Net income applicable
     to common shareholders
     before extraordinary loss             $  9,803,000    $ 10,244,000    $ 21,994,000    $ 24,624,000
                                           ============    ============    ============    ============

Denominator:
   Denominator for basic
     earnings per share -
     weighted average shares                 34,070,133      34,035,451      34,068,120      33,295,209
   Effect of dilutive securities:
     Stock options                                  811          72,557          16,718         210,610
     Restricted shares                           64,344           3,154          72,449          12,297
                                           ------------    ------------    ------------    ------------
Denominator for diluted
     earnings per share - adjusted
     weighted average shares                 34,135,288      34,111,162      34,157,287      33,518,116
                                           ============    ============    ============    ============
Earnings per share data:
     Basic - before extraordinary loss     $       0.29    $       0.30    $       0.65    $       0.74
     Extraordinary loss                              --              --              --           (0.08)
                                           ------------    ------------    ------------    ------------
     Basic                                 $       0.29    $       0.30    $       0.65    $       0.66
                                           ============    ============    ============    ============
     Diluted - before extraordinary loss   $       0.29    $       0.30    $       0.64    $       0.73
     Extraordinary loss                              --              --              --           (0.08)
                                           ------------    ------------    ------------    ------------
     Diluted                               $       0.29    $       0.30    $       0.64    $       0.65
                                           ============    ============    ============    ============

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Pursuant to the Partnership's partnership agreement, limited partners who hold common units of limited partnership interest in the Partnership ("Common Units") have redemption rights ("Redemption Rights") which enable them to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. Substantially all of the Redemption Rights are currently effective. The aggregate number of Common Units outstanding was 1,580,845 and 1,777,218 at September 30, 1999 and 1998, respectively.

         Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Class B Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem each of their Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. The Class B Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed. The aggregate number of Class B Preferred Units outstanding was 4,063,329 at September 30, 1999 and 1998.

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

         Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance for the Hotels. Additionally, the Company must make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other expenditures at the Hotels. The Second Term Loan and Third Term Loan require that the Company make available for such purposes, at the Hotels collateralizing those loans, a total of 5.0% of gross revenues from such Hotels. The Fourth Term Loan requires that the Company make available for such purposes, at the Hotels collateralizing that loan, a total of 4.5% of room revenues from such Hotels, subject to adjustment as described in the loan agreement.

         The Lessee's Marriott management agreements require the Company to set-aside between 2% and 5% of room revenue for certain capital expenditures at the Marriott managed hotels (the "FF&E Escrow"). The Marriott management agreements also require the Company to fund certain capital expenditures in addition to the FF&E Escrow. The Lessee's Marriott management and franchise agreements require the Company to maintain its Marriott hotels in accordance with its brand standard which may require the Company to spend amounts in addition to the previously described requirements.

         For the nine months ended September 30, 1999 and 1998, Percentage Lease revenue consisted of base rents of $44,851,000 and $42,910,000, respectively, and percentage rents in excess of base rents of $41,653,000 and $36,242,000, respectively. The Lessees have future minimum base rent commitments to the Company under the Percentage Lease agreements. Minimum future base rent revenue under the Percentage Lease agreements, assuming no further increases in base rent pursuant to increases in the Consumer Price Index, are as follows through the year 2012 (in thousands):

                              INNKEEPERS USA TRUST
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS, CONTINUED

                        YEAR             AMOUNT
                        ----             ------
                        1999            $ 60,677
                        2000              60,677
                        2001              60,677
                        2002              60,677
                        2002              60,677
                        Thereafter       337,589
                                        --------
                                        $640,974
                                        ========

         The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness was approximately $242,424,000, or 29.3% of its investment in hotels, at cost, at September 30, 1999.

         The Company has two fifty-year term ground leases expiring July 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties. Minimum annual rent payable under these leases is approximately $460,000 in the aggregate.

         The Company has paid $75,000 to the IH Lessee for shared personnel and services in each of the nine month periods ended September 30, 1999 and 1998. This amount has been recorded in general and administrative expense in the statements of income.

         The Company places substantially all of its insurance with a full service commercial insurance broker that has a specialty in brokering insurance for hotels. The broker is a private company of which Jack P. DeBoer, a trustee of the Company, owns 47% of the stock. For the three months and nine months ended September 30, 1999, the gross amount of premiums paid by the Company for insurance placed by this broker was approximately $230,000 and $700,000, respectively.

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

              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Nine Months Ended
                                                    September 30,
                                               ---------------------
                                                 1999          1998
                                               --------      --------
Revenue:
   Percentage Lease revenue                    $ 87,036      $ 85,906
   Other revenue                                  1,005           581
                                               --------      --------
         Total revenue                           88,041        86,487
                                               --------      --------
Expenses:
   Depreciation                                  27,581        25,259
   Amortization of franchise costs                   54            55
   Ground rent                                      344           339
   Interest expense                              12,838        13,813
   Amortization of loan origination fees            702           784
   Real estate and personal property taxes
      and property insurance                      8,633         8,384
   General and administrative                     2,785         2,786
   Amortization of unearned compensation          1,023           426
                                               --------      --------
         Total expenses                          53,960        51,846
                                               --------      --------
Income before minority interest                  34,081        34,641
Minority interest, common                        (1,015)       (1,158)
Minority interest, preferred                     (3,520)       (3,520)
                                               --------      --------
         Net income                              29,546        29,963
         Preferred share dividends               (7,488)       (7,488)
                                               --------      --------
         Net income applicable to
             common shareholders               $ 22,058      $ 22,475
                                               ========      ========
Diluted earnings per share                     $   0.65      $   0.66
                                               ========      ========

                             INNKEEPERS HOSPITALITY
                             COMBINED BALANCE SHEETS
                        (in thousands, except share data)

                                                     September 30,  December 31,
                                                         1999          1998
                                                       --------      -------
                                                     (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                           $ 26,809      $13,562
   Marketable securities                                  2,724        2,366
   Accounts receivable, net                              11,235        4,384
   Prepaid expenses                                         331          443
                                                       --------      -------
      Total current assets                               41,099       20,755

Other assets                                                113          158
                                                       --------      -------
      Total assets                                     $ 41,212      $20,913
                                                       ========      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $  5,504      $ 4,139
   Accrued expenses                                       3,576        3,466
   Payable to Manager                                    13,555        2,442
   Due to Partnership                                    14,211        9,882
                                                       --------      -------
      Total current liabilities                          36,846       19,929

Other long-term liabilities                                 937          745
                                                       --------      -------
      Total liabilities                                  37,783       20,674
                                                       --------      -------
Commitments (Note 2)
Shareholders' equity:
   Common shares, $1 par value, 7,000 shares
     authorized, issued and outstanding                       7            7
   Unrealized gain (loss) on marketable securities         (719)          26
   Retained earnings                                      4,141          206
                                                       --------      -------
      Total shareholders' equity                          3,429          239
                                                       --------      -------
      Total liabilities and shareholders' equity       $ 41,212      $20,913
                                                       ========      =======




          The accompanying notes are an integral part of these combined financial statements.

                             INNKEEPERS HOSPITALITY
                          COMBINED STATEMENTS OF INCOME
                                 (in thousands)

                                           Three Months Ended          Nine Months Ended
                                             September 30,                September 30,
                                        ----------------------      ------------------------
                                          1999          1998           1999          1998
                                        --------      --------      ---------      ---------
                                      (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Gross operating revenue:
   Rooms                                $ 55,674      $ 48,359      $ 156,065      $ 136,660
   Food and beverage                          35            13             89            290
   Telephone                               1,670         1,392          4,582          4,069
   Other                                   1,027           875          2,953          2,548
                                        --------      --------      ---------      ---------
       Gross operating revenue            58,406        50,639        163,689        143,567
                                        --------      --------      ---------      ---------
Departmental expenses:
   Rooms                                  11,519         9,982         32,227         27,371
   Food and beverage                          51            35            103            322
   Telephone                                 548           418          1,524          1,375
   Other                                     463           375          1,318          1,057
                                        --------      --------      ---------      ---------
      Total departmental expenses         12,581        10,810         35,172         30,125
                                        --------      --------      ---------      ---------
      Total departmental profit           45,825        39,829        128,517        113,442
                                        --------      --------      ---------      ---------
Unallocated operating expenses:
   General and administrative              4,085         3,721         11,784         10,643
   Franchise fees                          3,367         3,052          9,534          8,672
   Advertising and promotions              2,485         2,229          7,227          6,308
   Utilities                               2,097         1,854          6,023          5,353
   Repairs and maintenance                 2,144         2,077          6,412          5,940
   Management fees                         1,147           626          3,408          2,315
                                        --------      --------      ---------      ---------
       Total unallocated operating
         expenses                         15,325        13,559         44,388         39,231
                                        --------      --------      ---------      ---------
       Gross profit                       30,500        26,270         84,129         74,211

Insurance                                   (230)         (172)          (698)          (681)
Lessee overhead                             (752)         (672)        (2,257)        (1,814)
Percentage Lease payments                (27,788)      (24,584)       (76,244)       (67,611)
                                        --------      --------      ---------      ---------
       Net income                          1,730           842          4,930          4,105

Other comprehensive income -
   unrealized losses on
   marketable securities                    (530)         (104)          (745)          (518)
                                        --------      --------      ---------      ---------
       Comprehensive income             $  1,200      $    738      $   4,185      $   3,587
                                        ========      ========      =========      =========


              The accompanying notes are an integral part of these
                         combined financial statements.

                             INNKEEPERS HOSPITALITY
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------
                                                      (Unaudited)   (Unaudited)

Cash flows from operating activities:
      Net income                                        $  4,930      $  4,105
      Adjustments to reconcile net income to
         net cash provided by operating activities:
      Depreciation and amortization                           62            28
      Changes in operating assets and liabilities:
         Accounts receivable                              (6,851)       (4,915)
         Inventory                                            --           (54)
         Prepaid expenses                                    112           222
         Accounts payable                                  1,365         1,763
         Accrued expenses                                    110         1,221
         Payable to Manager                               11,113         1,178
         Due to Partnership                                4,329         8,728
                                                        --------      --------
         Net cash provided by operating activities        15,170        12,276
                                                        --------      --------
Cash flows from investing activities:
      Purchases of equipment                                 (17)          (21)
      Advances from Partnership                              192            --
      Purchase of marketable securities                   (1,103)       (1,071)
                                                        --------      --------
         Net cash used in investing activities              (928)       (1,092)
                                                        --------      --------
Cash flows from financing activities:
      Distributions                                         (995)       (4,496)
                                                        --------      --------
         Net cash used in financing activities              (995)       (4,496)
                                                        --------      --------
Net increase in cash and cash equivalents                 13,247         6,688

Cash and cash equivalents at beginning of period          13,562         7,863
                                                        --------      --------
Cash and cash equivalents at end of period              $ 26,809      $ 14,551
                                                        ========      ========



          The accompanying notes are an integral part of these combined financial statements.

                             INNKEEPERS HOSPITALITY
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Innkeepers Hospitality, Inc., formerly known as JF Hotel, Inc., and other entities with identical ownership (collectively "IH" or the "IH Lessee") are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiary partnerships (collectively the "Partnership," and together with Innkeepers, the "Company"). The IH Lessee leased 60 hotels (the "IH Leased Hotels") from the Company at September 30, 1999.

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

                             INNKEEPERS HOSPITALITY
                NOTES TO COMBINED FINANCIAL STATEMENTS, CONTINUED

2.       COMMITMENTS AND RELATED PARTY TRANSACTIONS, CONTINUED

         The Company has reimbursed the IH Lessee $75,000 for shared personnel and services in each of the nine month periods ended September 30, 1999 and 1998, respectively. The Company has paid the cost of obtaining or transferring certain franchise license agreements to the IH Lessee. For certain hotels which did not require a franchise transfer fee, the Company has advanced to the IH Lessee the working capital deposit required under the Marriott Management Agreements. These advances are included in "Other long-term liabilities" in the accompanying combined balance sheets. Percentage Lease expense due to the Company, which remains unpaid at September 30, 1999 and 1998, is included in "Due to Partnership" in the accompanying combined balance sheets. The Company has also guaranteed certain of the IH Lessee's obligations under its franchise licenses (and is secondarily liable for certain of the IH Lessee's obligations under the Marriott Management Agreements), generally in exchange for certain rights to substitute a replacement lessee as the franchisee (or as the party to the Marriott Management Agreement) if the Company terminates the related Percentage Lease.

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

The Company acquired the following hotel properties during the nine months ended September 30, 1999:

                                              Number of              Date                 Purchase
Hotel                                       Suites/Rooms           Acquired                 Price
-----                                       ------------           --------                 -----
Residence Inn-Richmond (Northwest), VA           104           January 8, 1999               (a)
Residence Inn-Chicago (Rosemont), IL             192           January 8, 1999               (a)
Residence Inn-Detroit (Livonia), MI              112           March 12, 1999           $10,200,000
TownePlace Suites - Horsham, PA                   95           May 20, 1999             $ 8,000,000

(a) Aggregate purchase price of $31,268,000

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

THE HOTELS

The following chart summarizes information regarding the Hotels at September 30, 1999.

                                            Number of          Number of
Franchise Affiliation                   Hotel Properties     Rooms/Suites
---------------------                   ----------------     ------------
Upscale extended-stay hotels:
   Residence Inn                               44               5,194
   Summerfield Suites                           6                 759*
   Sunrise Suites                               1                  96
                                            -----               -----
                                               51               6,049

Limited service hotels:
   Hampton Inn                                 12               1,527
   Courtyard by Marriott                        1                 136
   TownePlace Suites                            1                  95
   Comfort Inn                                  1                 127
   Holiday Inn Express                          1                 204
                                            -----               -----
                                               16               2,089

  Total                                        67               8,138
                                            =====               =====

* includes 298 two-bedroom suites

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 66 of the Hotels are presented in the following table. Results were excluded for such comparison for one hotel which was not open during the first, second and third quarters of 1998. Management believes that the operating results achieved at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessees and third party management and relatively stable industry conditions. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                        Three Months Ended                  Nine Months Ended
                                           September 30,           %          September 30,            %
                                        1998         1999      Inc.(dec)    1998         1999       Inc.(dec)
                                     ----------   ----------   --------- ----------   ----------    ---------
Portfolio(1)
------------
     Average Daily Rate              $   100.55   $   103.82      3.25   $   100.05   $   101.42      1.37
     Occupancy                            82.40%       81.97%    (0.53)       80.57%       80.37%    (0.25)
     RevPAR                          $    82.86   $    85.10      2.71   $    80.61   $    81.51      1.12

By Type
-------
Upscale Extended Stay Hotels (2)
     Average Daily Rate              $   107.23   $   108.96      1.61   $   107.15   $   107.03     (0.11)
     Occupancy                            84.61%       85.30%     0.82        83.42%       83.77%     0.42
     RevPAR                          $    90.73   $    92.95      2.44   $    89.39   $    89.66      0.31

Limited Services Hotels (3)
     Average Daily Rate              $    77.69   $    85.15      9.61   $    76.73   $    82.44      7.45
     Occupancy                            75.65%       71.78%    (5.11)       72.44%       70.68%    (2.43)
     RevPAR                          $    58.77   $    61.12      4.00   $    55.58   $    58.27      4.84

(1)  66 hotels (excludes one newly-developed hotel)
(2)  51 hotels
(3)  15 hotels (excludes one newly-developed hotel)

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the Company.

Comparison of the Three Months Ended September 30, 1999 ("1999") to the Three Months Ended September 30, 1998 ("1998")

The Company had revenues for 1999 of $31,784,000, consisting of $31,294,000 of Percentage Lease revenue from the Lessees and $490,000 of other revenue, compared with $29,232,000, $29,015,000 and $217,000, respectively, for 1998. The increase in Percentage Lease revenue is due, primarily, to the number of hotels owned increasing from 64 at July 1, 1998, and September 30, 1998, to 67 at July 1, 1999 and September 30, 1999. The increase in other revenue is due primarily to earnings on increased restricted cash balances.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $9,917,000 in the aggregate for 1999 compared with $8,156,000 for 1998. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of restricted share awards granted in October 1998.

Real estate and personal property taxes and property insurance were $2,657,000 for 1999 compared with $2,291,000 for 1998. This increase was primarily due to the increase in the number of hotels owned as discussed previously and increases in assessed values of certain hotels for real estate tax purposes.

Interest expense for 1999 was $4,312,000 compared with $3,286,000 for 1998. This increase is due primarily to additional borrowings for hotel acquisitions subsequent to September 30, 1998, offset by a slight decrease in the interest rate on the Line of Credit.

General and administrative expenses remained relatively constant in 1999 both in absolute dollars and as a percentage of total revenue.

Net income applicable to common shareholders for 1999 was $9,803,000, or $0.29 per diluted share, compared with $10,244,000, or $0.30 per diluted share, for 1998 as a result of the items discussed above.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Comparison of the Nine Months Ended September 30, 1999 ("1999") to the Nine Months Ended September 30, 1998 ("1998")

The Company had revenues for 1999 of $87,509,000, consisting of $86,504,000 of Percentage Lease revenue from the Lessees and $1,005,000 of other revenue, compared with $79,733,000, $79,152,000 and $581,000, respectively, for 1998. The increase in Percentage Lease revenue is due, primarily, to the number of hotels owned increasing from 56 at January 1, 1998, to 64 at September 30, 1998 and January 1, 1999, and to 67 at September 30, 1999. The increase in other revenue is due primarily to earnings on increased restricted cash balances.

Depreciation and Amortization were $29,210,000 in the aggregate for 1999 compared with $24,071,000 for 1998. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of restricted share awards granted in October 1998.

Real estate and personal property taxes and property insurance were $8,589,000 for 1999 compared with $7,051,000 for 1998. This increase was primarily due to the increase in the number of hotels owned as discussed previously and increases in assessed values of certain hotels for real estate tax purposes.

Interest expense for 1999 was $12,586,000 compared with $12,008,000 for 1998. This increase was due to additional borrowings for hotel acquisitions subsequent to September 30, 1998, offset by reduced borrowings outstanding under the Line of Credit resulting from the application of the net proceeds from the Company's May 1998 preferred share offering.

General and administrative expenses remained relatively constant in 1999 in absolute dollars and declined slightly as a percentage of total revenue.

Net income applicable to common shareholders for 1999 was $21,994,000, or $0.64 per diluted share, compared with $21,864,000, or $0.65 per diluted share, for 1998. This increase was due primarily to the extraordinary loss in 1998 related to the extinguishment of the Company's previous line of credit, offset by the items described above.

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

Cash Flow Anaylsis

Cash and cash equivalents (including restricted cash and cash equivalents) at September 30, 1999 and 1998 were $13,217,000 and $8,726,000, including approximately $4,872,000 and $3,158,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents include approximately $7,729,000 and $4,362,000, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the nine months ended September 30, 1999 and 1998 was $59,694,000 and $51,684,000, respectively.

Net cash used in investing activities was $70,637,000 for the nine months ended September 30, 1999. This was comprised primarily of the Company (a) acquiring three Residence Inn by Marriott hotels located in Richmond (Northwest), Virginia, Chicago (Rosemont), Illinois and Detroit (Livonia), Michigan for an aggregate of approximately $41,468,000, (b) acquiring a TownePlace Suites by Marriott hotel in Horsham, Pennsylvania for approximately $8,000,000, (c) renovations at certain hotels of approximately $13,800,000, (d) net deposits into restricted cash accounts of approximately $5,700,000 and (e) development costs on the Company's project in Tyson's Corner, Virginia of approximately $2,000,000.

Net cash used in investing activities was $139,553,000 for the nine months ended September 30, 1998. This was comprised primarily of the Company (a) acquiring a Residence Inn by Marriott hotel in Bothell, Washington, for approximately $11,750,000, (b) acquiring a portfolio of five Residence Inn by Marriott hotels in Washington and Oregon for approximately $83,000,000, (c) cost incurred in the development of a hotel of approximately $5,900,000, (d) acquiring a Residence Inn by Marriott hotel in Gaithersburg, Maryland for approximately $15,800,000 and (e) renovations at certain hotels of approximately $18,800,000.

Net cash provided by financing activities was $8,917,000 for the nine months ended September 30, 1999, consisting primarily of borrowings under the Line of Credit of approximately $60,800,000, borrowings under the Fourth Term Loan (as hereinafter defined) of $58,000,000, offset by distributions paid of approximately $41,400,000 and payments on long-term debt of approximately $67,600,000.

Net cash provided by financing activities was $84,847,000 for the nine months ended September 30, 1998, consisting primarily of net proceeds from the preferred share offering described below of approximately $111,500,000 and net proceeds from the issuance of long-term debt of $11,039,000 offset by distributions paid of $34,928,000 and loan fees and costs paid of approximately $2,738,000.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Distributions/Dividends

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

Financing

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

The Company's consolidated indebtedness was 29.3% of its investment in hotels, at cost, at September 30, 1999. At September 30, 1999, the Company had outstanding indebtedness of approximately $242,424,000, of which approximately 78.1% bore interest at a weighted average implied fixed rate of approximately 7.45%. Based on the outstanding debt at September 30, 1999, the weighted average implied interest rate on all of the Company's debt is 7.19%. At September 30, 1999, 34 of the Company's hotel properties collateralized certain long-term debt and 33 of the Company's hotel properties were unencumbered. In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has additional borrowing capacity under its Line of Credit of approximately $197,000,000 at September 30, 1999, subject to borrowing base availability as described in the loan agreement.

Certain debt coverage ratios for the Company are as follows for the twelve months ended September 30, 1999: (a) interest coverage ratio (EBITDA divided by interest expense) of 6.1x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.6x, and (c) total debt to EBITDA of 2.5x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated as 4% of room revenue at the Hotels.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at September 30, 1999, a 100 basis point increase in the LIBOR rate would increase annual interest charges $430,000. In March 1999, the Company entered into an interest rate cap agreement with a notional amount of $100,000,000 and a term of one year. The agreement effectively caps the interest rate on $100,000,000 of borrowings on the Line of Credit at 7.625%.

On September 24, 1999, the Company closed on a new collateralized term loan (the "Fourth Term Loan"). The Fourth Term Loan has a principal amount of $58,000,000, bears interest at a fixed rate of 7.16%, interest only payments are due for the first three years, principal amortization begins in the fourth year calculated over a 22-year period, and is collateralized by eight hotels. The net proceeds of the Fourth Term Loan were used to reduce borrowings outstanding under the Line of Credit.

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

Other

The Percentage Leases require the Company to make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels. The Second and Third Term Loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, a total of 5.0% of gross revenues from such Hotels. The Fourth Term Loan requires that the Company make available for such purpose, at the Hotels collateralizing that loan, a total of 4.5% of room revenues from such Hotels, subject to adjustment as defined in the loan agreement. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

Management believes that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet most of the routine expenditures for furniture and equipment at the Hotels. It is currently estimated that the Company will spend between $15,000,000 and $20,000,000

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

in capital expenditures at the Hotels in 1999 of which the Company has spent approximately $13,800,000 through September 30, 1999. The Company currently intends to pay for the cost of capital improvements and any additional furniture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit.

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

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather then four to define the applicable year. Any systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failures or miscalculations. The Company and the Lessees have initiated programs to address the challenges the Year 2000 may present to their systems and applications. This program includes or will include computer systems and applications operated by the Company or the Lessees, systems of third parties upon whose data or functionality the

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Company or the Lessees rely (for example: Marriott, Promus, Wyndham, banks, credit card companies, and utilities), and certain other systems or assets which contain date sensitive technology.

The Company's and its Lessees' and managers' primary focus has been on assessing and upgrading the functionality of hotel-level systems. The Company believes based on information that it has received from the various franchisors of the hotels, that the franchisors have devoted substantial resources to the Year 2000 issue. The franchisors specify many of the systems utilized by the hotels in the processes related to check-in, check-out, credit card receivables (the primary source of payment in the hotels) and occupancy tracking. These systems are commonly referred to as the "front-desk" systems. While not directly responsible for servicing these systems, the franchisors have assessed and required or suggested upgrades to those system elements which they believe are required in response to the Year 2000 issue. The Company is in the process of upgrading those system elements where required. The franchisors have expressly disclaimed responsibility for identifying or assessing all of the systems or functions that may be affected by the Year 2000 issue. However, the franchisors have circulated to franchisees a series of detailed publications (varying in number and detail by franchisor) forming what the Company believes are generally effective action plans for assessing and upgrading as necessary certain mission critical systems and equipment at the hotels. In addition, the franchisees have been required to report to the franchisors on the progress of their efforts to address the Year 2000 issue. These plans and reports, supplemented or modified by certain elements developed by the Company, have formed the core of the Company's effort on the Year 2000 issue.

Neither the Company nor the Lessees have yet identified any material Year 2000 issues with respect to their systems. The Company has substantially completed
(i) the assessment phase of the program and (ii) any necessary modifications to its systems, and necessary conversions to new software and related testing. As part of the compliance program, the Company has attempted to initiate communications with some, but not all, third parties whose failure to timely convert their systems could reasonably be expected to have an impact on the Company's operations. In addition to third parties who have not been contacted, there are instances where parties have failed to respond, or have responded generically that they are in compliance but with substantial qualifications. The Company expects to address the services provided by such vendors in its contingency plans, unless viable alternatives are deemed economically unfeasible, unnecessary due to the probability of compliance or non-existent.

The Company does not believe the Year 2000 issue will have a material impact on the Company's operations. However, there can be no guarantee that the Company's, the Lessees' or any third party's Year 2000 remediation efforts will be fully compliant. If noncompliance is extensive, this could have a material effect on the Company's or the Lessees' business, financial conditions, results of operation and liquidity. The Company has not hired any external consultants or incurred any material additional costs to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem; although it may retain such consultants or incur additional costs in the future as circumstances warrant. The use of the Company's own information system personnel to address the Year 2000 problem has not delayed other information systems projects or affected normal operations. Conflicts regarding the time demands on its and its Lessees' information systems' personnel of Year 2000 remediation efforts and maintaining/supporting normal operations may cause delays or create issues in one or both functions. Management does not consider the incurred or estimated costs of its compliance program to be material.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

This assessment could differ materially if either the scope or schedule progress with its compliance program is significantly altered.

The Company and the Lessees intend to establish contingency plans to handle certain unknown or potential material issues that may arise from the Year 2000 issue. The franchisors generally have circulated contingency plans (again varying in detail by franchisor) which cover areas of critical functionality and health and safety issues at the hotels. The Company and its Lessees currently are assessing the feasibility of these and other contingency plans, both at the hotel level and for centralized systems and functions, including their cost and applicability to the Company. The Company currently believes that some, but not all, elements of the franchisor plans will be central to the Company's contingency planning for the Year 2000 issue. The Company expects any contingency plans to be completed by the middle of the fourth quarter of 1999.

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

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following presents the Company's calculation of FFO and FFO per share:

                                      Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,
                                     1999           1998             1999           1998
                                 -----------     -----------     -----------     -----------
Net income applicable to
     common shareholders         $ 9,803,000     $10,244,000     $21,994,000     $21,864,000
Minority interest, common            447,000         630,000         993,000       1,646,000
Minority interest, preferred       1,173,000       1,173,000       3,520,000       3,520,000
Extraordinary loss                        --              --              --       2,760,000
Depreciation                       9,339,000       7,739,000      27,431,000      22,806,000
Preferred share dividends          2,496,000       2,496,000       7,488,000       3,688,000
                                 -----------     -----------     -----------     -----------
FFO                              $23,258,000     $22,282,000     $61,426,000     $56,284,000
                                 ===========     ===========     ===========     ===========

Denominator for diluted
     earnings per share           34,135,288      34,111,162      34,157,287      33,518,116
Weighted average
     Common Units                  1,592,297       1,777,218       1,565,894       2,516,567
Weighted average
     Preferred Units               4,063,329       4,063,329       4,063,329       4,063,329
Weighted average
     Preferred shares              6,857,493       6,857,493       6,857,493       3,372,514
                                 -----------     -----------     -----------     -----------
Denominator for FFO
     per share                    46,648,407      46,809,202      46,644,003      43,470,526
                                 ===========     ===========     ===========     ===========
FFO per share                    $      0.50     $      0.48     $      1.32     $      1.29
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

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and long-term debt. At September 30, 1999, the Company had outstanding total indebtedness of approximately $242,424,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 78.1% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.45% at September 30, 1999. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For long-term debt obligations outstanding at September 30, 1999, the table presents principal repayments and related weighted average interest rates by expected maturity dates:

                                                            EXPECTED MATURITY DATE
                                                                (IN THOUSANDS)
                               -----------------------------------------------------------------------------------
                                                                                                           FAIR
                                 1999       2000    2001      2002     2003   THEREAFTER      TOTAL        VALUE
                               -------    -------  -------   -------  ------- ----------    ---------    ---------
Long-Term Debt:
  Fixed Rate                   $   595    $ 2,700  $ 3,118   $ 6,400  $ 4,630  $ 171,981    $ 189,424    $ 189,424
       Average Interest Rate      7.78%      7.60%    7.58%     6.42%    7.56%      7.48%        7.45%
  Variable Rate                     --         --    3,000        --       --     10,000       53,000       53,000
       Average Interest Rate        --         --     6.90%       --       --       3.50%        6.25%



The table incorporates only those exposures that existed as of September 30, 1999 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

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


                                      INNKEEPERS USA TRUST



November 12, 1999                     /s/ Gregory M. Fay
-----------------                     -----------------------------------------
                                      Gregory M. Fay
                                      Vice-President of Accounting
                                      (Principal Accounting Officer)