Form 10-K
period 1999-12-31
INNKEEPERS USA TRUST/FL
filed 2000-03-06
CIK 926866

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-K
(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                         Commission file number 0-24568

                              INNKEEPERS USA TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MARYLAND                                65-0503831
       ----------------------------                   ----------------
       (State or other jurisdiction                   (I.R.S. employer
     of incorporation or organization)                identification no.)

306 ROYAL POINCIANA WAY, PALM BEACH, FLORIDA                        33480
--------------------------------------------                      ----------
  (Address of principal executive offices)                        (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (561) 835-1800
                                                   -----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 1, 2000, was 34,676,586. The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 1, 2000 was approximately $270,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the 1999 Innkeepers USA Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 4, 2000 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

ITEM NO.

PART I.........................................................................1

         Item 1.   Business....................................................1
         Item 2.   Properties.................................................19
         Item 3.   Legal Proceedings..........................................22
         Item 4.   Submission of Matters to a Vote of Security Holders........22

PART II.......................................................................22

         Item 5.   Market for the Registrant's Common Equity and Related
                   Shareholder Matters........................................22
         Item 6.   Selected Financial Data....................................23
         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................24
         Item 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk................................................33
         Item 8.   Financial Statements and Supplementary Data................35
         Item 9.   Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure........................68

PART III......................................................................68

         Item 10.  Directors and Executive Officers of the Registrant.........68
         Item 11.  Executive Compensation.....................................68
         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management.............................................68
         Item 13.  Certain Relationships and Related Transactions.............69

PART IV.......................................................................69

         Item 14.  Exhibits, Financial Statements, Schedules and
                   Reports on Form 8-K........................................69

         THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND WORDS OF SIMILAR IMPORT. SUCH FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ATTENTION SHOULD BE PAID TO THE VARIOUS FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED "INTERNAL GROWTH STRATEGY," "ACQUISITION AND DEVELOPMENT STRATEGY," "PROPERTY OPERATIONS," "COMPETITION," "BUSINESS RISKS," "LEVERAGE," "ENVIRONMENTAL MATTERS," "TAX STATUS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY IS NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.       BUSINESS

(a)      GENERAL

         OVERVIEW

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"). At December 31, 1999, Innkeepers owned interests in 67 hotels with an aggregate of 8,138 rooms/suites (the "Hotels") through its general partnership interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company").

         The Company has implemented a strategy of utilizing multiple lessees and hotel management companies for its hotel properties. The Company leases 60 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee") and leases seven of the Hotels (the "Summerfield Hotels") to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and, together with the IH Lessee, the "Lessees") pursuant to percentage leases (the "Percentage Leases"). The Percentage Leases allow the Company to participate in increased revenue from the Hotels by providing for the payment of rent based on percentages of room revenues. The IH Lessee has entered into management contracts (the "Marriott Management Agreements") with wholly-owned subsidiaries of Marriott International, Inc. ("Marriott"), the largest operator of upscale extended-stay hotels in the United States, to manage 27 of the Hotels and with another third-party manager to manage two of the Hotels. The Summerfield Lessee has entered into management contracts with its affiliates to manage the seven Summerfield Hotels. The IH Lessee manages 31 of the Hotels.

                  UPSCALE EXTENDED-STAY SEGMENT

         The Company's acquisition strategy focuses primarily on upscale extended-stay hotels and, at December 31, 1999, 51 of the Company's 67 hotels are in the upscale extended stay segment. Upscale extended-stay hotels are distinguishable from mid-priced, economy and budget extended-stay hotels generally as follows:

                                                                  EXTENDED-STAY HOTELS
                                                                  --------------------

                                TYPICAL MID-PRICED, ECONOMY AND BUDGET              TYPICAL UPSCALE
                                --------------------------------------              ---------------
Principal Customer Base.......  Independent business travelers;       Corporations for executive training
                                government workers; families          and consulting; project assignment;
                                                                      corporate relocations.

Services/Amenities............  Minimal meeting space; limited        Complimentary breakfast and evening
                                lobby space; limited on-site food;    cocktails; meeting space; daily linen
                                limited front desk hours; weekly      and room cleaning service; 24-hour
                                maid service and twice-weekly linen   front desk; guest grocery services;
                                service                               24-hour security and maintenance

Physical Facilities...........  Smaller rooms; fewer kitchen          Larger rooms; higher quality
                                amenities; limited facility           construction; higher level of kitchen
                                amenities                             amenities; higher level of room
                                                                      furnishings; pool; exercise facilities


         The upscale extended-stay hotel concept was developed by Jack P. DeBoer and Rolf E. Ruhfus, Trustees of the Company, who co-founded both the Residence Inn and Summerfield Suites brands. The Company believes that its relationships, particularly with Marriott, have provided and will provide the Company with opportunities to acquire additional upscale extended-stay hotels.

         RELATIONSHIPS

         To implement its multi-lessee/operator strategy, the Company has formed relationships with the owners and operators of two of the premier brands in the upscale extended-stay segment, Marriott and Summerfield.

         MARRIOTT. The Company currently owns 44 Residence Inn by Marriott hotels (26 of which are managed by Marriott) and one TownePlace Suites by Marriott hotel (also managed by Marriott). Marriott's management of Company-owned Hotels enables the Company to realize the benefits of Marriott's resources and hotel operations experience and may enhance the Company's ability to grow. The Company believes that its relationship with Marriott has and may, in the future, provide the Company access to Residence Inn developers and potential sellers to which it might not otherwise have meaningful access. The Company expects that Marriott will manage certain additional Residence Inn by Marriott (and possibly other Marriott-brand hotels) it may acquire in the future, although no assurance can be given in this regard. Marriott currently owns 298,334 Common or Preferred Units (hereinafter defined).

         SUMMERFIELD. The Company currently owns seven Summerfield brand hotels (including six Summerfield Suites hotels and one Sunrise Suites hotel), all of which are leased and managed by Wyndham International, Inc. ("Wyndham"). Mr. Ruhfus is a Director of Wyndham and he is also a Trustee of the Company. Certain of the sellers of the Summerfield Hotels currently own 614,475 Common Units, which the Company issued to them in connection with its acquisition of the Summerfield Hotels.

         THE HOTELS

         The following charts set forth certain information with respect to the Hotels at December 31, 1999:

                                                                   NUMBER OF
FRANCHISE AFFILIATION                      NUMBER OF HOTELS       ROOMS/SUITES
--------------------------------------------------------------------------------
UPSCALE EXTENDED-STAY
         Residence Inn by Marriott               44                   5,194
         Summerfield Suites                       6                     759
         Sunrise Suites                           1                      96
--------------------------------------------------------------------------------
                                                 51                   6,049
--------------------------------------------------------------------------------
MID-PRICED
         Hampton Inn                             12                   1,527
         Courtyard by Marriott                    1                     136
         TownePlace Suites by Marriott            1                      95
         Comfort Inn                              1                     127
         Holiday Inn Express                      1                     204
--------------------------------------------------------------------------------
                                                 16                   2,089
--------------------------------------------------------------------------------

                                                 67                   8,138
================================================================================

                                     NUMBER       NUMBER OF       PERCENTAGE OF
                       STATE       OF HOTELS     SUITES/ROOMS     SUITES/ROOMS
              ------------------------------------------------------------------

              California                11            1,621              19.9%
              Washington                 5              624               7.7
              Florida                    5              600               7.4
              Illinois                   4              560               6.9
              Texas                      4              544               6.7
              Michigan                   5              516               6.3
              Pennsylvania               4              452               5.6
              Georgia                    3              429               5.3
              New York                   3              319               3.9
              Maryland                   2              310               3.8
              New Jersey                 3              308               3.8
              Massachusetts              2              303               3.7
              Colorado                   2              284               3.5
              Connecticut                2              192               2.4
              Virginia                   2              184               2.3
              Kentucky                   2              176               2.2
              Indiana                    2              168               2.1
              Minnesota                  1              126               1.5
              Oregon                     1              112               1.4
              North Carolina             1               88               1.1
              Ohio                       1               80               0.9
              Maine                      1               78               0.9
              Kansas                     1               64               0.7
              ------------------------------------------------------------------
                                        67            8,138             100.0%
              ==================================================================

         RECENT DEVELOPMENTS

         On February 28, 2000, the Company's Board of Trustees declared a first quarter distribution of $0.28 per common share and $0.53906 per Series A Preferred Share to shareholders of record on March 31, 2000. The distribution is payable on April 25, 2000.

         In December 1999, President Clinton signed new law that allows a REIT to own up to 100% of the stock of one or more taxable REIT subsidiaries. Taxable REIT subsidiaries can perform customary and non-customary services for the REIT's tenants as well as activities unrelated to the REIT's tenants (such as third party management). These subsidiaries will pay corporate level income taxes and any after-tax income will be captured by the REIT (to the extent of its interest in the subsidiary). Up to 20% of a REIT"s assets may consist of securities in taxable REIT subsidiaries. Hotel REITs are specifically prohibited from operating hotels through taxable REIT subsidiaries. A hotel REIT can, however, lease hotels in which it owns an interest to a taxable REIT subsidiary if the subsidiary engages an eligible independent contractor to operate the hotels. An eligible independent contractor cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT or
(iii) provide any income to the REIT (i.e., the REIT cannot own any debt or equity securities of the third party operator). Further, at the time it is engaged to manage a hotel in which the REIT owns an interest the eligible independent contractor must be actively engaged in the trade or business of operating hotels for persons other than the REIT. As a result of these changes, a hotel REIT, through a taxable REIT subsidiary, can engage a third party to operate its hotels pursuant to a traditional hotel management agreement rather than a lease agreement. The new law becomes effective in January 2001. The Company is currently exploring how, whether and to what extent it can or should operate under the new law for either its existing hotels or hotels acquired or developed in the future.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 on this Form 10-K for certain financial information required to be included in response to this Item 1.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         GENERAL

         The Company is a self-administered Maryland real estate investment trust which owned equity interests in the 67 Hotels with an aggregate of 8,138 rooms/suites as of December 31, 1999. A wholly-owned subsidiary of Innkeepers is the sole general partner of Innkeepers USA Limited Partnership. The Hotels are owned by Innkeepers USA Limited Partnership directly and by various subsidiary partnerships.

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

         The Company seeks to increase Percentage Lease payments through the following; (i) aggressive asset management, which includes monitoring the Lessees' and operators' marketing programs, sales management policies and operational initiatives at the Hotels, (ii) significant and continuing reinvestment in the Hotels, (iii) the possible development of hotels on a selected basis, and (iv) the rebranding and repositioning of existing hotels on a selected basis.

         SALES MANAGEMENT

         The IH Lessee uses market-oriented sales management programs to coordinate, direct and manage the sales activities of personnel located at each Hotel it operates or oversees. Weekly sales reports are generated by each salesperson through the daily input of data that identifies all sales related activities which have taken place during the day (e.g., appointments, sales calls, direct mailings, incoming calls) and the results of such actions (e.g., appointments made, literature sent, rooms reserved). Each salesperson also inputs any comments made by prospective or existing customers, the potential for new or continued business and the timing of the follow-up action required. Additionally, sales reports permit management to promptly evaluate a salesperson's productivity as measured by the quantity of sales calls, sales call results and number of group bookings. These sales reports also allow comparisons of the ongoing sales efforts at the applicable Hotel to the marketing and business plan established for each Hotel and allow management to adapt the marketing and business plan accordingly. The third-party managers, including Marriott, use focused, well-developed sales management programs at the Hotels operated by those managers. At December 31, 1999, the IH Lessee employed three regional managers and three corporate sales directors to oversee sales and marketing efforts. In addition, the IH Lessee employs an asset manager to oversee the relationships with the Summerfield Lessee and Marriott, including reviewing sales efforts and results, operational initiatives and capital programs, as well as physically inspecting the properties that they manage on a regular basis.

         CAPITAL IMPROVEMENTS, RENOVATION AND REFURBISHMENT

         The Percentage Leases require the Lessees to maintain the Hotels in a condition that complies with their respective franchise licenses and the Marriott Management Agreements, among other requirements. In addition, the Company may upgrade the Hotels in order to capitalize on opportunities to increase revenue, and as needed to meet competitive conditions and preserve asset quality. The Company will renovate Hotels when it believes the investment in renovations will provide an attractive return to the Company through increased revenue under the Percentage Leases or is otherwise in the best interests of the Company.

         The Percentage Leases generally obligate the Company to make available to the Lessees an amount equal to 4% or 5% of room revenue, on a monthly basis, for use by the Lessees (or Marriott, under the Marriott Management Agreements) to repair or replace furniture and equipment and for other capital expenditures at the Hotels. The Company's obligation is cumulative and carries forward to the extent that such amounts are not used by the Lessees (or Marriott). The Company expended $17 million, $30 million and $27 million in 1999, 1998 and 1997, respectively, for furniture, fixtures and equipment and certain other capital expenditures at the Hotels. The Company expects to spend approximately $28 million for such purposes in 2000. These amounts substantially exceed the amounts required to be made available under the Percentage Leases.

         ACQUISITION AND DEVELOPMENT STRATEGY

         The Company's primary acquisition and development strategy includes acquiring or developing hotels that are (i) upscale extended-stay hotels, (ii) located in markets with relatively high barriers to entry and/or strong demand characteristics and (iii) located near other hotels owned by the Company thereby allowing the Lessees to enhance revenue by capitalizing on local knowledge and directing overflow business to Company-owned hotels. The Company also seeks to selectively acquire under-performing hotels to which the Company can add value through repositioning in the market, re-flagging to premium hotel brands or renovation. The Company has emphasized the acquisition of hotel portfolios in order to capitalize on the Company's efficiency and experience in acquisition analysis and transaction structuring.

         ACQUISITION OF UPSCALE EXTENDED-STAY HOTELS

         The Company focuses on acquiring upscale extended-stay hotels because of the performance of that segment, which has resulted primarily (i) from the prevailing social and economic changes that are increasing the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training to employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, (ii) from the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays and (iii) because the demand for hotel rooms by guests who stay longer than five consecutive room nights has exceeded the number of currently existing extended-stay hotel rooms. The Company also believes that its relationships, particularly with Marriott, will provide it with opportunities to acquire desirable hotel properties, primarily in the upscale, extended-stay segment, through non-competitive bid situations on terms that may be generally more favorable than those available in traditional brokered transactions.

         TARGET MARKETS

         The Company's focus is on markets that have high barriers to entry relative to other markets, such as in New England, the Middle Atlantic and the Pacific coast region states, which are generally characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale extended-stay hotel and the relatively higher costs associated with such development. This does not mean that development will not, or has not, occurred in its markets. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. Additionally, the Company seeks Hotels in proximity to the Company's existing Hotels, where the Company and the Lessees may draw upon its knowledge of local market conditions, develop certain economies of scale and cross market among the Hotels in the cluster.

         ACQUISITION OF UNDER-PERFORMING HOTELS

         Although the primary focus of the Company is on the upscale extended-stay segment, the Company will from time to time consider acquisition of under-performing mid-priced and full service hotels that have the potential for strategic repositioning in the market, reflagging to a premium franchise brand or renovation. Generally, hotels that meet the Company's investment criteria include (i) poorly managed hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in deteriorated physical condition that could benefit significantly from renovation, and/or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard by Marriott.

         DEVELOPMENT

         The Company is developing a 120-room Residence Inn by Marriott hotel located in Tysons Corner, Virginia. The total cost of this project is anticipated to be approximately $14 million and completion of the project is anticipated in the fourth quarter of 2000. This hotel is expected to be leased and operated by the IH Lessee.

         The Company also reviews other development opportunities for hotels that are consistent with its target market, product and brand strategies. The Company intends to only pursue selective development of hotels that meet its underwriting requirements, (i) when the Company believes that projected incremental returns adequately compensate for any incremental risk assumed by the Company, (ii) when the Company believes that a hotel developed by the Company will create or increase synergies with other Company-owned hotels in the area that will enhance the performance of all of those hotels or (iii) in order to maintain control of a site determined to have superior hotel potential.

         Risks associated with development and construction activities may include: (i) the abandonment of development opportunities explored by the Company and the write-off of associated costs; (ii) construction costs exceeding original estimates due to increased materials, labor or other expenses, which could make completion of the hotel uneconomical; (iii) operating results at a newly completed hotel are dependent on a number of factors, including market and general economic conditions, competition and market acceptance, and such hotels may not meet pre-development operating projections; (iv) financing may not be available on favorable terms for the development of a hotel; and (v) construction and stabilization may not be completed on schedule, resulting in increased debt service and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect the Company's ability to achieve projected yields on hotels that it develops or on newly built hotels that it acquires, and could adversely affect the Company's ability to make expected distributions.

         PROPERTY OPERATIONS

         THE IH LESSEE

         The Company believes that the quality of the on-site hotel operators is important to the future growth in Percentage Lease revenue from the Hotels. The IH Lessee leases 60 of the Hotels pursuant to the Percentage Leases and operates 31 of the Hotels. Marriott operates 26 Residence Inn by Marriott hotels and one TownePlace Suites by Marriott hotel pursuant to the Marriott Management Agreements. Marriott is the largest operator of upscale extended-stay hotels in the U.S. The Company believes that Marriott's management of Hotels will enable the Company to realize the benefits of Marriott's resources and broad-based hotel operations experience.

         The IH Lessee is owned by Mr. Fisher (the Chairman, Chief Executive Officer and President of the Company) and Mr. Shaw (Executive Vice President and Chief Operating Officer of the Company) and employs currently approximately 1,200 people. Under the Percentage Leases, the IH Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry, and repairs and maintenance. The IH Lessee is entitled to all revenue from the Hotels after the payment of rent under the Percentage Leases and other operating expenses, including any management fees payable to third-party managers.

         The IH Lessee-leased Hotels not operated under Marriott Management Agreements are operated under franchise agreements and are licensed as Hampton Inn, Residence Inn by Marriott, Courtyard by Marriott, Comfort Inn or Holiday Inn Express hotels. The Company has paid or will pay the cost of obtaining or transferring certain franchise license agreements to the IH Lessee. The franchise agreements require the IH Lessee to pay fees based on a percentage of hotel revenue. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The results of these inspections can be additional capital expenditure requirements for the Company, or additional operational, marketing or repairs and maintenance expenses for the IH Lessee. The Company has guaranteed certain of the IH Lessee's obligations under the franchise licenses, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease. See "Properties -- The Percentage Leases" for further information on the Percentage Leases.

         MARRIOTT MANAGEMENT

         The Marriott Management Agreements allow the hotels subject thereto to be operated as Residence Inn by Marriott or TownePlace Suites hotels for the duration of the agreements, provided that the hotels are maintained in accordance with system standards. The Marriott Management Agreements may be extended by Marriott for an additional term if the Company has achieved a specified return on its initial investment. Marriott may terminate one or more of the Marriott Management Agreements upon the occurrence of certain events, including the IH Lessee's failure to make any payment or perform other covenants under the Marriott Management Agreements or a bankruptcy of the IH Lessee or the Company. If a Marriott Management Agreement is terminated for any reason other than a default by Marriott, the hotel to which the agreement relates will not be entitled to operate thereafter as a Residence Inn by Marriott or TownePlace Suites hotel. Marriott may be terminated as manager of a hotel if certain performance criteria set forth in the relevant Marriott Management Agreement are not met in any two consecutive years beginning with the third anniversary of the Company's acquisition of the hotel, subject to certain exceptions and cure rights. In that event, the IH Lessee may enter into a then-current form of Residence Inn or TownePlace Suites franchise license and, subject to system requirements and to the IH Lessee being a then-approved franchisee, continue to operate the hotel as a Residence Inn by Marriott or TownePlace Suites hotel.

         Under each Marriott Management Agreement, the IH Lessee is required to pay to Marriott a base management fee, a system fee and a marketing fee based on the revenues at the relevant Hotel, and an incentive management fee based on net income of the hotel. The IH Lessee is responsible for making all payments to Marriott under the Marriott Management Agreements. The Company has advanced to the IH Lessee the working capital deposit required under the IH Lessee's management agreements with Marriott. The Company has also agreed to be secondarily liable for certain of the IH Lessee's obligations, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

         SUMMERFIELD HOTELS

         Affiliates of Wyndham lease and operate the seven Summerfield Hotels. Under the Percentage Leases, the Summerfield Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry, and repairs and maintenance. The Summerfield Lessee is entitled to all revenue from the hotels after the payment of rent under the Percentage Leases, management or franchise fees and any other hotel operating expenses (including property casualty insurance). Summerfield may be terminated as lessee of a hotel if certain performance criteria set forth in the Percentage Leases are not met, subject to certain exceptions and cure rights.

         COMPETITION

         FOR GUESTS

         The hotel industry, and the upscale extended-stay and mid-price segments of the lodging market in which the Company operates, is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, service levels, reputation, reservation systems, convenience of location and the supply and availability of alternative lodging. The Hotels compete with other existing and new hotels in their geographic markets. The extended-stay and mid-price segments of the hotel industry are very competitive, as several new competitors have entered the market. Many competitors have substantially greater marketing and financial resources than the Company and the Lessees.

         Each of the Hotels is located in a developed area that includes other hotels, many of which are competitive with the Hotels in their locality. The number of competitive hotels in a particular area could have a material adverse effect on the revenues derived from the Hotels or hotels acquired in the future. Many industry analysts have noted that the favorable supply/demand imbalance that characterized much of the 1990s has moderated, and in many cases increases in supply now exceed increases in demand in certain geographic markets and in certain market segments. This has, in turn, resulted in lower occupancies, moderating ADR increases and may result in RevPAR decreases.

         There can be no assurances that competitive new supply in the Company's markets does not or will not negatively impact the performance of the Company's hotels. Customers may be drawn to newly or recently constructed hotels offering lodging in comparable locations at prices competitive with (or lower than) those offered by the Company's hotels. Similarly, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve their hotels in the markets in which the Company does or will compete, all of which could materially adversely affect the Company's business and results of operations.

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

         BUSINESS RISKS

         DEPENDENCE ON PAYMENTS UNDER PERCENTAGE LEASES; LACK OF CONTROL

         Certain rules relating to the qualification of a REIT prohibit a REIT from operating hotels. Therefore, the Company leases the Hotels to the Lessee pursuant to the Percentage Leases. (See "-- Recent Developments") The Company's primary source of revenue is rent payments under the Percentage Leases. The Company must rely on the Lessees and any third-party managers retained by the Lessees, such as Marriott and Summerfield, to operate the Hotels in a manner that generates sufficient cash flow to enable the Lessees to make the rent payments under the Percentage Leases. Ineffective operation of the Hotels may result in the Lessees being unable to pay rent to the Company, including the higher tier percentage rent necessary for the Company to fund its current level of distributions to shareholders.

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

         DEPENDENCE ON LESSEES AND THIRD-PARTY MANAGERS

         The Company's success depends upon the ability of the Lessees and any third-party manager retained by the Lessees, such as Marriott and Summerfield, to manage effectively the Hotels, as well as any additional hotels in which the Company invests. The Lessees have limited assets and generally the Lessees must generate sufficient cash flow from the operation of the Hotels, after payment of all operating expenses, to fund the Lessees' rent obligations under the Percentage Leases. There can be no assurance that the Lessees or their third-party managers will effectively operate the Hotels. In the event that the Lessees and their third-party managers fail to effectively operate the Hotels, the Company's internal growth strategy and acquisition strategy would be more difficult to achieve and, therefore, cash available for distribution could be adversely affected.

         AVAILABILITY OF CAPITAL

         The ability of the Company to implement its growth strategy depends on access to capital necessary to invest in additional hotels through the use of borrowings, subsequent issuances of common or preferred shares or other securities or operating cash flow. Access to capital, and in particular equity capital, may be negatively affected by economic conditions or negative perceptions about the performance of or prospects for the real estate industry in general, the hotel industry specifically and, more particularly, the Company.

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

         OPERATING RISKS

         The Hotels are subject to all operating risks common to the hotel industry. The hotel industry has experienced volatility in the past, as have the Hotels, and there can be no assurance that such volatility will not occur in the future. These risks include, among other things, declining economic conditions; competition from other hotels; over-building in the hotel industry which has adversely affected occupancy, ADR and RevPAR; increases in operating costs due to inflation and other factors, which increases may not be, and may not necessarily in the future be, offset by increased room rates; dependence on business and commercial travelers and tourism; strikes and other labor disturbances of hotel employees; increases in energy costs and other expenses of travel; and adverse effects of general and local economic conditions. These factors could decrease room revenue of the Hotels and adversely affect the Lessees's ability to make payments of rent under the Percentage Leases to the Company, including payments at the higher tier Percentage Rent levels.

         RISKS OF OPERATING HOTELS UNDER FRANCHISE LICENSES AND MARRIOTT MANAGEMENT AGREEMENTS

         The continuation of the franchise licenses under which certain of the Hotels are operated is subject to specified operating standards and other terms and conditions. The franchisors that have issued or will issue the franchise licenses periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of the Company or the Lessees to maintain such standards respecting a Hotel or to adhere to such other terms and conditions could result in the loss or cancellation of a franchise license. The Marriott Management Agreements will allow the Hotels subject thereto to be operated as Residence Inn by Marriott hotels so long as the Company does not breach its obligations under the Marriott Management Agreements or the Percentage Leases relating to such Hotels. Continued operation of such Hotels as Residence Inn by Marriott hotels also requires the Company to make capital improvements as required by Marriott to maintain the hotel in accordance with system standards. It is possible that a franchisor or Marriott, as applicable, could condition the continuation of a franchise license or a Marriott Management Agreement, as applicable, on the completion of capital improvements which management or the Board of Trustees determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, management or the Board of Trustees may elect to allow the franchise license or Marriott Management Agreement to lapse or be terminated. Similarly, the IH Lessee is obligated to fund any operating loss at a Hotel operating under a Marriott Management Agreement. Operating losses could result from a number of factors, including increased expenses resulting from changes in Marriott's system standards. The IH Lessee has limited assets from which to fund operating losses. If the IH Lessee fails or is unable to fund such operating losses, Marriott may have the right to terminate the related Marriott Management Agreement and with it the affected Hotel's right to operate as a Residence Inn by Marriott hotel. In addition, when the term of a franchise license or a Marriott Management Agreement expires, the franchisor or Marriott has no obligation to issue a new franchise license or management agreement, as applicable, for the hotel. The loss of a franchise license or a Marriott Management Agreement could have a material adverse effect upon the operations or the underlying value of the affected Hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor or Marriott. The loss of a franchise license or Marriott Management Agreement for one or more of the Hotels could also have a material adverse effect on rent under the Percentage Leases and cash available for distribution to shareholders.

         INVESTMENT CONCENTRATION IN SINGLE INDUSTRY; EMPHASIS ON UPSCALE EXTENDED-STAY MARKET SEGMENT; AND EMPHASIS ON RESIDENCE INN BY MARRIOTT AND HAMPTON INN HOTELS

         The Company's current growth strategy is to acquire operating hotels, primarily upscale extended-stay hotels. The Company will not seek to invest in assets to reduce the risks associated with an investment in the hotel industry, and is subject to risks inherent in concentrating investments in a single industry and in a single market segment within that industry. The Company will be subject to risks inherent in concentrating investments in any franchise brand, in particular the Residence Inn by Marriott and the Hampton Inn brands, such as a reduction in business following any adverse publicity related to a brand, which could have an adverse effect on the Company's Rent under the Percentage Leases and cash available for distribution to shareholders.

         CONCENTRATION OF INVESTMENTS IN CALIFORNIA, FLORIDA, WASHINGTON, MICHIGAN, TEXAS, ILLINOIS AND PENNSYLVANIA

         Eleven of the 67 Hotels are located in California, five are located in each of Florida, Washington and Michigan and four are located in each of Texas, Illinois and Pennsylvania. The concentration of the Company's investments in California, Florida, Washington, Michigan, Texas, Illinois and Pennsylvania could result in adverse events, or conditions which affect those areas in particular, such as economic recessions and natural disasters, having a more significant negative effect on the operations of the combined Hotels, and ultimately cash distributions to shareholders of the Company, than if the Company's investments were more geographically diverse.

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

         The Company has, in limited instances from time to time, permitted certain owners to own shares in excess of the Ownership Limitation. The Board of Trustees has waived the Ownership Limitation for such owners after following procedures set out in the Company's Declaration of Trust, under which the owners requesting the waivers provided certain information and the Company's counsel provided certain opinions. These waivers established levels of permissible share ownership for the owners requesting the waivers that are higher than the Ownership Limitation - if the owners acquire shares in excess of the higher limits, those shares are subject to the risks described above in the absence of a further waivers. The Board of Trustees is not obligated to grant further waivers and has no current intention to do so with respect to any owners who (individually or aggregated as the Declaration of Trust requires) do not currently own shares in excess of the Ownership Limitation.

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

         Real estate investments are relatively illiquid. The ability of the Company to vary its portfolio in response to changes in economic and other conditions is limited. In particular, the Company may not sell any of the DeBoer Hotels in a taxable transaction for a period of up to ten years following November 1, 1996, without the consent of the applicable members of the DeBoer Group. Certain provisions of the Marriott Management Agreements and the Percentage Leases may also limit or delay the Company's ability to sell or refinance the Hotels.

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

         CONFLICTS OF INTEREST

         MESSRS. FISHER AND SHAW.

         Conflicts of interest exist between the Company, on the one hand, and the IH Lessee, Mr. Fisher (Chairman, Chief Executive Officer and President of the Company and the majority shareholder of the IH Lessee) and Shaw (Executive Vice President and Chief Operating Officer of the Company and the minority shareholder of the IH Lessee), on the other hand, with respect to the negotiation and enforcement of the terms of the current and any future Percentage Leases with the IH Lessee. Conflicts also exist related to possible adverse tax consequences to Mr. Fisher and his affiliates upon a sale, refinancing or prepayment of indebtedness secured by certain Hotels contributed to the Company by his affiliates. Additionally, the Company relies substantially on Mr. Fisher and conflicting demands on his time occur, which could lead to decisions which do not reflect solely the interests of the Company's shareholders. Mr. Shaw also has conflicting demands on his time, including serving as President of the IH Lessee and spending significant time in that capacity.

         On March 11, 1996, an entity controlled by Mr. Fisher (the "Seller") purchased a vacant parcel of land in Tysons Corner, Virginia for $915,000. The Seller then began the process of obtaining the governmental approvals necessary to build a hotel on the land and incurred costs of approximately $70,000 in such efforts. In September 1997, the Seller contracted to sell the land to Summerfield Hotel Corporation ("SHC") for $2,400,000. SHC then continued the process of obtaining the governmental approvals and incurred costs of approximately $200,000. In October 1998, SHC failed to close on the purchase of the land and forfeited its deposit under the purchase agreement. The Seller received several offers from unrelated buyers to purchase the land for amounts approximating the SHC price between October 1998 and May 1999 and on May 26, 1999, the Company entered into a contract to purchase the land for $2,400,000 from the Seller. The Company anticipates developing a 120-room Residence Inn by Marriott hotel on the land at a cost of approximately $11,600,000 and anticipates opening the hotel during the fourth quarter of 2000.

         MR. DEBOER

         Mr. DeBoer, who is one of the largest shareholders of the Company, on a diluted basis, and who serves as a Trustee of the Company, and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. Mr. DeBoer is the Chairman, Chief Executive Officer and major shareholder of Candlewood Hotel Company, Inc. ("Candlewood"), a public hotel company that is the owner, operator and franchisor of Candlewood hotels, an economy extended-stay hotel chain founded by Mr. DeBoer. Hotels developed by Mr. DeBoer and his affiliates, including Candlewood hotels, may compete with the Company's hotels for guests, and other hotel companies with which Mr. DeBoer is affiliated, including Candlewood, may compete with the Company for acquisition opportunities. On November 1, 1996, the Company completed the acquisition of seven Residence Inn by Marriott hotels ("the DeBoer Hotels") from affiliates of Mr. DeBoer (the "DeBoer Group"). Due to the potential adverse tax consequences to members of the DeBoer Group that may result from a sale of the DeBoer Hotels, the Company has agreed with the DeBoer Group that for a period of up to ten years following the closing of the acquisition of the DeBoer Hotels, (i) any taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group and (ii) the Company will maintain at all times outstanding indebtedness of $40 million, subject to reduction upon the occurrence of certain events, including certain redemptions or taxable transfers of Preferred Units by the applicable members of the DeBoer Group (the "Required Indebtedness"). In the event that the Company sells DeBoer Hotels without the required consent or fails to maintain the Required Indebtedness, the Company will be liable for certain resulting income tax liabilities incurred by the applicable members of the DeBoer Group which could be significant. Accordingly, the interests of the Company and Mr. DeBoer may differ with respect to the Hotels, proposed acquisitions of hotels by the Company that are competitive with hotels owned or being considered for acquisition or development by Mr. DeBoer or his affiliates, proposed acquisitions of hotels or sites by the Company that Mr. DeBoer or his affiliates may also have an interest in acquiring, or proposed dispositions of the DeBoer Hotels that management believes are in the best interests of the Company.

         Additionally, the Company has, for the last three years, placed substantially all of its insurance (including officers' and trustees' liability, property, casualty, earthquake and worker's compensation coverages) with Manning & Smith, Wichita, Kansas, a full service commercial insurance broker that has developed a specialty in insuring hotels. During that same period, the IH Lessee placed substantially all of its insurance (including worker's compensation, employment practices liability, and crime) with Manning & Smith. Manning & Smith is a private company of which Mr. DeBoer owns 47% of the stock. Mr. DeBoer has informed the Company that he is not an officer of Manning & Smith and does not participate actively in its management. For the policy period ending November 30, 2000, the gross amount of the premiums paid for coverages placed by Manning & Smith for the Company was approximately $886,000 and for the IH Lessee was approximately $1,302,000.

         MR. RUHFUS

         Mr. Ruhfus is a Trustee of the Company, a shareholder of Wyndham and a Board member of Wyndham. Wyndham is the franchisor of Summerfield Suites and Sierra Suites hotels. Conflicts, therefore, exist between the Company and the Summerfield Lessee and Mr. Ruhfus with respect to the enforcement of the terms of the Percentage Leases with the Summerfield Lessee. In addition, Summerfield Suites hotels that the Company does not own and Sierra Suites hotels may compete with the Hotels for guests, and Wyndham may compete with the Company for acquisition opportunities. Mr. Ruhfus is also Chairman of Summerfield Associates LLP, a private company which may engage in hotel acquisition or development activity. This activity may include the acquisition or development of upscale extended-stay hotels, such as Summerfield Suites (or hotels that can be converted to that brand). In June 1997, the Company acquired seven hotels from affiliates of Rolf E. Ruhfus (the "Summerfield Group"). Due to the potential adverse tax consequences to members of the Summerfield Group that may result from a sale of the Summerfield Hotels, the Company has agreed with the Summerfield Group that for a period of up to seven years following the closing of the acquisition of the Summerfield Hotels, any taxable sale of a Summerfield Hotel will require the consent of the applicable members of the Summerfield Group. In the event that the Company sells Summerfield Hotels without the required consent, the Company will be liable for certain resulting income tax liabilities incurred by the Summerfield Group. Accordingly, the interests of the Company and Mr. Ruhfus may differ with respect to the Hotels, proposed acquisitions of hotels by the Company that are competitive with hotels owned or being considered for acquisition or development by Mr. Ruhfus or his affiliates, proposed acquisitions of hotels or sites by the Company that Mr. Ruhfus or his affiliates may also have an interest in acquiring, or proposed dispositions of the Summerfield Hotels that management believes are in the best interests of the Company.

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

         Phase I environmental site assessments ("ESAs") generally are obtained on hotels at the time of acquisition by the Company. The Company generally intends to obtain an ESA on any other hotel acquired in the future. The ESAs are intended to identify potential environmental contamination at the Hotels for which the Company may be responsible. The ESAs included historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The ESAs did not include invasive procedures, such as soil sampling or ground water analysis.

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

         TAX STATUS

         The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the Company level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the holders of Common Shares in any such year will not be deductible by the Company. If the Internal Revenue Service (the "Service") were to challenge successfully the tax status of the Partnership as a partnership for federal income tax purposes, the Partnership would be taxable as a corporation. In such event, the Company would likely cease to qualify as a REIT for a variety of reasons. Although the Company does not intend to request a ruling from the Service as to its REIT status or the partnership status of the Partnership, the Company has, in the past, obtained the opinion of its legal counsel that, as of the date of the opinion, the Company qualifies as a REIT. The opinion was based on certain assumptions and representations and is not binding on the Service or any court. Even though the Company may qualify for taxation as a REIT, the Company is still subject to certain federal, state and local taxes on its income and property.

ITEM 2.       PROPERTIES

         The following tables set forth certain information with respect to the Hotels that were owned by the Company as of December 31, 1999.


                                                                      YEAR ENDED DECEMBER 31, 1999
                                                    ------------------------------------------------------------------
                                         NUMBER OF
                                          SUITES/      ROOM           LEASE
                                           ROOMS      REVENUE        PAYMENT         OCCUPANCY     ADR       REVPAR
                                                       (1)            (2)              (3)        (3)         (3)
----------------------------------------------------------------------------------------------------------------------
Residence Inn:
     Addison, TX...................         150      4,309,054      2,133,357          81.06%    $ 97.09     $ 78.70
     Altamonte Springs, FL.........         128      3,598,807      1,491,380          77.64       99.21       77.03
     Arlington, TX.................         114      3,042,039      1,413,481          83.04       88.04       73.11
     Atlanta (Downtown), GA........         160      4,649,708      1,885,458          81.84       97.28       79.62
     Atlanta (Peachtree Corners), GA        120      2,898,142      1,154,592          78.72       84.06       66.17
     Bellevue, WA..................         120      4,616,241      2,386,188          81.10      129.96      105.39
     Binghamton, NY................          72      2,126,003        986,830          85.57       94.54       80.90
     Bothell, WA...................         120      3,360,026      1,574,364          80.90       94.82       76.71
     Cherry Hill, NJ...............          96      3,037,937      1,377,630          83.53      103.80       86.70
     Columbus East, OH.............          80      1,870,173        612,549          83.16       77.01       64.05
     Denver (Downtown), CO.........         156      4,858,982      2,178,097          90.74       94.04       85.34
     Denver (South), CO............         128      3,487,950      1,643,162          81.62       91.46       74.66

                                                                      YEAR ENDED DECEMBER 31, 1999
                                                    ------------------------------------------------------------------
                                         NUMBER OF
                                          SUITES/      ROOM           LEASE
                                           ROOMS      REVENUE        PAYMENT         OCCUPANCY     ADR       REVPAR
                                                       (1)            (2)              (3)        (3)         (3)
----------------------------------------------------------------------------------------------------------------------
     East Lansing, MI..............          60      1,618,787        712,330          85.84       86.11       73.92
     Eden Prairie, MN..............         126      3,312,880      1,538,556          79.85       90.21       72.03
     Fort Wayne, IN................          80      1,645,673        645,581          80.27       70.21       56.36
     Fremont, CA...................          80      3,025,461      1,450,112          79.95      129.60      103.61
     Gaithersburg, MD..............         132      3,983,430      1,916,727          80.83      102.29       82.68
     Grand Rapids, MI..............          96      2,422,172      1,094,407          82.12       84.18       69.13
     Harrisburg, PA................          80      2,270,969        985,628          81.96       94.90       77.77
     Indianapolis, IN..............          88      2,055,448        678,233          86.57       73.92       63.99
     Lexington, KY.................          80      2,044,056        821,837          84.38       82.96       70.00
     Livonia, MI...................         112      2,854,791      1,311,977          84.86      101.28       85.95
     Louisville, KY................          96      3,020,991      1,468,130          90.52       95.24       86.22
     Lynnwood, WA..................         120      3,404,561      1,562,241          82.13       94.64       77.73
     Mountain View (Palo Alto), CA.         112      6,137,587      3,687,790          87.91      170.79      150.14
     Ontario, CA...................         199      4,375,301      1,837,070          70.11       85.92       60.24
     Portland, ME..................          78      2,105,314        921,884          78.59       94.09       73.95
     Portland South, OR............         112      2,588,509      1,287,169          71.77       88.23       63.32
     Richmond, VA..................          80      2,017,039        835,221          75.62       91.34       69.08
     Richmond NW, VA...............         104      2,327,787        908,003          74.23       82.61       61.32
     Rosemont, IL..................         192      6,034,288      2,873,903          87.66       99.88       87.56
     San Jose, CA..................          80      3,552,826      1,808,722          84.54      143.92      121.67
     San Jose South, CA............         150      6,098,875      2,977,042          85.33      130.55      111.39
     San Mateo, CA.................         159      7,106,657      3,829,071          88.89      137.75      122.45
     Shelton, CT...................          96      3,871,245      2,052,581          86.39      127.89      110.48
     Silicon Valley I, CA..........         231     10,150,908      5,799,986          83.38      144.39      120.39
     Silicon Valley II, CA.........         247     10,275,765      5,885,019          80.62      141.38      113.98
     Troy (Central), MI............         152      4,786,839      2,485,925          83.12      103.80       86.28
     Troy (Southeast), MI..........          96      2,838,030      1,363,139          82.62       98.03       80.99
     Tukwila, WA...................         144      4,957,058      2,540,726          87.48      107.80       94.31
     Vancouver, WA.................         120      2,950,236      1,368,406          80.24       83.95       67.36
     Wichita East, KS..............          64      1,566,995        585,488          84.26       79.61       67.08
     Windsor, CT...................          96      3,219,397      1,460,549          84.08      109.27       91.88
     Winston-Salem, NC.............          88      1,998,420        653,759          77.29       80.50       62.22

Summerfield Suites
     Addison, TX...................         132      3,567,729      1,439,420          72.05      102.78       74.05
     Belmont, CA...................         132      5,751,214      3,090,479          85.00      140.44      119.37
     El Segundo, CA................         122      4,426,094      2,145,954          84.67      117.39       99.40
     Irving (Las Colinas), TX......         148      4,977,583      2,403,577          78.49      117.39       92.14
     Mount Laurel, NJ..............         116      3,545,870      1,434,180          82.42      101.61       83.75
     West Hollywood, CA............         109      4,188,885      1,962,997          79.14      133.04      105.29

Hampton Inn:
     Albany/Latham, NY.............         126      2,313,313      1,157,528          62.89       79.99       50.30
     Germantown, MD................         178      2,944,735      1,432,168          58.65       77.28       45.32
     Islandia (Long Island), NY....         121      4,074,612      2,218,703          83.10      111.02       92.26
     Lombard (Chicago), Il.........         128      2,361,408      1,092,053          63.16       80.02       50.54
     Naples, FL....................         107      1,903,936        799,937          64.52       75.56       48.75
     Norcross, GA..................         149      1,813,796        708,405          56.47       59.06       33.35
     Schaumburg (Chicago), IL......         128      2,716,637      1,421,421          69.53       83.63       58.15
     Tallahassee, FL...............          93      1,861,116        942,318          77.78       70.49       54.83
     West Palm Beach, FL...........         136      2,315,038        919,859          70.97       65.72       46.64
     Westchester (Chicago), IL.....         112      2,691,455      1,437,602          78.07       84.33       65.84
     Willow Grove (Philadelphia), PA        150      3,991,092      2,215,869          76.74       95.00       72.90
     Woburn, MA....................          99      2,836,916      1,480,950          72.35      108.51       78.51

Sunrise Suites
     Eatontown (Tinton Falls), NJ..          96      2,763,749        969,319          81.62       96.64       78.87

Comfort Inn:
     Allentown, PA.................         127      1,889,295        938,289          63.86       63.83       40.76

Holiday Inn Express:
     Lexington, MA.................         204      4,933,592      2,659,895          72.78       91.04       66.26

                                                                      YEAR ENDED DECEMBER 31, 1999
                                                    ------------------------------------------------------------------
                                         NUMBER OF
                                          SUITES/      ROOM           LEASE
                                           ROOMS      REVENUE        PAYMENT         OCCUPANCY     ADR       REVPAR
                                                       (1)            (2)              (3)        (3)         (3)
----------------------------------------------------------------------------------------------------------------------
Courtyard by Marriott:
     Fort Lauderdale, FL...........         136      2,112,343      1,166,481          68.45       75.38       51.60

TownePlace Suites:
     Horsham, PA...................          95      1,169,197        616,999          70.68       81.37       57.51

----------------------------------------------------------------------------------------------------------------------
Consolidated Total/
Weighted average...................       8,138     $233,622,962   $112,838,703        78.60%    $101.30      $79.62
======================================================================================================================

------------------------
(1) With respect to Hotels acquired in 1999, represents the hotels' room revenue from the date of acquisition by the Company.
(2) Represents Percentage Lease revenue from the Lessees to the Company calculated in accordance with the Percentage Leases.
(3) Represents the occupancy, ADR and RevPAR of the Hotels for the year including the period, if any, prior to ownership by the Company.


         THE PERCENTAGE LEASES

         Each Percentage Lease contains provisions similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain similar provisions.

         PERCENTAGE LEASE TERMS. Each Percentage Lease has a non-cancelable term of at least ten years, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described in the Percentage Lease. Certain of the Percentage Leases contain renewal terms of up to 15 years, at the Lessees' option. Under the renewal provisions, the rent formula is re-set to produce a then-current market rate rent.

         AMOUNTS PAYABLE UNDER THE PERCENTAGE LEASES. During the term of each Percentage Lease, the Lessees are obligated to pay to the Company (i) the greater of a fixed annual Base Rent or Percentage Rent, and (ii) certain other amounts, including interest accrued on any late payments or charges (the "Additional Charges"). Percentage Rent is based on percentages of room revenues for each of the Hotels. For all Percentage Leases, both the Base Rent and the Revenue Break Point in each Percentage Rent formula are (a) adjusted annually for inflation and (b) in the case of the Revenue Break Point (as defined in "Internal Growth Strategy" above) for certain of the Hotels managed by Marriott, increased to specified levels (not tied to inflation) in the first years after execution. With respect to adjustments for inflation, the adjustment will be calculated at the beginning of each calendar year based upon the change in the CPI during the prior calendar year. The Company receives between 30% and 36.5% of room revenue up to the Revenue Break Point and between 68% and 70% of room revenue in excess of the Revenue Break Point. The Base Rent for the Summerfield Hotels reduced in 1999 and beginning in 2000 will adjust annually for inflation.

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

         MAINTENANCE AND MODIFICATIONS. Under the Percentage Leases, the Company is required to pay for capital improvements at each Hotel. In addition, the Percentage Leases obligate the Company to make available to the Lessees for the repair, replacement and refurbishment of furniture and equipment and certain other capital expenditures at the Hotels, when and as deemed necessary by the Lessees, an amount equal to 4% or 5% of room revenues, per month on a cumulative basis. The Company's obligation is carried forward to the extent that the Lessees has not expended such amount, and any unexpended amounts remain the property of the Company upon termination of the Percentage Leases. In addition, the Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or Marriott Management Agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the Lessees are required, at their expense, to (i) maintain the Hotels in good order and repair, (ii) pay for all operating expenses of the Hotels and (iii) comply with the requirements of any Company loan agreement (to the extent applicable to property operations or cash management), any franchise agreement and (with respect to the IH Lessees) the Marriott Management Agreements.

         The Lessees, at their expense, may make non-capital and capital additions, modifications or improvements to the Hotels, provided that such action does not significantly alter the character or purposes of the Hotels or significantly detract from the value or operating efficiencies of the Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and become the property of the Company upon termination of the Percentage Leases. The Company owns, with respect to the Hotels, substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the Company's or the Lessees' liability insurance.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Company's common shares are traded on the New York Stock Exchange under the symbol "KPA." The number of beneficial owners of the common shares on December 9, 1999 was approximately 14,000. The following table sets forth, for the periods indicated, the high and low sales prices for the common shares, as traded on such exchange, and the dividend declared on each common share.

                                                  HIGH         LOW      DIVIDEND
           1999              Fourth Quarter      $ 8.88      $ 7.69      $0.28
                             Third Quarter       $ 9.81      $ 8.31      $0.28
                             Second Quarter      $10.94      $ 9.56      $0.28
                             First Quarter       $11.75      $ 9.00      $0.28
           1998              Fourth Quarter      $11.81      $ 8.75      $0.28
                             Third Quarter       $13.81      $ 9.63      $0.28
                             Second Quarter      $16.44      $12.44      $0.28
                             First Quarter       $16.38      $14.50      $0.28
           1997              Fourth Quarter      $17.50      $14.13      $0.26
                             Third Quarter       $17.19      $13.63      $0.26
                             Second Quarter      $15.00      $12.88      $0.25
                             First Quarter       $15.50      $13.00      $0.25

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected financial and other data for Innkeepers USA Trust and the IH Lessee. The following data should be read in conjunction with the consolidated or combined financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company and the IH Lessee included herein.

         The selected financial and other data for the Company and the IH Lessee have been derived from the consolidated or combined financial statements of the Company and the IH Lessee audited by PricewaterhouseCoopers LLP, independent accountants.

                              INNKEEPERS USA TRUST
                             SELECTED FINANCIAL DATA

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
(in thousands, except per share data)     1999            1998            1997            1996            1995
-----------------------------------------------------------------------------------------------------------------
OPERATING DATA
Total revenue                          $ 114,360       $ 103,767       $  66,813       $  28,377       $  11,465
Income before minority interest
and other nonrecurring items              42,548          42,113          29,213           9,749           3,864
Minority interest, common                 (1,207)         (1,829)         (1,879)           (531)           (397)
Minority interest, preferred              (4,693)         (4,693)         (4,551)           (729)             --
Gain on sale of hotels, net                   --             333              --              --              --
Extraordinary loss                            --          (2,760)             --              --              --
Net income                                36,648          33,164          22,783           8,489           3,467
Basic earnings per share (1)                0.78            0.89            0.85            0.66            0.57
Diluted earnings per share (1)              0.78            0.88            0.85            0.66            0.57

OTHER DATA:
Funds from operations ("FFO") (2)      $  79,368       $  72,968       $  47,518       $  17,170       $   7,015
FFO per share (2)                           1.70            1.65            1.43            1.20            1.03
Dividends per common share                  1.12            1.12            1.02            0.90            0.84
Dividends per preferred share               2.16            1.50              --              --              --
Cash provided by operating
   Activities                             79,809          70,498          49,203          17,194           4,925
Cash used by investing activities        (74,189)       (159,263)       (246,744)       (114,114)        (90,929)
Cash provided (used) by
   Financing activities                   (3,858)         87,179         161,430         135,166          86,642

                                                                       DECEMBER 31,
                                      -----------------------------------------------------------------------------
                                         1999            1998             1997             1996             1995
-------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Investment in hotels, at cost          $831,371          $764,221        $601,508          326,620         $146,524
Total assets                            766,700           725,114         592,607          360,357          143,339
Debt                                    243,875           191,183         160,455          100,740           45,636
Minority interest in Partnership         59,457            59,802          74,552           45,880            6,124
Shareholders' equity                    443,457           454,392         342,638          207,605           88,246

(1) Before extraordinary loss in 1998
(2) See "Funds From Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                                    IH LESSEE
                             SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
(in thousands, except per share data)        1999           1998           1997           1996           1995
---------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Room revenue                                $204,539       $179,366       $117,170       $58,501        $24,412
Other revenue                                 10,541          9,213          7,333         4,222          1,895
---------------------------------------------------------------------------------------------------------------
Total revenue                                215,080        188,579        124,503        62,723         26,307
Hotel operating expenses                     107,477         94,370         61,320        32,274         13,696
---------------------------------------------------------------------------------------------------------------
                                             107,603         94,209         63,183        30,449         12,611
Lessee overhead                                3,468          2,364          2,210         2,273            952
Percentage Lease expense                      99,193         87,735         57,486        27,466         11,268
---------------------------------------------------------------------------------------------------------------
Net income (1)                             $   4,942      $   4,110    $     3,487      $    710       $    391
===============================================================================================================

(1) The IH Lessee has elected status as a Subchapter S corporation for federal income tax purposes and, generally, pays no corporate level tax on its net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INNKEEPERS USA TRUST

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes hereto of Innkeepers USA Trust included herein.

GENERAL

         The Notes to the Consolidated Financial Statements of Innkeepers USA Trust included herein contains essential information relating to the Company and the definitions of certain capitalized terms used herein. For additional information relating to Innkeepers Hospitality (formerly JF Hotel), reference is made to the Combined Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations of Innkeepers Hospitality included herein.

Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 66 of the Hotels are presented in the following table. Results were excluded for such comparison for one hotel which was not open during 1998. Management believes that the operating results achieved at the Hotels reflects the results of the Company's focused acquisition strategy, the continued implementation of professional management techniques by the Lessees and third party management and relatively stable industry conditions. No assurance can be given that the trends reflected in following table will continue or that occupancy, ADR and RevPar will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                                YEARS ENDED
                                                DECEMBER 31,                         PERCENTAGE
                                  ------------------------------------------          INCREASE
                                       1999                    1998                  (DECREASE)
--------------------------------------------------------------------------------------------------
The Hotels (1)
     Occupancy                          78.60%                 79.00%                  (0.50)%
     ADR                              $101.30               $  99.14                    2.17%
     RevPAR                           $ 79.62               $  78.32                    1.67%

Upscale, extended-stay
     Hotels (2):
     Occupancy                          81.93%                 81.79%                   0.17%
     ADR                              $106.63               $ 105.76                    0.82%
     RevPAR                           $ 87.36               $  86.50                    0.99%

Limited service hotels (3):
     Occupancy                          68.79%                 70.75%                  (2.77)%
     ADR                              $ 82.57               $  76.57                    7.84%
     RevPAR                           $ 56.80               $  54.17                    4.85%

(1)  66 hotels, excludes one newly developed hotel
(2)  51 hotels
(3)  15 hotels, excludes one newly developed hotel

RESULTS OF OPERATIONS

         The following paragraphs discuss the results of operations for the Company.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 ("1999") TO THE YEAR ENDED DECEMBER 31, 1998 ("1998")

         The Company had revenues for 1999 of $114,360,000, consisting of $112,839,000 of Percentage Lease revenue from the Lessees and $1,521,000 of other revenue, compared with $103,767,000, $103,022,000 and $745,000, respectively, for 1998. The increase in Percentage Lease revenue is due, primarily, to the number of hotels owned increasing from 56 at January 1, 1998 to 63 at December 31, 1998 and 67 at December 31, 1999. The increase in other revenue is due primarily to earnings on increased restricted cash balances.

         Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $39,216,000 in the aggregate for 1999 compared with $32,519,000 for 1998. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously and the depreciation of renovations completed at the Hotels. Also contributing to the increase in Depreciation and Amortization was the amortization of restricted share awards granted to certain employees in October 1998.

         Real estate and personal property taxes and property insurance were $11,728,000 for 1999 compared with $9,888,000 for 1998. The increase was primarily due to the increase in the number of hotels owned as discussed previously and, to a lesser extent, increases in assessed values of certain hotels for real estate tax purposes.

         Interest expense for 1999 was $16,818,000 compared with $15,149,000 for 1998. This increase is due primarily to additional borrowings for hotel acquisitions in late 1998 and early 1999, offset by a slight decrease in the interest rate on the Line of Credit for 1999.

         General and administrative expenses remained relatively constant in 1999 both in absolute dollars and as a percentage of total revenue.

         Net income applicable to common shareholders for 1999 was $26,665,000, or $0.78 per diluted share, compared with $26,980,000 or $0.80 per diluted share, for 1998 as a result of the items discussed above, the extraordinary loss in 1998 and the effects of a full year of Preferred Share dividends.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 ("1998") TO THE YEAR ENDED DECEMBER 31, 1997 ("1997")

         The Company had revenues for 1998 of $103,767,000, consisting of $103,022,000 of Percentage Lease revenue from the Lessees and $745,000 of other revenue, compared with $66,813,000, $65,433,000 and $1,380,000, respectively, for 1997. The increase in Percentage Lease revenue is attributable to RevPAR growth of approximately 6.9% at the Company's hotels and the number of hotels owned increasing from 32 at January 1, 1997, to 56 at December 31, 1997 and 63 at December 31, 1998.

         Depreciation and Amortization were $32,519,000 in the aggregate for 1998 compared with $19,951,000 for 1997. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously. Also contributing to the increase in Depreciation and Amortization was the depreciation of renovations completed at the Hotels and amortization of the restricted share awards granted to certain employees in January and October 1998.

         Real estate and personal property taxes and property insurance were $9,888,000 for 1998 compared with $5,645,000 for 1997. This increase was primarily due to the increase in the number of hotels owned as discussed previously and increases in assessed values of certain hotels for real estate tax purposes.

         Interest expense for 1998 was $15,149,000 compared with $9,255,000 for 1997. This increase is due primarily to increased borrowings for hotel acquisitions offset by a reduction in the interest rate on the Company's Line of Credit.

         General and administrative expenses for 1998 were $3,645,000 compared with $2,347,000 for 1997. This increase is due primarily to increases in certain expenses as a result of the increase in the number of hotels owned and the addition of new employees. However, general and administrative expenses remained constant at approximately 3.5% of total revenue.

         Net income applicable to common shareholders for 1998 was $26,980,000, or $0.80 per diluted share, compared with $22,783,000, or $0.85 per diluted share, for 1997. This decrease in earnings per diluted share was due primarily to the extraordinary loss related to the extinguishment of the Company's Previous Line of Credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. The Company believes that its cash provided by operating activities will be adequate to meet some of its liquidity needs. The Company currently expects to fund its external growth objectives, and any other additional liquidity needs, primarily by borrowing on its Line of Credit or other facilities, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit.

CASH FLOW ANALYSIS

         Cash and cash equivalents (including restricted cash and cash equivalents) at December 31, 1999 and 1998 were $16,676,000 and $9,535,000, including approximately $5,354,000 and $3,116,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents include approximately $6,918,000 and $3,777,000 at December 31, 1999 and 1998, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

         Net cash provided by operating activities for the years ended December 31, 1999 and 1998 was $79,809,000 and $70,498,000, respectively.

         Net cash used in investing activities was $74,189,000 for the year ended December 31, 1999. This was comprised primarily of the Company (a) acquiring three Residence Inn by Marriott hotels located in Richmond (Northwest), Virginia, Chicago (Rosemont), Illinois and Detroit (Livonia), Michigan for an aggregate of approximately $41,470,000, (b) acquiring a TownePlace Suites by Marriott hotel in Horsham, Pennsylvania for approximately $8,000,000, (c) renovations at certain hotels of approximately $16,300,000, (d) net deposits into restricted cash accounts of approximately $5,400,000 and (e) development costs on the Company's project in Tyson's Corner, Virginia of approximately $4,400,000.

         Net cash used in investing activities was $159,263,000 for the year ended December 31, 1998. This was comprised primarily of the Company (a) acquiring nine Residence Inn by Marriott hotels for approximately $142,450,000;
(b) costs incurred in the development of the Sierra Suites hotel located in Westborough, Massachusetts of approximately $5,970,000; and

(c) renovations at certain hotels of approximately $26,900,000; which activities were partially offset by the sale of three Sierra Suites hotels for approximately $19,950,000.

         The purchase prices of certain hotels also included the issuance of Common Units in addition to the cash portion described above.

         Net cash used by financing activities was $3,858,000 for the year ended December 31, 1999, consisting primarily of borrowings under the Line of Credit of approximately $73,800,000 and borrowings under the Fourth Term Loan of $58,000,000, which activities were offset by distributions paid of approximately $55,219,000 and payments on long-term debt of approximately $79,100,000.

         Net cash provided by financing activities was $87,179,000 for the year ended December 31, 1998, consisting primarily of net proceeds from the Series A Preferred Share offering of $111,500,000, net proceeds from long-term debt issuances of $30,728,000, distributions paid of $48,666,000, the redemption of 233,612 Common Units for $3,568,000, and loan origination fees and costs paid of $2,845,000.

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

         The Company's consolidated indebtedness was 29.3% of its investments in hotels, at cost, at December 31, 1999. At December 31, 1999, the Company had outstanding indebtedness of approximately $243,875,000, of which approximately 77.5% bore interest at a weighted average implied fixed rate of approximately 7.45%. Based on the outstanding debt at December 31, 1999, the weighted average implied interest rate on all of the Company's debt was 7.3%. At December 31, 1999, 34 of the Company's hotel properties collateralized certain long-term debt and 33 of the Company's hotel properties were unencumbered. In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has bank funding commitments remaining under its Line of Credit of approximately $195,000,000 at December 31, 1999. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement.

         Certain debt coverage ratios for the Company are as follows for the year ended December 31, 1999: (a) interest coverage ratio (EBITDA divided by interest expense) of 5.9x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.6x, and (c) total debt to EBITDA of 2.5x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels.

         The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at December 31, 1999, a 100 basis point increase in the LIBOR rate would increase annual interest charges $450,000. In March 1999, the Company entered into an interest rate cap agreement with a notional amount of $100,000,00 and a term of one year. The agreement effectively caps the interest rate on $100,000,000 of borrowings on the Line of Credit at 7.625%.

         On September 24, 1999, the Company closed on a new collateralized term loan (the "Fourth Term Loan"). The Fourth Term Loan has a principal amount of $58,000,000 and bears interest at a fixed rate of 7.16%. Interest only payments are due for the first three years and principal amortization begins in the fourth year calculated over a 22-year period. The Fourth Term Loan is collateralized by eight hotels. The net proceeds of the Fourth Term Loan were used to reduce borrowings outstanding under the Line of Credit.

         In the future, the Company may seek to increase or decrease the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Company's debt limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent. The Company has no interest rate hedging instrument exposure or forward equity commitments.

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

         Management believes that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet most of the routine expenditures for furniture and equipment at the Hotels. It is currently estimated that the Company will spend between $25,000,000 and $28,000,000 in capital expenditures at the Hotels in 2000. The Company currently intends to pay for the cost of capital improvements and any additional furniture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit.

         The Company is developing a 120-room Residence Inn by Marriott hotel located in Tysons Corner, Virginia. The total cost of this project is anticipated to be approximately $14 million and completion of the project is anticipated in the fourth quarter of 2000. This hotel is expected to be leased and operated by the IH Lessee. The land and development costs are expected to be funded through the Line of Credit and available cash.

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

INFLATION

         Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, generally possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation.

FUNDS FROM OPERATIONS

         Funds From Operations ("FFO") is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income (loss) before minority interest (determined in accordance with generally accepted accounting principals), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluation the Company's operating performance.

         The following presents the Company's calculations of FFO and FFO per share for the years ended December 31, 1999, 1998 and 1997 (in thousands, except share and per share data):


                                                       1999                     1998                     1997
--------------------------------------------------------------------------------------------------------------------
Net income applicable to
     common shareholders                          $    26,665             $    26,980               $    22,783
Minority interest, common                               1,207                   1,829                     1,879
Minority interest, preferred                            4,693                   4,693                     4,551
Gain on sale of hotels, net                                --                    (333)                       --
Extraordinary loss                                         --                   2,760                        --
Depreciation                                           36,820                  30,855                    18,305
Preferred share dividends                               9,983                   6,184                        --
--------------------------------------------------------------------------------------------------------------------
FFO                                               $    79,368             $    72,968               $    47,518
====================================================================================================================


Denominator for diluted
     earnings per share                            34,149,108              33,673,441                26,933,351
Weighted average:
     Common Units                                   1,568,101               2,285,895                 2,207,155
     Preferred Units                                4,063,329               4,063,329                 4,063,329
     Convertible
       preferred shares                             6,857,493               4,250,920                        --
--------------------------------------------------------------------------------------------------------------------
Denominator for FFO
     per share                                     46,638,031              44,273,585                33,203,835
--------------------------------------------------------------------------------------------------------------------
FFO per share                                     $      1.70             $      1.65               $      1.43
--------------------------------------------------------------------------------------------------------------------

         IH LESSEE

         The following is a discussion of the results of operations for the IH Lessee.

         COMPARISON OF YEAR ENDED DECEMBER 31, 1999 ("1999") TO THE YEAR ENDED DECEMBER 31, 1998 ("1998")

         The IH Lessee had total revenue for 1999 of $215,080,000, consisting of $204,539,000 of room revenue and $10,541,000 of other revenue. Room revenue increased by $25,173,000, or 14% from $179,366,000 for 1998. This increase was primarily due to the number of Hotels leased increasing from 47 at January 1, 1998 to 56 at December 31, 1998 and 60 at December 31, 1999. The increase in room revenue was also due to increases in RevPAR at the IH Lessee managed hotels of 0.81% and at the Marriott managed hotels of 3.56%.

         Percentage Lease payments and hotel operating expenses for 1999 were $99,193,000 and $107,477,000, respectively. Percentage Lease payments and hotel operating expenses increased by $11,458,000 or 13% and $13,107,000 or 14%, respectively from $87,735,000 and $94,370,000 for 1998, respectively. These increases were primarily due to the increased number of leased Hotels as discussed above. Net income for 1999 was $4,942,000. Net income increased $832,000, or 20%, from $4,110,000 for 1998.

         Departmental profit as a percentage of total revenue was 79.2% in 1999 and 1998. Net income as a percentage of total revenue increased to 2.3% in 1999 from 2.2% in 1998.

         COMPARISON OF YEAR ENDED DECEMBER 31, 1998 ("1998") TO THE YEAR ENDED DECEMBER 31, 1997 ("1997")

         The IH Lessee had total revenue for 1998 of $188,579,000, consisting of $179,366,000 of room revenue and $9,213,000 of other revenue. Room revenue increased by $62,196,000, or 53% from $117,170,000 for 1997. This increase was primarily due to the number of Hotels leased increasing from 32 at January 1, 1997 to 47 at December 31, 1997 and to 56 at December 31, 1998.

         Percentage Lease payments and hotel operating expenses for 1998 were $87,735,000 and $94,370,000, respectively. Percentage Lease payments and hotel operating expenses increased by $30,249,000 or 53% and $33,050,000 or 54%, respectively from $57,486,000 and $61,320,000 for 1997, respectively. These increases were primarily due to the increased number of leased Hotels as discussed above. Net income for 1998 was $4,110,000. Net income increased $623,000, or 18%, from $3,487,000 for 1997.

         Departmental profit as a percentage of gross operating revenue was 79.2% in 1998 and 1997. Net income as a percentage of gross operating revenue decreased to 2.2% in 1998 from 2.8% in 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         The IH Lessee's principal source of revenue is the revenue derived from the hotels it operates under leases from the Company. The IH Lessee is dependent on this revenue to provide cash for the payment of its operating expenses, insurance, overhead and Percentage Lease payments. The IH Lessee has nominal net worth and is dependent upon the cash flow from operating activities to meet substantially all of its liquidity needs, including working capital and distributions to its shareholders. The IH Lessee does not currently have any established borrowing facilities. The IH Lessee believes that its cash flow provided by operating activities will be sufficient to meet its liquidity needs.

         Net cash flow from operating activities was $9,222,000 and $11,948,000 in 1999 and 1998, respectively. Net cash flow used in investing activities was $1,118,000 and $1,149,000 in 1999 and 1998, respectively, which consisted primarily of the purchase of marketable securities. Net cash flow used in financing activities was $3,817,000 and $5,100,000 in 1999 and 1998, respectively, which consisted primarily of distributions paid to its shareholders.

FORWARD LOOKING STATEMENTS

         Management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company and the IH Lessee, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and the IH Lessee to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company and the IH Lessee are not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and debt. At December 31, 1999, the Company had total outstanding indebtedness of approximately $243,875,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 77.5% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.45% at December 31, 1999. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding at December 31, 1999, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                             FAIR
                                2000       2001       2002       2003       2004    THEREAFTER    TOTAL      VALUE
                                ----       ----       ----       ----       ----    ----------    -----      -----
Debt:
  Fixed Rate                  $2,701     $6,081     $3,480     $4,577     $4,905    $167,131    $188,875    $188,875
     Average Interest Rate      7.60%      6.32%      7.65%      7.57%      7.57%       7.48%       7.45%         --
  Variable Rate                   --     45,000         --         --         --      10,000      55,000      55,000
     Average Interest Rate        --       7.69%        --         --         --        4.50%       7.11%         --


         The table incorporates only those exposures that existed as of December 31, 1999 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNKEEPERS USA TRUST
QUARTERLY RESULTS OF OPERATIONS AND OTHER DATA


(UNAUDITED)                                       FIRST          SECOND          THIRD        FOURTH
(IN THOUSANDS, EXCEPT PER SHARE DATA)            QUARTER        QUARTER         QUARTER       QUARTER        TOTAL
---------------------------------------------------------------------------------------------------------------------
1999
OPERATING DATA:
Total revenue (1)                                 $26,015       $29,710         $31,784       $26,851      $114,360
Income before minority interest (1)                 8,484        11,592          13,919         8,553        42,548
Net income (1)                                      7,106        10,077          12,299         7,166        36,648
Basic earnings per share (1)(2)                      0.14          0.22            0.29          0.14          0.78
Diluted earnings per share (1)(2)                    0.13          0.22            0.29          0.14          0.78

OTHER DATA:
FFO (3)                                           $17,196       $20,972         $23,258       $17,942       $79,368
FFO per share (3)(2)                                 0.37          0.45            0.50          0.38          1.70
=====================================================================================================================

1998
OPERATING DATA:
Total revenue (1)                                 $23,856       $26,645         $29,232       $24,034      $103,767
Income before minority interest and
     other nonrecurring items (1)                   7,582        11,353          14,543         8,635        42,113
Net income (1)                                      3,357         9,455          12,740         7,612        33,164
Basic earnings per share (1)(4)                      0.19          0.25            0.30          0.15          0.89
Diluted earnings per share (1)(4)                    0.18          0.25            0.30          0.15          0.88

OTHER DATA:
FFO (3)                                           $15,023       $18,979         $22,282       $16,684       $72,968
FFO per share (3)                                    0.37          0.44            0.48          0.36          1.65
=====================================================================================================================

1997
OPERATING DATA:
Total revenue (1)                                 $12,725       $15,144         $20,831       $18,113       $66,813
Income before minority interest                     5,581         6,902           9,248         7,482        29,213
Net income                                          4,230         5,439           7,353         5,761        22,783
Basic earnings per share (2)                         0.19          0.24            0.25          0.18          0.85
Diluted earnings per share (2)                       0.19          0.24            0.25          0.17          0.85

OTHER DATA:
FFO (3)                                            $8,798       $10,684         $14,856       $13,180       $47,518
FFO per share (3)(2)                                 0.32          0.38            0.41          0.33          1.43
=====================================================================================================================

(1) The quarterly information for 1999 and 1998 is presented without regard to the application of EITF 98-9.
(2) The sum of the quarters may not equal the weighted average for the year due to rounding.
(3) See "Funds From Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4)  Before extraordinary loss.

The following financial statements are included herein on the pages indicated.

INNKEEPERS USA TRUST

         Report of Independent Accountants....................................37

         Consolidated Balance Sheets at December 31, 1999
         and 1998.............................................................38

         Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997.....................................39

         Consolidated Statements of Shareholders' Equity for
         the years ended December 31, 1999, 1998 and 1997.....................40

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997.....................................41

         Notes to Consolidated Financial Statements...........................42


INNKEEPERS HOSPITALITY

         Report of Independent Accountants....................................55

         Combined Balance Sheets at December 31, 1999 and 1998................56

         Combined Statements of Income for the years ended
         December 31, 1999, 1998 and 1997 ....................................57

         Combined Statements of Shareholders' Equity for the
         years ended December 31, 1999, 1998 and 1997 ........................58

         Combined Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997 ....................................59

         Notes to Combined Financial Statements...............................60

FINANCIAL STATEMENT SCHEDULE OF INNKEEPERS USA TRUST

         Report of Independent Accountants....................................64

         Schedule 3 - Real Estate and Accumulated Depreciation
         at December 31, 1999.................................................65

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Innkeepers USA Trust

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Innkeepers USA Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Dallas, Texas
February 25, 2000

INNKEEPERS USA TRUST
CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     1999            1998
------------------------------------------------------------------------------------------------------------
ASSETS
Investment in hotel properties:
   Land and improvements                                                           $  95,891       $  90,103
   Buildings and improvements                                                        628,266         573,846
   Furniture and equipment                                                           102,392          87,828
   Renovations in process                                                                456          12,228
   Hotels under development                                                            4,366             216
------------------------------------------------------------------------------------------------------------
                                                                                     831,371         764,221
   Accumulated depreciation                                                          (99,487)        (65,923)
------------------------------------------------------------------------------------------------------------
   Net investment in hotel properties                                                731,884         698,298

Cash and cash equivalents                                                              4,404           2,642
Restricted cash and cash equivalents                                                  12,272           6,893
Due from Lessees                                                                      12,484          10,699
Deferred expenses, net                                                                 3,965           4,191
Deposits under purchase agreements                                                        --           1,000
Other assets                                                                           1,691           1,391
------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $ 766,700       $ 725,114
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                               $ 243,875       $ 191,183
Accounts payable and accrued expenses                                                  6,844           6,714
Distributions payable                                                                 13,067          13,023
Minority interest in Partnership                                                      59,457          59,802
------------------------------------------------------------------------------------------------------------
      Total liabilities                                                              323,243         270,722
------------------------------------------------------------------------------------------------------------

Commitments (note 8)

Shareholders' equity:
   Preferred shares, $0.01 par value, 20,000,000 shares
      authorized, 4,630,000 shares issued and outstanding
      at December 31, 1999 and 1998                                                  115,750         115,750
   Common shares, $0.01 par value, 100,000,000 shares
      authorized, 34,676,586 and 34,541,586 issued and outstanding
      at December 31, 1999 and 1998, respectively                                        347             345
   Additional paid-in capital                                                        367,191         365,711
   Unearned compensation                                                              (5,144)         (4,901)
   Distributions in excess of net earnings                                           (34,687)        (22,513)
------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                     443,457         454,392
------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                   $ 766,700       $ 725,114
============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1999, 1998 and 1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
Revenue:
   Percentage Lease revenue                                                $ 112,839       $ 103,022       $  65,433
   Other revenue                                                               1,521             745           1,380
--------------------------------------------------------------------------------------------------------------------
      Total revenue                                                          114,360         103,767          66,813
--------------------------------------------------------------------------------------------------------------------

Expenses:
   Depreciation                                                               36,820          30,855          18,305
   Amortization of franchise costs                                                71              73              37
   Ground rent                                                                   460             453             402
   Interest expense                                                           16,818          15,149           9,255
   Amortization of loan origination fees                                         974           1,047           1,185
   Real estate and personal property taxes and property insurance             11,728           9,888           5,645
   General and administrative                                                  3,590           3,645           2,347
   Amortization of unearned compensation                                       1,351             544             424
--------------------------------------------------------------------------------------------------------------------
      Total expenses                                                          71,812          61,654          37,600
--------------------------------------------------------------------------------------------------------------------

Income before minority interest and other nonrecurring items                  42,548          42,113          29,213
Minority interest, common                                                     (1,207)         (1,829)         (1,879)
Minority interest, preferred                                                  (4,693)         (4,693)         (4,551)
Gain on sale of hotels, net                                                       --             333              --
Extraordinary loss                                                                --          (2,760)             --
--------------------------------------------------------------------------------------------------------------------
Net income                                                                    36,648          33,164          22,783
Preferred share dividends                                                     (9,983)         (6,184)             --
--------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders                               $  26,665       $  26,980       $  22,783
====================================================================================================================

Earnings per share data:
   Basic-before extraordinary loss                                         $    0.78       $    0.89       $    0.85
   Extraordinary loss                                                             --            0.08              --
--------------------------------------------------------------------------------------------------------------------
   Basic                                                                   $    0.78       $    0.81       $    0.85
====================================================================================================================

   Diluted-before extraordinary loss                                       $    0.78       $    0.88       $    0.85
   Extraordinary loss                                                             --            0.08              --
--------------------------------------------------------------------------------------------------------------------
   Diluted                                                                 $    0.78       $    0.80       $    0.85
====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1999, 1998 and 1997 (IN THOUSANDS, EXCEPT SHARE DATA)


                                             PREFERRED SHARES                 COMMON SHARES
                                        --------------------------      --------------------------
                                                        REDEMPTION                         PAR
                                          SHARES           VALUE          SHARES          VALUE
--------------------------------------------------------------------------------------------------
Balance at December 31, 1996                    --              --      22,322,498      $      223
==================================================================================================

Issuance of restricted shares                   --              --         150,964               1
Amortization of unearned
   compensation                                 --              --              --              --
Common share offering, net                      --              --      10,284,000             103
Dividend reinvestment and share
   purchase plan, net                           --              --           1,421              --
Shelf registration statement costs              --              --              --              --
Conversion of common units                      --              --          89,725               1
Allocation from minority interest               --              --              --              --
Net income                                      --              --              --              --
Distributions declared ($1.02 per
   common share)                                --              --              --              --
--------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    --              --      32,848,608             328
==================================================================================================

Issuance of restricted shares                   --              --         384,688               4
Amortization of unearned
   compensation                                 --              --              --              --
Preferred share offering, net            4,630,000      $  115,750              --              --
Dividend reinvestment and share
   purchase plan, net                           --              --           2,917              --
Shelf registration statement costs              --              --              --              --
Conversion of common units                      --              --       1,305,373              13
Allocation to minority interest                 --              --              --              --
Net income                                      --              --              --              --
Distributions declared ($1.12 per
   common share)                                --              --              --              --
Distributions declared ($1.50 per
   preferred share)                             --              --              --              --
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998             4,630,000         115,750      34,541,586             345
==================================================================================================

Issuance of restricted shares                   --              --         135,000               2
Amortization of unearned
   compensation                                 --              --              --              --
Dividend reinvestment and share
   purchase plan, net                           --              --              --              --
Shelf registration statement costs              --              --              --              --
Allocation from minority interest               --              --              --              --
Net income                                      --              --              --              --
Distributions declared ($1.12 per
   Common share)                                --              --              --              --
Distributions declared ($2.16 per
   Preferred share)                             --              --              --              --
--------------------------------------------------------------------------------------------------
Balance at December 31, 1999             4,630,000      $  115,750      34,676,586      $      347
==================================================================================================
                                        ADDITIONAL                      DISTRIBUTIONS        TOTAL
                                          PAID-IN         UNEARNED       IN EXCESS OF    SHAREHOLDERS'
                                          CAPITAL       COMPENSATION     NET EARNINGS        EQUITY
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1996            $  213,692       $     (138)      $   (6,172)      $  207,605
=====================================================================================================

Issuance of restricted shares                2,097           (2,098)              --               --
Amortization of unearned
   compensation                                 --              424               --              424
Common share offering, net                 135,183               --               --          135,286
Dividend reinvestment and share
   purchase plan, net                           19               --               --               19
Shelf registration statement costs             (88)              --               --              (88)
Conversion of common units                   1,190               --               --            1,191
Allocation from minority interest            3,735               --               --            3,735
Net income                                      --               --           22,783           22,783
Distributions declared ($1.02 per
   common share)                                --               --          (28,317)         (28,317)
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1997               355,828           (1,812)         (11,706)         342,638
=====================================================================================================

Issuance of restricted shares                3,629           (3,633)              --               --
Amortization of unearned
   compensation                                 --              544               --              544
Preferred share offering, net               (4,198)              --               --          111,552
Dividend reinvestment and share
   purchase plan, net                           37               --               --               37
Shelf registration statement costs             (59)              --               --              (59)
Conversion of common units                  19,141               --               --           19,154
Allocation to minority interest             (8,667)              --               --           (8,667)
Net income                                      --               --           33,164           33,164
Distributions declared ($1.12 per
   common share)                                --               --          (37,787)         (37,787)
Distributions declared ($1.50 per
   preferred share)                             --               --           (6,184)          (6,184)
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1998               365,711           (4,901)         (22,513)         454,392
=====================================================================================================

Issuance of restricted shares                1,592           (1,594)              --               --
Amortization of unearned
   compensation                                 --            1,351               --            1,351
Dividend reinvestment and share
   purchase plan, net                          (90)              --               --              (90)
Shelf registration statement costs             (61)              --               --              (61)
Allocation from minority interest               39               --               --               39
Net income                                      --               --           36,648           36,648
Distributions declared ($1.12 per
   Common share)                                --               --          (38,839)         (38,839)
Distributions declared ($2.16 per
   Preferred share)                             --               --           (9,983)          (9,983)
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1999            $  367,191       $   (5,144)      $  (34,687)      $  443,457
=====================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1999, 1998 and 1997
(IN THOUSANDS, EXCEPT SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES)

                                                                             1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                              $  36,648       $  33,164       $  22,783
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                        39,216          32,519          19,951
         Minority interests                                                    5,900           6,522           6,430
         Gain on sale of hotels, net                                              --            (333)             --
         Extraordinary loss                                                       --           2,760              --
         Changes in operating assets and liabilities:
            Due from Lessees                                                  (1,785)         (6,282)           (876)
            Other assets                                                        (300)           (105)           (632)
            Accounts payable and accrued expenses                                130           2,253           1,547
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                            79,809          70,498          49,203
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investment in hotel properties                                            (68,810)       (177,966)       (239,180)
   Proceeds from sale of hotels                                                   --          19,950              --
   Net deposits into restricted cash accounts                                 (5,379)           (145)         (2,348)
   Payments for franchise fees                                                    --            (102)           (166)
   Deposits under purchase agreements                                             --          (1,000)         (5,050)
--------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                               (74,189)       (159,263)       (246,744)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from debt issuance                                               131,821         337,149         221,628
   Payments on debt                                                          (79,129)       (306,421)       (161,913)
   Dividend reinvestment plan and shelf registration costs paid                 (151)            (22)            (88)
   Distributions paid to unit holders                                         (6,436)         (7,573)         (5,062)
   Distributions paid to shareholders                                        (48,784)        (41,093)        (24,798)
   Redemption of units                                                          (178)         (3,568)             --
   Proceeds from issuance of common shares, net                                   --              --         135,305
   Proceeds from issuance of preferred shares, net                                --         111,552              --
   Loan origination fees and costs paid                                       (1,001)         (2,845)         (3,642)
--------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                     (3,858)         87,179         161,430
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           1,762          (1,586)        (36,111)
Cash and cash equivalents at beginning of year                                 2,642           4,228          40,339
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $   4,404       $   2,642       $   4,228
====================================================================================================================
Supplemental cash flow information:
   Interest paid                                                           $  16,696       $  15,136       $   9,256
====================================================================================================================

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

         The Company issued 2,307,763 Common Units, with a deemed value at the time of issuance of $33,995,000, for the acquisition of 11 hotel properties during the year ended December 31, 1997.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at December 31, 1999, owned interests in 67 hotels with an aggregate of 8,138 rooms/suites (the "Hotels") through its general partnership interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 44 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one TownePlace Suites by Marriott hotel, one Comfort Inn hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 23 states, with 11 hotels located in California, 5 each in Florida, Washington and Michigan, and 4 each in Texas, Illinois and Pennsylvania.

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Innkeepers and the Partnership after elimination of all significant intercompany accounts and transactions.

INVESTMENT IN HOTEL PROPERTIES

         Hotel properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (five years for furniture and equipment, 15 years for land improvements and 40 years for buildings and improvements). Costs directly related to the acquisition and development of hotels are capitalized. Real estate taxes, insurance and interest incurred during the development period are also capitalized.

         Routine repairs and maintenance at the Hotels are the responsibility of the Lessees and are charged to expense as incurred; major renewals and betterments are the responsibility of the Company and are capitalized. Upon sale or disposition, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

         The Company periodically reviews the carrying value of each hotel property to determine if circumstances exist indicating an impairment in the carrying value of the investment or that depreciation periods should be modified. If impairment is indicated, the carrying value of the hotel property is adjusted based on the estimated discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investments in hotel properties.

CASH AND CASH EQUIVALENTS

         All highly liquid debt investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits.

         Restricted cash and cash equivalents include amounts the Company must make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures at the Hotels and amounts held in escrow by certain lenders for the payment of insurance, real estate taxes and certain capital expenditures.

DEFERRED EXPENSES

         Deferred expenses are recorded at cost and consist primarily of loan origination fees and costs and franchise application and transfer fees. Loan origination fees and costs are amortized using the interest method over the original terms of the related indebtedness, which are three to 12 years. Amortization of franchise fees is computed using the straight-line method over the original lives of the franchise agreements which range from approximately three to 13 years.

DEPOSITS UNDER PURCHASE AGREEMENTS

         Deposits under purchase agreements represent payments made by the Company to the sellers of certain hotels under purchase and sale agreements. Generally, these amounts are held in escrow until the closing of the purchase of the hotel properties.

MINORITY INTEREST

         Minority interest represents the limited partners' proportionate share in the equity of the Partnership. Income is allocated to the preferred unit holders based on their priority in net income of the Partnership; then, income is allocated to the common unit holders based on their weighted average percentage ownership in the Partnership.

REVENUE RECOGNITION

         Each Hotel is leased by the Company to the Lessees under a Percentage Lease agreement which provides for minimum base rent ("Base Rent") and percentage rent based on fixed percentages of room revenue in excess of certain specified levels ("Percentage Rent"). Base Rent is paid monthly and Percentage Rent is paid on a schedule set forth in each Percentage Lease. Percentage Rent is paid no later than 25 days subsequent to the end of each calendar quarter.

         Percentage Lease revenue is reported as income over the lease term as it becomes receivable from the Lessees in accordance with the provisions of the Percentage Leases.

STOCK BASED COMPENSATION

         The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

DISTRIBUTIONS

         The Company intends to pay regular quarterly distributions which, at a minimum, will be sufficient for the Company to maintain its REIT status.

INCOME TAXES

         The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code and, generally, pays only minimal amounts of federal income taxes. Earnings and profits, which determine the taxability of distributions to common shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation for federal tax purposes.

         Distributions on the Company's preferred shares are taxable as ordinary income. The following table sets forth certain per share information regarding the Company's common share distributions for the years ended December 31, 1999, 1998 and 1997:

                                                      1999       1998       1997
                   -------------------------------------------------------------
                   Total distribution                 $1.12      $1.12     $1.02
                   Ordinary income                    $1.12      $1.06     $0.88
                   Return of capital                  $  --      $0.05     $0.14
                   Unrecaptured Section 1250 gain     $  --      $0.01     $  --

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

         The fair value of debt is not materially different from its carrying amount and is estimated based on current rates offered to the Company for similar debt.

2.       ACQUISITIONS AND SALES OF HOTEL PROPERTIES

         The Company acquired the following hotel properties during the years ended December 31, 1999, 1998 and 1997:


                                        NUMBER OF        DATE         PURCHASE
HOTEL                                 SUITES/ROOMS     ACQUIRED         PRICE
--------------------------------------------------------------------------------
Residence Inn-Eden Prairie, MN            126           1/4/97       $11,250,000
Residence Inn-Addison, TX                 150           2/1/97        14,500,000
Residence Inn-Arlington, TX               114           2/1/97        10,500,000
Summerfield Suites, 7 hotels              855           6/20/97          (a)
Sierra Suites, 2 hotels (b)               202           6/20/97          (a)
Hampton Inn, 3 hotels                     368           6/26/97       19,100,000
Residence Inn-Shelton, CT                  96          10/31/97       11,150,000
Residence Inn, 8 hotels                   840          12/30/97       59,500,000
Residence Inn-Bothell, WA                 120           1/9/98        11,750,000
Residence Inn, 5 hotels                   616           1/14/98       83,000,000
Sierra Suites-Westborough, MA (b)         113           6/22/98        7,900,000
Residence Inn-Gaithersburg, MD            132           7/10/98          (c)
Residence Inn-Atlanta, GA                 120           10/9/98          (c)
Residence Inn-San Jose (South), CA        150           11/6/98          (c)
Residence Inn-Richmond NW, VA             104           1/8/99           (c)
Residence Inn-Chicago (Rosemont), IL      192           1/8/99           (c)
Residence Inn-Detroit (Livonia), MI       112           3/12/99          (c)
TownePlace Suites-Horsham, PA              95           5/20/99        8,000,000

(a)  Aggregate purchase price of $118,547,000
(b)  Hotel sold on October 23, 1998
(c)  Aggregate purchase price of $89,100,000

         These acquisitions have been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying financial statements since the date of acquisition.

         On October 23, 1998 the Company sold its three Sierra Suites hotels for $19,950,000 to an affiliate of Rolf Ruhfus (the "Sierra Suites Buyer"), a trustee of the Company and a director of the Summerfield Lessee. The Company acquired two of the Sierra Suites hotels from affiliates of Mr. Ruhfus in July 1997, in connection with its acquisition of six Summerfield Suites hotels, and developed the third Sierra Suites hotel in 1998. In connection with the July 1997 acquisition, (a) the Company obtained the right to terminate the Summerfield Leases for its Sierra Suites hotels in certain circumstances and (b) affiliates of Mr. Ruhfus obtained the right to acquire from the Company any Sierra Suites hotels with respect to which the Company exercised its right to terminate the Summerfield Leases, for purchase prices equal to the Company's investment in those hotels. When the Sierra Suites brand was acquired by affiliates of Wyndham in June 1998, the Company terminated the leases for its three Sierra Suites hotels. The Sierra Suites Buyer then exercised its right to acquire those hotels. When the Company acquired two of the Sierra Suites hotels in July 1997, a portion of the purchase price was paid with 233,612 Common Units (as defined in Note 4). In connection with the sale of three Sierra Suites hotels in October 1998, the Company redeemed 233,612 Common Units with a deemed value of $3,504,000, which was applied to the purchase price.

3.       DEBT

         Debt is comprised of the following at December 31, 1999 and 1998:

                                    INTEREST RATE            MONTHLY PAYMENT                      PRINCIPAL BALANCE
                                    ----------------       ----------------------                 -----------------
                                    1999        1998       AMOUNT       BEGINNING    MATURITY      1999       1998
                                    ----        ----       ------       ---------    --------      ----       ----
                                                                                                 (000's)     (000's)
VARIABLE RATE DEBT
Line of Credit                      7.69%       6.70%            (1)           (1)     2/2001     $45,000     $48,450
Industrial development bonds        4.50        3.10             (1)           (1)    12/2014      10,000      10,000
FIXED RATE DEBT
First mortgage note                 5.00        5.00      $  23,526        N/A         8/2001       3,217       3,358
Second mortgage note                7.00        7.00        141,331        N/A         6/2010      17,650      18,094
First Term Loan                     8.17        8.17        256,250        N/A        10/2007      28,606      29,281
Second Term Loan                    8.15        8.15        355,236      4/1999(2)     3/2009      41,402      42,000
Third Term Loan                     7.02        7.02        292,467      4/2000(2)     3/2010      40,000      40,000
Fourth Term Loan                    7.16         --         436,918     10/2002(2)    10/2009      58,000          --
                                 ------------ --------- -------------- ------------ ----------- ----------- ----------
                                                                                                 $243,875    $191,183
                                 =====================================================================================

(1) Interest only payments are due monthly.
(2) Interest only is due monthly until principal amortization begins at the date indicated.

         The industrial development bonds bear interest at a variable rate which is based upon the 30-day yield of a group of tax exempt securities selected by an independent party. The industrial development bonds are collateralized by letters of credit which have an annual fee of 1.25%.

         On February 19, 1998, the Company obtained a new $250 million line of credit (the "Line of Credit"). The Line of Credit is uncollateralized and has a maximum borrowing amount of $250,000,000. The interest rate on the Line of Credit is LIBOR plus 122.5 to 162.5 basis points. The Company has bank funding commitments remaining under its Line of Credit of approximately $195,000,000 at December 31, 1999. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. The Company utilized the Line of Credit to repay borrowings outstanding on the Company's previous line of credit (the "Previous Line of Credit"). Upon closing of the Line of Credit, the Previous Line of Credit was extinguished and the loan origination fees and costs associated with the Previous Line of Credit were expensed immediately and recognized as an extraordinary loss of approximately $2,760,000 in February 1998.

         In March 1999, the Company entered into an interest rate cap agreement with a notional amount of $100,000,000 and a term of one year. The agreement effectively caps the interest rate on $100,000,000 of borrowings on the Line of Credit at 7.625%.

         At December 31, 1999, 34 of the Company's hotel properties collateralized the fixed rate debt described previously and 33 of the Company's hotel properties were unencumbered. Under the Company's loan agreements, the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at December 31, 1999 and 1998.

         Aggregate annual principal payments for the Company's debt at December 31, 1999 are as follows (in thousands):

                               2000                              $  2,701
                               2001                                51,081
                               2002                                 3,480
                               2003                                 4,577
                               2004                                 4,905
                               Thereafter                         177,131
                               --------------------------------------------
                                                                 $243,875
                               ============================================

         The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness was approximately 29.3% of its investment in hotels, at cost, at December 31, 1999.

4.       CAPITAL SHARES AND PARTNERSHIP EQUITY

         The Board of Trustees is authorized to provide for the issuance of 100 million common shares and 20 million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

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

         Pursuant to the Partnership's partnership agreement, limited partners who hold common units of limited partnership interest in the Partnership ("Common Units") have redemption rights ("Redemption Rights") which enable them to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. Substantially all of the Redemption Rights are currently effective. The aggregate number of Common Units outstanding was 1,563,022 and 1,540,294 at December 31, 1999 and 1998, respectively.

         Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Class B Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem each of their Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. The Class B Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed. The aggregate number of Class B Preferred Units outstanding was 4,063,329 at December 31, 1999 and 1998.

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

5.       PERCENTAGE LEASE REVENUE

         For the years ended December 31, 1999, 1998 and 1997, Percentage Lease revenue consisted of Base Rents of $60,145,000, $57,851,000 and $25,580,000,
respectively, and Percentage Rents in excess of Base Rents of $52,694,000, $45,171,000 and $39,853,000, respectively.

         The Lessees have future minimum Base Rent commitments to the Company under the Percentage Lease agreements. Minimum future Base Rent revenue under the Percentage Lease agreements, assuming no further increases in Base Rent pursuant to increases in the Consumer Price Index, are as follows through the year 2012 (in thousands):

                               YEAR                              AMOUNT
                               ----                              ------
                               2000                             $62,315
                               2001                              62,315
                               2002                              62,315
                               2003                              62,315
                               2004                              59,002
                               Thereafter                       287,702
                               -----------------------------------------
                                                               $595,964
                               =========================================

         The Company must rely on the Lessees to generate sufficient cash flow from the operation of the Hotels to enable the Lessees to meet the rent obligations under the Percentage Leases. The obligations of the Summerfield Lessee under its Percentage Lease (and related) agreements are collateralized by a $5,533,484 irrevocable letter of credit. The obligations of the IH Lessee under its Percentage Leases are not collateralized and the IH Lessee has only nominal assets, other than working capital. The Lessees have met all rent obligations when due under the Percentage Leases.

6.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 (in thousands, except share and per share data):

                                                                        1999               1998               1997
----------------------------------------------------------------------------------------------------------------------
NUMERATOR:
     Net income                                                     $     36,648       $     33,164       $     22,783
     Preferred share dividends                                            (9,983)            (6,184)                --
----------------------------------------------------------------------------------------------------------------------
     Net income applicable to common shareholders                         26,665             26,980             22,783
     Extraordinary loss                                                       --              2,760                 --
----------------------------------------------------------------------------------------------------------------------
     Net income applicable to common shareholders before
         extraordinary loss                                         $     26,665       $     29,740       $     22,783
======================================================================================================================
DENOMINATOR:
     Denominator for basic earnings per share --
         weighted-average shares                                      34,068,943         33,482,451         26,653,835
     Effect of dilutive securities:
         Stock options                                                    12,539            167,311            260,318
         Restricted shares                                                67,626             23,679             19,198
----------------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share -- adjusted
         weighted average shares and assumed conversions              34,149,108         33,673,441         26,933,351
======================================================================================================================

EARNINGS PER SHARE DATA:
     Basic-before extraordinary loss                                $       0.78       $       0.89       $       0.85
     Extraordinary loss                                                       --               0.08                 --
----------------------------------------------------------------------------------------------------------------------
     Basic                                                          $       0.78       $       0.81       $       0.85
======================================================================================================================
     Diluted-before extraordinary loss                              $       0.78       $       0.88       $       0.85
     Extraordinary loss                                                       --               0.08                --
----------------------------------------------------------------------------------------------------------------------
     Diluted                                                        $       0.78       $       0.80       $       0.85
======================================================================================================================

         The Series A Preferred Shares and most of the options granted (as discussed in Note 7) are anti-dilutive and not included in the calculation of diluted earnings per share.

7.       SHARE OPTION AND RESTRICTED COMMON SHARE PLANS

         The Company's share incentive plan for employees and officers (the "1994 Plan") reserves 2,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 900,000 restricted shares and performance shares under the 1994 Plan. Restricted shares have voting and dividend rights from the date granted.

         The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning outstanding common share options granted under the 1994 Plan.

                                                COMMON         WEIGHTED AVERAGE
                GRANTED                         SHARES             OPTION PRICE
--------------------------------------------------------------------------------
                 1994                          250,000                   $10.00
                 1995                           20,000                     8.88
                 1996                          156,000                     9.75
                 1997                        1,292,500                    13.31
                 1998                            8,500                    13.03
                 1999                          310,500                    10.26
--------------------------------------------------------------------------------
                                             2,037,500                   $12.12
================================================================================

         Of the 2,037,500 common share options granted, 261,310 are incentive share options and 1,776,190 are non-qualified options. As of December 31, 1999, 1,340,080 common share options with a weighted average exercise price of $12.32 were vested and no common share options have been exercised, forfeited or terminated. The incentive share options and non-qualified options vest over varying periods, not exceeding ten and five years, respectively.

         Under the 1994 Plan, the Company has granted restricted shares to employees as follows:

       GRANT DATE      RESTRICTED SHARES    VESTING PERIOD     VESTING BEGINNING
--------------------------------------------------------------------------------
      May 7, 1997            118,750          Seven years      February 7, 1997
    January 1, 1998           29,688           Six years        January 1, 1998
    October 9, 1998          355,000          Five years        January 1, 1999
    January 1, 1999          135,000          Five years        January 1, 1999

         Of the 638,438 restricted shares granted under the 1994 Plan, 38,873 restricted shares were vested at December 31, 1999.

         The Company's trustees share incentive plan provides for the granting of incentive share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant.

         The Company has granted an aggregate of 38,000 non-qualified options to trustees. The table below delineates information concerning outstanding common share options granted under its trustees plan.

                                                COMMON         WEIGHTED AVERAGE
                GRANTED                         SHARES             OPTION PRICE
--------------------------------------------------------------------------------
                 1994                           15,000                   $10.00
                 1996                            3,000                    11.75
                 1997                            8,000                    14.27
                 1998                            6,000                    14.19
                 1999                            6,000                     9.99
--------------------------------------------------------------------------------
                                                38,000                   $11.70
================================================================================

         The common share options vest over varying periods not exceeding five years. As of December 31, 1999, 38,000 common share options with a weighted average exercise price of $11.70 were vested and no common share options have been exercised, forfeited or terminated.

         The Company has also granted 56,214 restricted shares to its non-employee trustees, which vest over varying periods not to exceed five years. At December 31, 1999, 50,602 restricted shares were vested.

         The following unaudited pro forma net income and net income per share of the Company are presented as if compensation cost for the Company's share option grants were recorded in the statements of income. The pro forma net income and net income per share are not necessarily indicative of the operating results of the Company, nor do they purport to represent the results of operations of future periods.

         The fair value of each share option granted in 1999, 1998 and 1997 was $1.08, $1.92 and $1.97 and is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions: (1) dividend of 7.0% to 11% on the common shares, (2) expected volatility of approximately 25% to 30% in the Company's common share price, (3) a risk-free interest rate of 5.3% to 6.6% and (4) an expected option life of three to six years. Compensation cost for options granted to employees and trustees, on a pro forma basis, was $562,000, $526,000 and $1,416,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------
                                         1999                        1998                        1997
---------------------------------------------------------------------------------------------------------------
                                   AS            PRO           AS            PRO           AS            PRO
                                REPORTED        FORMA       REPORTED        FORMA       REPORTED        FORMA
---------------------------------------------------------------------------------------------------------------
Net income applicable to
     common shareholders        $  26,665     $  26,119     $  26,980     $  26,477     $  22,783     $  21,458
Diluted earnings per share      $    0.78     $    0.76     $    0.80     $    0.79     $    0.85     $    0.80


8.       COMMITMENTS

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

         Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance for the Hotels. Additionally, the Company must make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels (subject to certain exceptions as described below). The Second Term Loan and Third Term Loan require that the Company make available for such purposes, at the Hotels collateralizing those loans, a total of 5.0% of gross revenues from such Hotels. The Fourth Term Loan requires that the Company make available for such purposes, at the Hotels collateralizing that loan, a total of 4.5% of room revenues from such Hotels, subject to adjustment as described in the loan agreement.

         The IH Lessee's Marriott management agreements require the Company to set-aside between 2% and 5% of room revenue for certain capital expenditures at the Marriott managed hotels (the "FF&E Escrow"). The Marriott management agreements also require the Company to fund certain capital expenditures in addition to the FF&E Escrow. The IH Lessee's Marriott management and franchise agreements require the Company to maintain its Marriott hotels in accordance with its brand standards which may require the Company to spend amounts in addition to the previously described requirements.

         The Company has two fifty-year term ground leases expiring July 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties. Minimum annual rent payable under these leases is approximately $468,000 in the aggregate, subject to increase based on increases in the consumer price index.

         With respect to 14 of the Hotels, if the Company were to sell those hotels in a taxable transaction, the Company could become liable for certain unitholders' tax liabilities resulting from such sale.

9.       RELATED PARTY TRANSACTIONS

         The Company has paid $100,000 to the IH Lessee for shared personnel and services in each of the years ended December 31, 1999, 1998 and 1997. This amount has been recorded in general and administrative expense in the statements of income.

         The Company places substantially all of its insurance with a full service commercial insurance broker that has a specialty in brokering insurance for hotels. The broker is a private company of which Jack P. DeBoer, a trustee of the Company, owns 47% of the stock. For the years ended December 31, 1999 and 1998, the gross amount of premiums paid by the Company for insurance placed by this broker was approximately $710,000 and $930,000, respectively.

         On March 11, 1996, an entity controlled by the Chief Executive Officer of the Company (the "Seller") purchased a vacant parcel of land in Tysons Corner, Virginia for $915,000. The Seller then began the process of obtaining the governmental approvals necessary to build a hotel on the land and incurred costs of approximately $70,000 in such efforts. In September 1997, the Seller contracted to sell the land to Summerfield Hotel Corporation ("SHC") for $2,400,000. SHC then continued the process of obtaining the governmental approvals and incurred costs of approximately $200,000. In October 1998, SHC failed to close on the purchase of the land and forfeited its deposit under the purchase agreement. The Seller received several offers from unrelated buyers to purchase the land for amounts approximating the SHC price between October 1998 and May 1999 and on May 26, 1999, the Company entered into a contract to purchase the land for $2,400,000 from the Seller. The Company is developing a 120-room Residence Inn by Marriott hotel on the land at a cost of approximately $11,600,000 (for a total development cost of approximately $14,000,000) and anticipates opening the hotel during the fourth quarter of 2000. The land and development costs are expected to be funded through the Line of Credit and available cash.

         See also Note 2, Acquisitions and Sales of Hotel Properties.

10.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                                                         1999            1998
-----------------------------------------------------------------------------------------------
Revenue:
     Percentage Lease revenue                                         $ 113,371       $ 111,216
     Other revenue                                                        1,521             745
-----------------------------------------------------------------------------------------------
         Total revenue                                                  114,892         111,961
-----------------------------------------------------------------------------------------------

Expenses:
     Depreciation                                                        36,970          33,807
     Amortization of franchise costs                                         71              73
     Ground rent                                                            460             453
     Interest expense                                                    17,095          17,936
     Amortization of loan origination fees                                  974           1,047
     Real estate and personal property taxes and property
         insurance                                                       11,772          11,564
     General and administrative                                           3,590           3,645
     Amortization of unearned compensation                                1,351             544
-----------------------------------------------------------------------------------------------
         Total expenses                                                  72,283          69,069
-----------------------------------------------------------------------------------------------

Income before minority interest                                          42,609          42,892
Minority interest, common                                                (1,201)         (1,213)
Minority interest, preferred                                             (4,693)         (4,693)
-----------------------------------------------------------------------------------------------
Net income                                                               36,715          36,986
Preferred share dividends                                                (9,983)         (9,983)
-----------------------------------------------------------------------------------------------
Net income applicable to common shareholders                          $  26,732       $  27,003
===============================================================================================

Diluted earnings per share                                            $    0.78       $    0.78
===============================================================================================

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2000, the SEC staff issued Staff Accounting Bulletin No. 101 on revenue recognition. While the bulletin will have no impact on the Company's revenue recognition in its annual financial statements, it may effect the Company's revenue recognition in its interim financial statements. The Company is currently evaluating this impact, if any.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Innkeepers Hospitality

         In our opinion, the accompanying combined balance sheets and the related combined statements of income, of shareholders' equity and cash flows present fairly, in all material respects, the financial position of Innkeepers Hospitality (as described in Note 1) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Innkeepers Hospitality's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Dallas, Texas
February 29, 2000

INNKEEPERS HOSPITALITY
COMBINED BALANCE SHEETS
December 31, 1999 and 1998
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         1999           1998
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                         $ 17,849       $ 13,562
     Marketable securities                                                2,690          2,366
     Accounts receivable, net                                             4,848          4,384
     Prepaid expenses                                                       538            443
----------------------------------------------------------------------------------------------

         Total current assets                                            25,925         20,755

Other assets                                                                104            158
----------------------------------------------------------------------------------------------

Total assets                                                           $ 26,029       $ 20,913
==============================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                  $  3,734       $  4,139
     Accrued expenses                                                     3,879          3,466
     Payable to Manager                                                   5,159          2,442
     Due to Partnership                                                  11,735          9,882
----------------------------------------------------------------------------------------------

         Total current liabilities                                       24,507         19,929

Other long-term liabilities                                                 937            745
----------------------------------------------------------------------------------------------

         Total liabilities                                               25,444         20,674
----------------------------------------------------------------------------------------------

Commitments and contingencies (Note 3)

Shareholders' equity:
   Common shares, $1 par value, 8,000 and 7,000 shares
     authorized, issued and outstanding at December 31, 1999
     and 1998, respectively                                                   8              7
   Additional paid-in capital                                               290             --
   Unrealized gain (loss) on marketable securities                         (753)            26
   Retained earnings                                                      1,040            206
----------------------------------------------------------------------------------------------

     Total shareholders' equity                                             585            239
----------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                        $ 26,029       $ 20,913
==============================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF INCOME
For the years ended December 31, 1999, 1998 and 1997
(in thousands)


                                                           1999            1998            1997
-------------------------------------------------------------------------------------------------
Gross operating revenue:
   Rooms                                                $ 204,539       $ 179,366       $ 117,170
   Food and beverage                                          151             290             636
   Telephone                                                6,347           5,468           4,167
   Other                                                    4,043           3,455           2,530
-------------------------------------------------------------------------------------------------
     Gross operating revenue                              215,080         188,579         124,503

Departmental expenses:
   Rooms                                                   40,538          35,603          22,637
   Food and beverage                                          183             322             583
   Telephone                                                2,034           1,847           1,480
   Other                                                    1,901           1,523           1,148
-------------------------------------------------------------------------------------------------
     Total departmental profit                            170,424         149,284          98,655
-------------------------------------------------------------------------------------------------

Unallocated operating expenses:
   General and administrative                              16,810          15,059           8,754
   Franchise and marketing fees                            12,880          11,659           8,833
   Advertising and promotions                              10,279           8,806           4,204
   Utilities                                                8,138           7,240           5,204
   Repairs and maintenance                                  8,975           8,381           5,443
   Management fees                                          4,769           2,975           2,255
-------------------------------------------------------------------------------------------------
     Total unallocated operating expenses                  61,851          54,120          34,693
-------------------------------------------------------------------------------------------------

     Gross profit                                         108,573          95,164          63,962

Insurance                                                    (970)           (955)           (779)
Lessee overhead                                            (3,468)         (2,364)         (2,210)
Percentage lease expense                                  (99,193)        (87,735)        (57,486)
-------------------------------------------------------------------------------------------------

Net income                                                  4,942           4,110           3,487

Other comprehensive income - unrealized gains
(losses) on marketable securities                            (779)           (536)            204
-------------------------------------------------------------------------------------------------

Comprehensive income                                    $   4,163       $   3,574       $   3,691
=================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1999, 1998 and 1997
(in thousands, except share data)


                                                    COMMON SHARES
                                                ---------------------                UNREALIZED
                                                                                     GAIN (LOSS)
                                                                         ADDITIONAL      ON         RETAINED        TOTAL
                                                                          PAID-IN    MARKETABLE     EARNINGS    SHAREHOLDERS'
                                                SHARES      PAR VALUE     CAPITAL    SECURITIES     (DEFICIT)       EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      3,000      $     3           --      $   358       $   (61)      $   300
=============================================================================================================================
   Net income                                        --           --           --           --         3,487         3,487
   Change in unrealized gain on
     marketable securities                           --           --           --          204            --           204
   Distributions paid                                --           --           --           --        (2,226)       (2,226)
-----------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1997                   3,000            3           --          562         1,200         1,765
=============================================================================================================================
   Issuance of common shares                      4,000            4           --           --            --             4
   Net income                                        --           --           --           --         4,110         4,110
   Change in unrealized gain on
     marketable securities                           --           --           --         (536)           --          (536)
   Distributions paid                                --           --           --           --        (5,104)       (5,104)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      7,000            7           --           26           206           239
=============================================================================================================================
   Issuance of common shares                      1,000            1           --           --            --             1
   Paid-in capital                                   --           --      $   290           --            --           290
   Net income                                        --           --           --           --         4,942         4,942
   Change in unrealized gain (loss) on
     marketable securities                           --           --           --         (779)           --          (779)
   Distributions paid                                --           --           --           --        (4,108)       (4,108)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      8,000      $     8      $   290      $  (753)      $ 1,040       $   585
=============================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(IN THOUSANDS)

                                                            1999           1998           1997
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                             $  4,942       $  4,110       $  3,487
   Adjustments  to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                               33             44             45
     Changes in operating assets and liabilities:
       Accounts receivable                                    (464)        (1,294)          (697)
       Inventory                                                --             23             44
       Prepaid expenses                                        (95)           (92)          (118)
       Other assets                                             36             --             33
       Accounts payable                                       (405)         1,078            911
       Accrued expenses                                        413          1,411            510
       Payable to Manager                                    2,717            417            391
       Other liabilities                                       192            160           (200)
       Due to Partnership                                    1,853          6,091            250
------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                 9,222         11,948          4,656
------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Advances to affiliates                                       --             --            298
   Purchase of equipment                                       (15)           (22)            (6)
   Purchase of marketable securities, net                   (1,103)        (1,127)          (410)
------------------------------------------------------------------------------------------------
     Net cash used in investing activities                  (1,118)        (1,149)          (118)
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Paid-in capital                                             290             --             --
   Distributions paid                                       (4,108)        (5,104)        (2,226)
   Issuance of common shares                                     1              4             --
------------------------------------------------------------------------------------------------
     Net cash used in financing activities                  (3,817)        (5,100)        (2,226)
------------------------------------------------------------------------------------------------

   Net increase in cash and cash equivalents                 4,287          5,699          2,312

   Cash and cash equivalents at beginning of year           13,562          7,863          5,551
------------------------------------------------------------------------------------------------

   Cash and cash equivalents at end of year               $ 17,849       $ 13,562       $  7,863
================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
NOTES TO COMBINED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Innkeepers Hospitality, Inc. and other entities with identical ownership (collectively "IH" or the "IH Lessee"), are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The principal shareholders of the IH Lessee are Jeffrey H. Fisher, who is the Chairman, Chief Executive Officer and President of Innkeepers, and Frederic M. Shaw, who is the Executive Vice President and Chief Operating Officer of Innkeepers. The IH Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at December 31, 1999 leased 60 hotels (the "IH Leased Hotels") from the Company.

The IH Lessee operates 31 of the Hotels, wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 27 of the Hotels, and an unaffiliated party operates two of the Hotels.

CASH AND CASH EQUIVALENTS

All highly liquid debt investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits.

The carrying amount of cash and cash equivalents approximates fair value.

MARKETABLE SECURITIES

Marketable securities, which primarily consist of 267,450 and 157,850 common shares of the Company at December 31, 1999 and 1998, respectively, are classified as available for sale and are carried at market value. Marketable securities also include 20,500 preferred shares of the Company at December 31, 1999 and 1998, which are convertible at any time into 30,363 common shares. The appreciation or depreciation in value of the marketable securities, since purchase, is recorded in shareholders' equity until realized.

PREPAID EXPENSES

Prepaid expenses consist primarily of prepaid insurance.

REVENUE RECOGNITION

Revenue is recognized as earned. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable which are estimated to be uncollectible.

FRANCHISE FEES

The cost of obtaining franchise licenses, for hotels subject to such licenses, is paid by the Company on behalf of the IH Lessee, and the continuing franchise fees (generally a percentage of room revenue) are paid by the IH Lessee.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors which were $7,659,000, $4,942,000, and $3,303,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

PERCENTAGE LEASE EXPENSE

Each IH Leased Hotel is leased by the Company to the IH Lessee under a percentage lease agreement ("Percentage Lease"). The Percentage Lease for each IH Leased Hotel provides for minimum base rent ("Base Rent") and percentage rent based on fixed percentages of room revenue in excess of certain specified levels ("Percentage Rent"). Base Rent is paid monthly and Percentage Rent is paid no later than 25 days subsequent to the end of each calendar quarter.

Percentage Lease expense is reported as expense over the lease term as it becomes payable to the Company in accordance with the provisions of the Percentage Leases.

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

2.       SHARE APPRECIATION RIGHTS

In 1994, the IH Lessee granted to certain officers an aggregate of 70,000 share appreciation rights ("SARs") based on the performance of the Company's common shares. The SARs vest over a four year period, have been granted at an exercise price of $10.00 and have a maximum term of ten years. In 1997, the IH Lessee granted to certain employees and officers an aggregate of 300,000 SARs, which vest over four or five year periods, have an exercise price of $13.25 and a maximum term of ten years. No SARs have been exercised and 107,500 SARs have been forfeited as of December 31, 1999. For the years ended December 31, 1999, and 1998, the IH

Lessee has recognized $126,000, and $303,000, respectively, in income related to the SARs and for the year ended December 31, 1997 recognized compensation cost of approximately $196,000 related to the SAR's, which is included in Lessee Overhead in the accompanying combined statements of income.

3.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

The IH Lessee has future lease commitments for office space through 2001. Minimum future rental payments under those noncancelable operating leases is approximately $350,000 per year. The Company reimburses the IH Lessee for its proportionate share of rent under this lease. Rent expense, excluding Percentage Lease expense, was $146,000, $178,000 and $135,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The IH Lessee has future minimum Base Rent commitments under the Percentage Lease agreements to the Company through 2012. Minimum future Base Rent payments under the Percentage Lease agreements are as follows (in thousands):

                  YEAR                                                 AMOUNT

                  2000                                                 $  53,577
                  2001                                                    53,577
                  2002                                                    53,577
                  2003                                                    53,577
                  2004                                                    50,264
                  THEREAFTER                                             222,531
                  --------------------------------------------------------------
                                                                       $487,103
                  --------------------------------------------------------------

The IH Lessee paid Base Rent of $51,637,000, $43,318,000 and $25,580,000, and
Percentage Rent, in excess of Base Rent, of $47,556,000, $44,417,000 and $31,906,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Marriott operates 27 of the IH Leased Hotels under management agreements with the IH Lessee (the "Marriott Management Agreements"). The Marriott Management Agreements, generally, have an initial term of 13 years and provide for a base fees and incentive fees which are based on the performance of the Marriott managed hotels. The payment of incentive fees is subordinate to the IH Lessee's obligations under the Percentage Leases at the Marriott managed hotels. The Marriott Management Agreements also contain substantial penalties for early termination without cause. Amounts due to Marriott under the Marriott Management Agreements are included in "Payable to Manager" in the accompanying combined balance sheets. The right to operate the 27 hotels as Residence Inn by Marriott hotels or TownePlace Suites by Marriott hotel is contained in the Marriott Management Agreements. In lieu of a franchise fee, the Marriott Management Agreements provide for a system fee of 5% of gross revenues at the Marriott managed hotels. The system fee is included in "Franchise Fees" in the accompanying combined statements of income.

Two of the IH Leased Hotels are operated under management agreements with an unaffiliated party with remaining terms of approximately one year and providing for a base fee and an incentive fee based on the performance of the hotels managed.

The Company has reimbursed the IH Lessee $100,000 for the use of office facilities for each of the years ended December 31, 1999, 1998 and 1997, respectively. The Company has advanced to the IH Lessee the working capital deposit required under the Marriott Management Agreements. These advances are included in other long-term liabilities in the accompanying combined balance sheets. Percentage Lease expense due to the Company, which remains unpaid at December 31, 1999 and 1998, is included in Due to Partnership in the accompanying combined balance sheets. The Company has also guaranteed certain of the IH Lessee's obligations under its franchise licenses (and is secondarily liable for certain of the IH Lessee's obligations under the Marriott Management Agreements), generally in exchange for certain rights to substitute a replacement lessee as the franchisee (or as the party to the Marriott Management Agreement) if the Company terminates the related Percentage Lease.

4.       EMPLOYEE BENEFIT PLANS

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

On October 1, 1997, the IH Lessee established a self-insured health plan for its employees. The IH Lessee has made a provision for reported and unreported claims incurred as of December 31, 1999 and 1998. The IH Lessee also maintains individual and aggregate stop loss insurance policies.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees and Shareholders of Innkeepers USA Trust

         Our audits of the consolidated financial statements referred to in our report dated February 25, 2000 appearing on page 37 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Dallas, Texas
February 25, 2000

                              INNKEEPERS USA TRUST
              SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              AT DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                         COST CAPITALIZED
                                                                           SUBSEQUENT TO                    GROSS AMOUNTS OF WHICH
                                           INITIAL COST                     ACQUISITION                   CARRIED AT CLOSE OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                  BUILDINGS AND                     BUILDINGS AND                     BUILDINGS AND
    DESCRIPTION      ENCUMBRANCES     LAND         IMPROVEMENT          LAND         IMPROVEMENT           LAND        IMPROVEMENT
------------------------------------------------------------------------------------------------------------------------------------
RESIDENCE INN:

Addison, TX                        $1,000,000      $11,914,340               --      $    27,726      $ 1,000,000      $11,942,066
Altamonte Springs, FL               1,329,300        7,089,660      $   100,689        1,617,966        1,429,989        8,707,626
Arlington, TX                         860,000        8,432,997               --            7,580          860,000        8,440,577
Atlanta (Downtown),
   GA                               1,550,000       14,926,908            2,500          730,927        1,552,500       15,657,835
Atlanta (Peachtree
   Corners), GA                       947,880        9,116,452               --               --          947,880        9,116,452
Bellevue, WA               4        3,115,050       16,935,703           27,293          130,305        3,142,343       17,066,008
Binghamton, NY             2          720,000        5,293,910           34,859          432,380          754,859        5,726,290
Bothell, WA                         1,913,750        9,410,434          150,829           66,578        2,064,579        9,477,012
Cherry Hill, NJ            2        1,000,000        8,136,208            6,664          458,944        1,006,664        8,595,152
Columbus East, OH                     724,800        3,881,412               --          280,077          724,800        4,161,489
Denver (Downtown),
   CO                      2        1,210,000        8,005,615          103,454        1,053,346        1,313,454        9,058,961
Denver (South), CO         1        1,105,000        7,726,889           55,705        1,264,313        1,160,705        8,991,202
East Lansing, MI                      385,000        3,878,273           45,168          366,955          430,168        4,245,228
Eden Prairie, MN                    1,240,000        9,248,876           29,789          506,290        1,269,789        9,755,166
Fort Wayne, IN                        751,650        4,018,611               --           45,708          751,650        4,064,319
Fremont, CA                1        1,000,000        4,684,094            6,078          659,958        1,006,078        5,344,052
Gaithersburg, MD                    1,999,668       12,690,734               --              163        1,999,668       12,690,897
Grand Rapids, MI                      770,000        6,455,475           54,663          757,826          824,663        7,213,301
Harrisburg, PA                        770,000        5,746,456            7,869          498,155          777,869        6,244,611
Indianapolis, IN                      789,150        4,213,939           23,745          133,883          812,895        4,347,822
Lexington, KY                       1,069,350        5,712,976          103,475          106,885        1,172,825        5,819,861
Livonia, MI                         1,249,808        7,810,332            2,684            4,480        1,252,492        7,814,812
Louisville, KY                      1,509,600        8,046,637           23,000          118,628        1,532,600        8,165,265
Lynnwood, WA               4        2,295,000       12,520,749           70,027           58,290        2,365,027       12,579,039
Mountain View
  (Palo Alto), CA          1        3,700,000       12,297,251           15,871          547,049        3,715,871       12,844,300
Ontario, CA                         1,876,650        9,999,265           21,447        2,541,423        1,898,097       12,540,688
Portland, ME                          520,000        4,996,765               --            9,222          520,000        5,005,987
Portland South, OR         4        1,929,750       10,277,316          133,212           59,145        2,062,962       10,336,461
Richmond, VA               1          600,000        5,159,238           38,448          198,179          638,448        5,357,417
Richmond NW, VA                       499,096        8,814,842               --               --          499,096        8,814,842

                                                                                                                     LIFE UPON WHICH
                                                                                                                     DEPRECIATION ON
                                                 ACCUMULATED         NET          DATE OF          DATE OF            STATEMENT IS
DESCRIPTION                       TOTAL         DEPRECIATION     BOOK VALUE    CONSTRUCTION      ACQUISITION            COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
RESIDENCE INN:

Addison, TX                    $12,942,066      $   822,273      $12,119,793      4/19/96          2/1/97                 40
Altamonte Springs, FL           10,137,615          422,050        9,715,565      5/20/85          12/30/97               40
Arlington, TX                    9,300,577          579,836        8,720,741      7/23/95          2/1/97                 40
Atlanta (Downtown),
   GA                           17,210,335        1,192,220       16,018,115      6/24/96          11/1/96                40
Atlanta (Peachtree
   Corners), GA                 10,064,332          290,867        9,773,465      7/14/98          10/9/98                40
Bellevue, WA                    20,208,351          869,567       19,338,784      5/1/84           1/14/98                40
Binghamton, NY                   6,481,149          801,337        5,679,812      11/1/87          9/30/94                40
Bothell, WA                     11,541,591          491,177       11,050,414      5/1/91           1/9/98                 40
Cherry Hill, NJ                  9,601,816          785,308        8,816,508      8/25/89          5/7/96                 40
Columbus East, OH                4,886,289          213,193        4,673,096      6/2/86           12/30/97               40
Denver (Downtown),
   CO                           10,372,415          728,178        9,644,237      6/1/82           11/1/96                40
Denver (South), CO              10,151,907        1,164,271        8,987,636      5/1/81           10/6/95                40
East Lansing, MI                 4,675,396          328,218        4,347,178      10/19/84         11/1/96                40
Eden Prairie, MN                11,024,955          695,160       10,329,795      3/1/90           1/4/97                 40
Fort Wayne, IN                   4,815,969          209,054        4,606,915      12/14/85         12/30/97               40
Fremont, CA                      6,350,130          642,341        5,707,789      5/1/85            10/6/95               40
Gaithersburg, MD                14,690,565          487,191       14,203,374      3/31/98          7/10/98                40
Grand Rapids, MI                 8,037,964          589,711        7,448,253      1/1/84           11/1/96                40
Harrisburg, PA                   7,022,480          564,467        6,458,013      9/22/88          5/7/96                 40
Indianapolis, IN                 5,160,717          223,799        4,936,918      8/1/84           12/30/97               40
Lexington, KY                    6,992,686          304,222        6,688,464      11/1/85          12/30/97               40
Livonia, MI                      9,067,304          162,956        8,904,348      9/22/98          3/12/99                40
Louisville, KY                   9,697,865          414,833        9,283,032      3/1/84           12/30/97               40
Lynnwood, WA                    14,944,066          640,845       14,303,221      5/1/87           1/14/98                40
Mountain View
  (Palo Alto), CA               16,560,171        1,433,222       15,126,949      10/1/85          10/6/95                40
Ontario, CA                     14,438,785          575,995       13,862,790      2/1/86           12/30/97               40
Portland, ME                     5,525,987          395,948        5,130,039      3/8/96           11/1/96                40
Portland South, OR              12,399,423          528,130       11,871,293      12/1/84          1/14/98                40
Richmond, VA                     5,995,865          592,694        5,403,171      11/1/85          10/6/95                40
Richmond NW, VA                  9,313,938          217,607        9,096,331      8/4/98           1/8/99                 40

------------------------------------------------------------------------------------------------------------------------------------
                                                                         COST CAPITALIZED
                                                                           SUBSEQUENT TO                    GROSS AMOUNTS OF WHICH
                                           INITIAL COST                     ACQUISITION                   CARRIED AT CLOSE OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                  BUILDINGS AND                     BUILDINGS AND                     BUILDINGS AND
    DESCRIPTION      ENCUMBRANCES     LAND         IMPROVEMENT          LAND         IMPROVEMENT           LAND        IMPROVEMENT
------------------------------------------------------------------------------------------------------------------------------------
Rosemont, IL                        1,996,608       17,346,704            8,101              246        2,004,709       17,346,950
San Jose, CA               1        1,350,000        5,819,759           61,338          603,612        1,411,338        6,423,371
San Jose South, CA                  2,504,850       16,728,012               --            2,700        2,504,850       16,730,712
San Mateo, CA                       4,600,000       15,191,926          104,275          959,917        4,704,275       16,151,843
Shelton, CT                         1,560,000        8,182,331           24,050          910,775        1,584,050        9,093,106
Silicon Valley I, CA       2        6,330,000       23,301,035          100,286        2,062,083        6,430,286       25,363,118
Silicon Valley II, CA      5        5,450,000       29,054,525          152,975        1,678,233        5,602,975       30,732,758
Troy (Central), MI         1        1,290,000        4,905,564          122,213          712,804        1,412,213        5,618,368
Troy (Southeast), MI       1          760,000        7,257,010           68,380          400,789          828,380        7,657,799
Tukwila, WA                4        3,179,550       17,324,929           38,918           79,053        3,218,468       17,403,982
Vancouver, WA              4        2,080,650       11,322,642           40,262          123,533        2,120,912       11,446,175
Wichita East, KA           2          525,000        3,442,136           81,508          450,497          606,508        3,892,633
Windsor, CT                1        1,150,000        4,742,178           25,157          366,840        1,175,157        5,109,018
Winston-Salem, NC                     874,500        4,664,852           68,809          335,701          943,309        5,000,553

SUMMERFIELD SUITES:


Addison, TX                3        1,470,000       11,923,133               --               --        1,470,000       11,923,133
Belmont, CA                4        2,900,000       16,345,230               --              982        2,900,000       16,346,212
El Segundo                 3        1,970,000       11,395,769            4,636               --        1,974,636       11,395,769
Las Colinas, TX            4        2,263,000       15,047,530               --              600        2,263,000       15,048,130
Mount Laurel, NJ           3          400,000       11,207,733               --            1,310          400,000       11,209,043
West Hollywood, CA         4          969,000       12,705,674               --           38,486          969,000       12,744,160

HAMPTON INN:

Albany/Latham, NY          3          850,000        7,978,826           26,913          290,538          876,913        8,269,364
Germantown, MD                        920,000        4,942,875           12,940        1,911,270          932,940        6,854,145
Islandia (Long
   Island), NY             2          920,000        4,873,128           49,878          496,371          969,878        5,369,499
Lombard, IL                3          600,000        6,602,164           55,016          532,820          655,016        7,134,984
Naples, FL                 2          690,000        4,777,891           26,057          598,892          716,057        5,376,783
Norcross, GA                        1,200,000        7,711,883               --           25,616        1,200,000        7,737,499
Schaumburg, IL             3          572,000        4,211,887           11,613          466,674          583,613        4,678,561
Tallahassee, FL            2          500,000        4,253,650           27,494          345,346          527,494        4,598,996
West Palm Beach, FL        5               --        3,954,039           35,498          560,671           35,498        4,514,710
Westchester, IL            3          572,000        4,641,966           36,573          406,434          608,573        5,048,400
Willow Grove
   (Philadelphia), PA               1,110,000        8,376,545               --          296,757        1,110,000        8,673,302
Woburn, MA                                 --        2,731,793            3,208        3,124,159            3,208        5,855,952

                                                                                                                     LIFE UPON WHICH
                                                                                                                     DEPRECIATION ON
                                                 ACCUMULATED         NET          DATE OF          DATE OF            STATEMENT IS
DESCRIPTION                       TOTAL         DEPRECIATION     BOOK VALUE    CONSTRUCTION      ACQUISITION            COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
Rosemont, IL                   19,351,659          427,269       18,924,390      5/3/98            1/8/99                40
San Jose, CA                    7,834,709          719,650        7,115,059      3/1/86            10/6/95               40
San Jose South, CA             19,235,562          500,002       18,735,560      8/11/98           11/6/98               40
San Mateo, CA                  20,856,118        1,399,282       19,456,836      9/1/85            11/1/96               40
Shelton, CT                    10,677,156          509,621       10,167,535      8/1/88            10/31/97              40
Silicon Valley I, CA           31,793,404        2,106,245       29,687,159      10/3/83           11/1/96               40
Silicon Valley II, CA          36,335,733        2,382,734       33,952,999      5/15/85           11/1/96               40
Troy (Central), MI              7,030,581          787,892        6,242,689      10/1/85           10/6/95               40
Troy (Southeast), MI            8,486,179          929,039        7,557,140      10/1/85           10/6/95               40
Tukwila, WA                    20,622,450          894,142       19,728,308      8/1/85            1/14/98               40
Vancouver, WA                  13,567,087          581,641       12,985,446      3/1/87            1/14/98               40
Wichita East, KA                4,499,141          372,847        4,126,294      3/1/81            11/1/96               40
Windsor, CT                     6,284,175          640,188        5,643,987      9/1/86            10/6/95               40
Winston-Salem, NC               5,943,862          275,602        5,668,260      2/15/86           12/30/97              40

SUMMERFIELD SUITES:

Addison, TX                    13,393,133          744,249       12,648,884      2/19/96           6/20/97               40
Belmont, CA                    19,246,212        1,019,736       18,226,476      10/23/95          6/20/97               40
El Segundo                     13,370,405          712,203       12,658,202      3/6/95            6/20/97               40
Las Colinas, TX                17,311,130          976,596       16,334,534      2/21/96           6/20/97               40
Mount Laurel, NJ               11,609,043          699,856       10,909,187      8/18/96           6/20/97               40
West Hollywood, CA             13,713,160          793,021       12,920,139      6/17/93           6/20/97               40

HAMPTON INN:

Albany/Latham, NY               9,146,277        1,226,762        7,919,515      12/28/90          9/30/94               40
Germantown, MD                  7,787,085        1,960,947        5,826,138      1/11/96           5/22/95               40
Islandia (Long
  Island), NY                   6,339,377          937,027        5,402,350      7/26/88           9/30/94               40
Lombard, IL                     7,790,000          519,579        7,270,421      9/16/87           6/26/97               40
Naples, FL                      6,092,840          859,652        5,233,188      11/19/90          9/30/94               40
Norcross, GA                    8,937,499          618,205        8,319,294      8/6/96            11/1/96               40
Schaumburg, IL                  5,262,174          364,440        4,897,734      12/9/86           6/26/97               40
Tallahassee, FL                 5,126,490          518,412        4,608,078      4/5/93            1/31/95               40
West Palm Beach, FL             4,550,208        1,656,423        2,893,785      7/1/86            9/30/94               40
Westchester, IL                 5,656,973          376,830        5,280,143      6/13/88           6/26/97               40
Willow Grove
   (Philadelphia), PA           9,783,302        1,653,291        8,130,011      8/8/91            9/30/94               40
Woburn, MA                      5,859,160        1,708,621        4,150,539      5/6/97            8/9/96                40

------------------------------------------------------------------------------------------------------------------------------------
                                                                         COST CAPITALIZED
                                                                           SUBSEQUENT TO                    GROSS AMOUNTS OF WHICH
                                           INITIAL COST                     ACQUISITION                   CARRIED AT CLOSE OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
                                                  BUILDINGS AND                     BUILDINGS AND                     BUILDINGS AND
    DESCRIPTION      ENCUMBRANCES     LAND         IMPROVEMENT          LAND         IMPROVEMENT           LAND        IMPROVEMENT
------------------------------------------------------------------------------------------------------------------------------------
SUNRISE SUITES:

Tinton Falls, NJ                      750,000        4,606,384               --              891          750,000        4,607,275

COMFORT INN:

Allentown, PA                         715,000        6,062,294           14,200          328,574          729,200        6,390,868

HOLIDAY INN
   EXPRESS:

Lexington, MA              3          875,000        5,557,111           46,571        2,978,942          921,571        8,536,053

COURTYARD:

Fort Lauderdale, FL                        --        7,822,658          179,062        3,330,220          179,062       11,152,878

TOWNEPLACE
   SUITES:

Horsham, PA                           780,000        6,448,680               --           96,845          780,000        6,545,525

Vacant land                           300,363               --               --               --          300,363               --
Corporate                                  --               --               --          159,613               --          159,613

------------------------------------------------------------------------------------------------------------------------------------

                                  $93,408,023     $590,904,803       $2,483,400      $37,361,175      $95,891,423     $628,265,978
====================================================================================================================================

                                                                                                                     LIFE UPON WHICH
                                                                                                                     DEPRECIATION ON
                                                 ACCUMULATED         NET          DATE OF          DATE OF            STATEMENT IS
DESCRIPTION                       TOTAL         DEPRECIATION     BOOK VALUE    CONSTRUCTION      ACQUISITION            COMPUTED
------------------------------------------------------------------------------------------------------------------------------------
SUNRISE SUITES:

Tinton Falls, NJ                 5,357,275           288,731         5,068,544    10/19/93         6/20/97                40

COMFORT INN:

Allentown, PA                    7,120,068           831,962         6,288,106      1989           3/29/95                40

HOLIDAY INN
   EXPRESS:

Lexington, MA                    9,457,624         1,892,231         7,565,393      1971           2/2/96                 40

COURTYARD:

Fort Lauderdale, FL             11,331,940         2,320,157         9,011,783     3/2/99          9/30/94                40

TOWNEPLACE
   SUITES:

Horsham, PA                      7,325,525            95,415         7,230,110     6/1/99          5/20/99                40

Vacant land                        300,363                --           300,363      N/A             1997                 N/A
Corporate                          159,613            27,610           132,003    various          Various                40
------------------------------------------------------------------------------------------------------------------------------------
                              $724,157,401       $52,694,780      $671,462,621
====================================================================================================================================

Notes to Schedule 3 - Real Estate and Accumulated Depreciation

1.  Collateral for the $30 million First Term Loan.
2.  Collateral for the $42 million Second Term Loan.
3.  Collateral for the $40 million Third Term Loan.
4.  Collateral for the $58 million Fourth Term Loan.
5.  Collateral for various mortgage notes.

                                                              1999                1998                1997
---------------------------------------------------------------------------------------------------------------
Cost of land and improvements, and buildings
   and improvements:
   Balance at beginning of year                           $ 663,948,583       $ 521,321,121       $ 293,975,670
   Additions                                                 60,416,063         160,588,876         227,345,451
   Disposals                                                   (207,245)        (17,961,414)                 --
---------------------------------------------------------------------------------------------------------------
   Balance at end of year                                 $ 724,157,401       $ 663,948,583       $ 521,321,121
===============================================================================================================

Accumulated depreciation on land
   improvements, buildings and improvements:
   Balance at beginning of year                           $  34,136,073       $  18,265,402       $   8,575,638
   Additions                                                 18,695,439          16,208,846           9,689,764
   Disposals                                                   (136,732)           (338,175)                 --
---------------------------------------------------------------------------------------------------------------
   Balance at end of year                                 $  52,694,780       $  34,136,073       $  18,265,402
===============================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 4, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 4, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 4, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 4, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

         The following Financial Statements are included in this report on the pages indicated.

INNKEEPERS USA TRUST

         Report of Independent Accountants....................................37

         Consolidated Balance Sheets at December 31, 1999
         and 1998.............................................................38

         Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997.....................................39

         Consolidated Statements of Shareholders' Equity for
         the years ended December 31, 1999, 1998 and 1997.....................40

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997.....................................41

         Notes to Consolidated Financial Statements...........................42


INNKEEPERS HOSPITALITY

         Report of Independent Accountants....................................55

         Combined Balance Sheets at December 31, 1999 and 1998................56

         Combined Statements of Income for the years ended
         December 31, 1999, 1998 and 1997 ....................................57

         Combined Statements of Shareholders' Equity for the
         years ended December 31, 1999, 1998 and 1997 ........................58

         Combined Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997 ....................................59

         Notes to Combined Financial Statements...............................60

FINANCIAL STATEMENT SCHEDULE OF INNKEEPERS USA TRUST

         Report of Independent Accountants....................................64

         Schedule 3 - Real Estate and Accumulated Depreciation
         at December 31, 1999.................................................65


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

10.5 Innkeepers USA Trust Non-Employee Trustees' Share Option Plan (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 13, 1997).

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

10.8 Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit
                  10.4 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.9 Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain hotels (previously filed as Exhibit 10.5 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.10 Credit Agreement, dated as of February 17, 1998, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Nationsbanc, N.A., Nomura Asset Capital Corporation and the lenders named therein (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company's Form 8-K filed on November 22, 1996 and incorporated herein by reference).

10.12 Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.13 Form of percentage lease agreement for Summerfield acquisition hotels (previously filed as Exhibit 10.2 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.14 Agreement on Franchise-Related Matters between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites

                  Management Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.3 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.15 Lease Master Agreement between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Lease Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.4 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.16 Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.17 Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group, dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

21.1              List of Subsidiaries of the Registrant.

23.1              Consent of PricewaterhouseCoopers LLP

(d)      FINANCIAL STATEMENT SCHEDULES

         Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INNKEEPERS USA TRUST


March 2, 2000                              /s/ JEFFREY H. FISHER
                                           -------------------------------------
                                           Chairman of the Board and President


March 2, 2000                              /s/ DAVID BULGER
                                           -------------------------------------
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)


March 2, 2000                              /s/ GREGORY M. FAY
                                           -------------------------------------
                                           Vice-President of Accounting
                                           (Principal Accounting Officer)

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

                   SIGNATURE                                         TITLE                           DATE
                   ---------                                         -----                           ----

 /s/ JEFFREY H. FISHER                              Chairman of the Board, Chief Executive       March 2, 2000
---------------------------------------------       Officer and President (Principal
               Jeffrey  H. Fisher                   Executive Officer)

                                                    Trustee
---------------------------------------------
               Miles Berger

 /s/ C. GERALD GOLDSMITH                            Trustee                                      March 2, 2000
---------------------------------------------
               C. Gerald Goldsmith

 /s/ BRUCE ZENKEL                                   Trustee                                      March 2, 2000
---------------------------------------------
               Bruce Zenkel

 /s/ JACK P. DEBOER                                 Trustee                                      March 2, 2000
---------------------------------------------
               Jack P. DeBoer

                                                    Trustee
---------------------------------------------
               Thomas Crocker

 /s/ ROLF E. RUHFUS                                 Trustee                                      March 2, 2000
---------------------------------------------
               Rolf E. Ruhfus


 /s/ DAVID BULGER                                   Chief Financial Officer and                  March 2, 2000
---------------------------------------------       Treasurer
               David Bulger                         (Principal Financial Officer)


 /s/ GREGORY M. FAY                                 Vice President of Accounting (Principal      March 2, 2000
---------------------------------------------       Accounting Officer)
               Gregory M. Fay

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

10.8 Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida

                  (previously filed as Exhibit 10.4 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.9 Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain hotels (previously filed as Exhibit 10.5 to the Company's registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.10 Credit Agreement, dated as of February 17, 1998, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Nationsbanc, N.A., Nomura Asset Capital Corporation and the lenders named therein.

10.11 Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company's Form 8-K filed on November 22, 1996 and incorporated herein by reference).

10.12 Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.13 Form of percentage lease agreement for Summerfield acquisition hotels (previously filed as Exhibit 10.2 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.14 Agreement on Franchise-Related matters between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Management Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.3 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.15 Lease Master Agreement between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Lease Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.4 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.16 Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.17 Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company's Form 8-K filed on July 18, 1997 and incorporated herein by reference).

21.1              List of Subsidiaries of the Registrant.

23.1              Consent of PricewaterhouseCoopers LLP

27                Financial Data Schedule