Form 10-Q
period 2000-03-31
INNKEEPERS USA TRUST/FL
filed 2000-05-12
CIK 926866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


                         Commission File Number 0-24568


                              INNKEEPERS USA TRUST
             (Exact name of registrant as specified in its charter)


                Maryland                                 65-0503831
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)

        306 Royal Poinciana Way,                  Telephone (561) 835-1800
       Palm Beach, Florida 33480               (Registrant's telephone number
(Address of principal executive offices)            including area code)


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

The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 2000, was 34,676,586.

                              INNKEEPERS USA TRUST

                                  INDEX
                                                                     Page Number
                                                                     -----------
PART I    Financial Information

Item 1.   Financial Statements

          INNKEEPERS USA TRUST

          Consolidated Balance Sheets at
            March 31, 2000 (unaudited) and December 31, 1999                  1

          Consolidated Statements of Income for the
            three months ended March 31, 2000 and
            1999 (unaudited)                                                  2

          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999 (unaudited)                         3

          Notes to Consolidated Financial Statements                          4

          INNKEEPERS HOSPITALITY

          Combined Balance Sheets at March 31, 2000
            (unaudited) and December 31, 1999                                 7

          Combined Statements of Income for the
            three months ended March 31, 2000 and 1999
            (unaudited)                                                       8

          Combined Statements of Cash Flows for
            the three months ended March 31, 2000 and 1999
            (unaudited)                                                       9

          Notes to Combined Financial Statements                             10

Item 2.   Management's Decision and Analysis of Financial
            Condition and Results of Operations                              11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         19

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   20

          Signature                                                          21

INNKEEPERS USA TRUST
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           March 31, 2000     December 31,
                                                             (unaudited)          1999
--------------------------------------------------------- ----------------  ----------------
ASSETS
Investment in hotel properties:
  Land and improvements                                   $       95,891    $       95,891
  Buildings and improvements                                     628,359           628,266
  Furniture and equipment                                        102,476           102,392
  Renovations in process                                           2,273               456
  Hotels under development                                         6,212             4,366
--------------------------------------------------------- ----------------  ----------------
                                                                 835,211           831,371
  Accumulated depreciation                                      (109,095)          (99,487)
--------------------------------------------------------- ----------------  ----------------
  Net investment in hotel properties                             726,116           731,884

Cash and cash equivalents                                          7,691             4,404
Restricted cash and cash equivalents                              14,050            12,272
Due from Lessees                                                  13,577            12,484
Deferred expenses, net                                             3,809             3,965
Other assets                                                       1,558             1,691
--------------------------------------------------------- ----------------  ----------------
       Total assets                                             $766,801          $766,700
--------------------------------------------------------- ----------------  ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                            $247,335          $243,875
Accounts payable and accrued expenses                              7,435             6,844
Distributions payable                                             13,066            13,067
Deferred rent revenue                                             12,965                --
Minority interest in Partnership                                  58,667            59,457
--------------------------------------------------------- ----------------  ----------------
       Total liabilities                                         339,468           323,243
--------------------------------------------------------- ----------------  ----------------
Shareholders' equity:
  Preferred shares, $0.01 par value, 20,000,000 shares
     authorized, 4,630,000 shares issued and outstanding         115,750           115,750
  Common shares, $0.01 par value, 100,000,000 shares
     authorized, 34,676,586 issued and outstanding                   347               347
  Additional paid-in capital                                     367,187           367,191
  Unearned compensation                                           (4,816)           (5,144)
  Distributions in excess of net earnings                        (51,135)          (34,687)
--------------------------------------------------------- ----------------  ----------------
       Total shareholders' equity                                427,333           443,457
--------------------------------------------------------- ----------------  ----------------
       Total liabilities and shareholders' equity               $766,801          $766,700
--------------------------------------------------------- ----------------  ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     2000           1999
                                                                 (unaudited)    (unaudited)
                                                                                 (restated)
---------------------------------------------------------------- -------------  -------------
Revenue:
  Percentage Lease revenue                                          $ 15,494       $ 14,320
  Other revenue                                                          377            209
---------------------------------------------------------------- -------------  -------------
       Total revenue                                                  15,871         14,529
---------------------------------------------------------------- -------------  -------------
Expenses:
  Depreciation                                                         9,608          8,712
  Amortization of franchise costs                                         17             18
  Ground rent                                                            115            114
  Interest expense                                                     4,688          3,960
  Amortization of loan origination fees                                  267            238
  Real estate and personal property taxes and property insurance       3,028          2,977
  General and administrative                                           1,192          1,155
  Amortization of unearned compensation                                  328            357
---------------------------------------------------------------- -------------  -------------
       Total expenses                                                 19,243         17,531
---------------------------------------------------------------- -------------  -------------
Loss before minority interest                                         (3,372)       (3,002)
Minority interest, common                                                303            284
Minority interest, preferred                                          (1,173)       (1,173)
---------------------------------------------------------------- -------------  -------------
Net loss                                                              (4,242)       (3,891)
Preferred share dividends                                             (2,496)       (2,496)
---------------------------------------------------------------- -------------  -------------
Net loss applicable to common shareholders                          $ (6,738)      $(6,387)
---------------------------------------------------------------- -------------  -------------
Deferred rent revenue (Note 2)                                      $ 12,965       $ 11,486

Earnings (loss) per share data:
  Basic                                                             $ (0.20)        $(0.19)
---------------------------------------------------------------- -------------  -------------
  Diluted                                                            $(0.20)        $(0.19)
---------------------------------------------------------------- -------------  -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                   Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2000           1999
                                                               (unaudited)    (unaudited)
                                                                               (restated)
-------------------------------------------------------------- -------------  -------------
Cash flows from operating activities:
  Net loss                                                     $    (4,242)   $    (3,891)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                                10,220          9,325
       Minority interests                                              870            889
       Deferred rent revenue                                        12,965         11,486
       Changes in operating assets and liabilities:
         Due from Lessees                                           (1,093)        (1,451)
         Other assets                                                  133           (159)
         Accounts payable and accrued expenses                         591            993
-------------------------------------------------------------- -------------  -------------
       Net cash provided by operating activities                    19,444         17,192
-------------------------------------------------------------- -------------  -------------
Cash flows from investing activities:
  Investment in hotel properties                                    (3,840)       (46,899)
  Net deposits into restricted cash accounts                        (1,778)           (96)
-------------------------------------------------------------- -------------  -------------
       Net cash used in investing activities                        (5,618)       (46,995)
-------------------------------------------------------------- -------------  -------------
Cash flows from financing activities:
  Proceeds from debt issuance                                        7,000         47,000
  Payments on debt                                                  (3,540)          (309)
  Dividend reinvestment plan and shelf registration costs paid          (5)          (133)
  Distributions paid to unit holders                                (1,610)        (1,605)
  Distributions paid to shareholders                               (12,205)       (12,167)
  Redemption of units                                                  (51)           (27)
  Loan origination fees and costs paid                                (128)          (150)
-------------------------------------------------------------- -------------  -------------
       Net cash provided (used) by financing activities            (10,539)        32,609
-------------------------------------------------------------- -------------  -------------
Net increase in cash and cash equivalents                            3,287          2,806
Cash and cash equivalents at beginning of period                     4,404          2,642
-------------------------------------------------------------- -------------  -------------
Cash and cash equivalents at end of period                          $7,691        $ 5,448
-------------------------------------------------------------- -------------  -------------
Supplemental cash flow information:
  Interest paid                                                     $4,211         $3,330
-------------------------------------------------------------- -------------  -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at March 31, 2000, owned interests in 67 hotels with an aggregate of 8,138 rooms/suites (the "Hotels") through its interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 44 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one TownePlace Suites by Marriott hotel, one Comfort Inn hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 23 states, with 11 hotels located in California, 5 each in Florida, Washington and Michigan, and 4 each in Texas, Illinois and Pennsylvania.

         The Company leases 60 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee") and seven of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and collectively with the IH Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). An officer of the Company is the majority the shareholder of the IH Lessee. A trustee of the Company is a director of the Summerfield Lessee.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       CHANGE IN ACCOUNTING PRINCIPLE

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees. The Company adopted the provisions of SAB 101 as a change in accounting principle, restated the first quarter results of 1999 in the accompanying statements of income and recorded the results of the 2000 first quarter in accordance with the new pronouncement. The following table presents the effects of the adoption of the provisions of SAB 101 on the three months ended March 31, 2000 and 1999 (in thousands, except per share data):

                                             Three months Ended
                                                  March 31,
                                        ----------------------------
                                            2000           1999
--------------------------------------- -------------- -------------

ACTUAL AMOUNTS WITH SAB 101 (a):
Percentage Lease revenue                  $ 15,494       $ 14,320

Net loss applicable to
common shareholders                         (6,738)       (6,387)

Basic and diluted loss per share             (0.20)        (0.19)

PRO FORMA AMOUNTS WITHOUT SAB 101 (b):
Percentage Lease revenue                    28,459         25,806

Net income applicable to
common shareholders                          5,670          4,610

Diluted earnings per share                    0.17           0.13

(a) The amounts reflect the adoption of the provisions of SAB 101 and are the amounts reported in the accompanying statements of income.
(b) The amounts assume that the provisions of SAB 101 were not applied and do not reflect the adoption of the provisions of SAB 101.

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2000 and 1999 (in thousands, except share and per share data):

                                                               2000           1999
                                                                           (restated)
--------------------------------------------------------- --------------  -------------
NUMERATOR:
  Net loss                                                $    (4,242)    $   (3,891)
  Preferred share dividends                                    (2,496)        (2,496)
--------------------------------------------------------- --------------  -------------
  Net loss applicable to common shareholders              $    (6,738)    $   (6,387)
--------------------------------------------------------- --------------  -------------
DENOMINATOR:
  Denominator for basic earnings per share -- weighted
         average shares                                     34,192,451     34,064,095
  Effect of dilutive securities:
         Stock options                                              --         30,144
         Restricted shares                                         156         74,900
--------------------------------------------------------- --------------  -------------
  Denominator for diluted earnings per share -- adjusted
         weighted average shares and assumed conversions    34,192,607     34,169,139
--------------------------------------------------------- --------------  -------------
EARNINGS (LOSS) PER SHARE DATA:
  Basic                                                   $     (0.20)    $    (0.19)
--------------------------------------------------------- --------------  -------------
  Diluted                                                 $     (0.20)    $    (0.19)
--------------------------------------------------------- --------------  -------------

         The Series A Preferred Shares and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings (loss) per share.

4.       SUBSEQUENT EVENTS

         In May 2000, Frederic M. Shaw, the Company's former Executive Vice President and Chief Operating Officer filed suit against the Company and certain officers of the Company. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company. The Company believes that the disposition these claims will not have a material adverse effect on the Company's results of operations or financial position.

         On May 8, 2000 the Company closed on an amended $130,000,000 line of credit (the "Amended Line of Credit"). The Amended Line of Credit has terms, conditions and covenants substantially similar to those of the Line of Credit, except that the size of the facility has been reduced to $130,000,000 and the maturity date has been extended to May 2003.

INNKEEPERS HOSPITALITY
COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                    March 31,       December 31,
                                                       2000             1999
                                                   (Unaudited)
------------------------------------------------- ---------------  ----------------
ASSETS
Current assets:
       Cash and cash equivalents                  $       16,734   $       17,849
       Marketable securities                               2,673            2,690
       Accounts receivable, net                            8,274            4,848
       Prepaid expenses                                      413              538
------------------------------------------------- ---------------  ----------------
           Total current assets                           28,094           25,925

Other assets                                                  93              104
------------------------------------------------- ---------------  ----------------
Total assets                                      $       28,187   $       26,029
------------------------------------------------- ---------------  ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                           $        4,438   $        3,734
       Accrued expenses                                    3,859            3,879
       Payable to Manager                                  5,683            5,159
       Due to Partnership                                 12,421           11,735
------------------------------------------------- ---------------  ----------------
           Total current liabilities                      26,401           24,507
Other long-term liabilities                                  937              937
------------------------------------------------- ---------------  ----------------
           Total liabilities                              27,338           25,444
------------------------------------------------- ---------------  ----------------
Shareholders' equity:
  Common shares, $1 par value, 8,000 shares
  authorized, issued and outstanding                           8                8
  Additional paid-in capital                                 290              290
  Unrealized loss on marketable securities                  (770)            (753)
  Retained earnings                                        1,321            1,040
------------------------------------------------- ---------------  ----------------
     Total shareholders' equity                              849              585
------------------------------------------------- ---------------  ----------------
     Total liabilities and shareholders' equity   $       28,187   $       26,029
------------------------------------------------- ---------------  ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF INCOME
(IN THOUSANDS)

                                                     Three Months Ended
                                                         March 31,
                                             --------------------------------
                                                  2000             1999
                                              (unaudited)      (unaudited)
-------------------------------------------- ----------------  --------------
Gross operating revenue:
  Rooms                                      $       52,179    $     46,250
  Food and beverage                                      91              13
  Telephone                                           1,565           1,373
  Other                                                 978             891
-------------------------------------------- ----------------  --------------
     Gross operating revenue                         54,813          48,527

Departmental expenses:
  Rooms                                              10,733           9,160
  Food and beverage                                      71               1
  Telephone                                             455             447
  Other                                                 463             425
-------------------------------------------- ----------------  --------------
     Total departmental profit                       43,091          38,494
-------------------------------------------- ----------------  --------------
Unallocated operating expenses:
  General and administrative                          3,836           3,681
  Franchise and marketing fees                        3,172           2,935
  Advertising and promotions                          2,490           2,248
  Utilities                                           2,126           2,156
  Repairs and maintenance                             2,240           2,182
  Management fees                                     1,263           1,083
-------------------------------------------- ----------------  --------------
     Total unallocated operating expenses            15,127          14,285
-------------------------------------------- ----------------  --------------
     Gross profit                                    27,964          24,209
Insurance                                              (175)           (219)
Lessee overhead                                      (1,094)           (776)
Percentage lease expense                            (25,174)        (21,997)
-------------------------------------------- ----------------  --------------
Net income                                            1,521           1,217
Other comprehensive income - unrealized
        losses on marketable securities                 (17)           (369)
-------------------------------------------- ----------------  --------------
Comprehensive income                                $ 1,504          $  848
-------------------------------------------- ----------------  --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                               Three Months Ended
                                                                     March 31,
                                                         ------------------------------
                                                              2000            1999
                                                          (unaudited)     (unaudited)
-------------------------------------------------------- ---------------  -------------
Cash flows from operating activities:
  Net income                                             $       1,521    $     1,217
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                   11             20
     Changes in operating assets and liabilities:
       Accounts receivable                                       (3,426)        (2,776)
       Prepaid expenses                                            125             62
       Accounts payable                                            704            493
       Accrued expenses                                            (20)           412
       Payable to Manager                                          524          3,022
       Due to Partnership                                          686            459
-------------------------------------------------------- ---------------  -------------
     Net cash provided by operating activities                     125          2,909
-------------------------------------------------------- ---------------  -------------
Cash flows from investing activities:
  Advances from Partnership                                         --            165
  Purchase of marketable securities, net                            --          (990)
-------------------------------------------------------- ---------------  -------------
     Net cash used in investing activities                          --          (825)
-------------------------------------------------------- ---------------  -------------
Cash flows from financing activities:
  Distributions paid                                            (1,240)         (174)
-------------------------------------------------------- ---------------  -------------
     Net cash used in financing activities                      (1,240)         (174)
-------------------------------------------------------- ---------------  -------------
  Net increase (decrease) in cash and cash equivalents          (1,115)         1,910

  Cash and cash equivalents at beginning of period              17,849         13,562
-------------------------------------------------------- ---------------  -------------
  Cash and cash equivalents at end of period             $      16,734    $    15,472
-------------------------------------------------------- ---------------  -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
NOTES TO COMBINED FINANCIAL STATEMENTS

1.       ORGANIZATION

ORGANIZATION

Innkeepers Hospitality, Inc. and other entities with identical ownership (collectively "IH" or the "IH Lessee"), are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The principal shareholder of the IH Lessee is Jeffrey H. Fisher, who is the Chairman, Chief Executive Officer and President of the Company. The IH Lessee leased 60 hotels (the "IH Leased Hotels") from the Company at March 31, 2000.

The IH Lessee operates 31 of the Hotels, wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 27 of the Hotels, and an unaffiliated party operates two of the Hotels.

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       SUBSEQUENT EVENT

In May 2000, Frederic M. Shaw, the minority shareholder of the IH Lessee and the IH Lessee's former President, filed suit against the IH Lessee, Mr. Fisher and another employee of the IH Lessee. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the IH Lessee. The IH Lessee believes that the disposition of the claims will not have a material adverse effect on the IH Lessee's results of operations or financial position.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto of Innkeepers USA Trust included in its Annual Report on Form 10-K for the year ending December 31, 1999.

GENERAL

For background information relating to the Company and the IH Lessee and the definitions of certain capitalized terms used herein, reference is made to the notes to the Consolidated Financial Statements of Innkeepers USA Trust and the Combined Financial Statements of Innkeepers Hospitality included in the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

THE HOTELS

The following chart sets forth certain information with respect to the Hotels at March 31, 2000:

Franchise Affiliation                   Number of Hotels          Number of
                                                                Rooms/Suites
--------------------------------------- ------------------ --------------------
UPSCALE EXTENDED-STAY
         Residence Inn by Marriott                44                   5,194
         Summerfield Suites                        6                     759
         Sunrise Suites                            1                      96
--------------------------------------- ------------------ --------------------
                                                  51                   6,049
--------------------------------------- ------------------ --------------------
MID-PRICED
         Hampton Inn                              12                   1,527
         Courtyard by Marriott                     1                     136
         TownePlace Suites by Marriott             1                      95
         Comfort Inn                               1                     127
         Holiday Inn Express                       1                     204
--------------------------------------- ------------------ --------------------
                                                  16                   2,089
--------------------------------------- ------------------ --------------------
                                                  67                   8,138
--------------------------------------- ------------------ --------------------

Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 66 of the Hotels are presented in the following table. Results were excluded for such comparison for one hotel (TownePlace Suites by Marriott - Horsham, PA) which was not open during the first quarter of 1999. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                        Three Months ended
                                             March 31,              Percentage
                                  --------------------------------   increase
                                       2000             1999        (decrease)
--------------------------------- ---------------- --------------- ------------
Portfolio (1)
---------------------------------
ADR                                    $105.32         $99.76            5.6%
Occupancy                                76.5%          77.9%           (1.8)
RevPAR                                  $80.52         $77.68            3.7

By Type
---------------------------------
Upscale Extended Stay Hotels (2)
  ADR                                  $109.62        $104.45            5.0
  Occupancy                              80.4%          81.5%           (1.3)
  RevPAR                                $88.17         $85.14            3.6

Limited Service Hotels (3)
  ADR                                   $88.00         $81.34            8.2
  Occupancy                              63.8%          66.2%           (3.7)
  RevPAR                                $56.13         $53.88            4.2

(1)  66 hotels, excludes one newly developed hotel
(2)  51 hotels
(3)  15 hotels, excludes one newly developed hotel

RESULTS OF OPERATIONS

ADOPTION OF SAB 101

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees.

The Company's Percentage Leases provide for rent equal to the greater of (i) fixed annual base rent or (ii) rent based on percentages of annual room revenues at each of the hotels ("Percentage Rent"). The Company's Percentage Leases are structured to provide Percentage Rent equal to a certain percentage (generally 30%) of a specified level of room revenues which is expressed on an annual basis (the "Threshold"), and a certain higher percentage (generally 68%) of room revenues in excess of the Threshold. Prior to SAB 101 the Company, in accordance with industry practice, recognized Percentage Lease revenue in interim periods equal to Percentage Rent payments due under the Percentage Leases. Under the terms of the Percentage Leases, Percentage Rent payments are calculated by applying the percentage rent formula to year-to-date room revenue using a prorated portion of the Threshold (i.e., 25% for the first quarter, 50% for the second quarter, etc.). Thus, "higher tier" percentage rent was recognized as income, and collected from the Company's Lessees, in interim periods before room revenues exceeded the Threshold. SAB 101 clarifies that meeting the Threshold is a contingency that must be met before higher tier percentage rent can be recognized as current income. This will generally result in base rent being recognized as revenue in the first and second quarters and percentage rents already collected or due from the Lessees being deferred and recognized as revenue in the third and/or fourth quarters. The adoption of SAB 101 has no effect on the amount or timing of the Percentage Rent payments due under the Percentage Leases.

The Company adopted the provisions of SAB 101 as a change in accounting principle and recorded the results of the 2000 first quarter in accordance with the new pronouncement. The Company restated the 1999 amounts in the accompanying statements of income and the effect of adopting the provisions of SAB 101 is reflected in Note 2 to the financial statements. The effect of the change as reflected in Note 2 on the three months ending March 31, 2000 and 1999 was to: decrease Percentage Lease revenue by $12,965,000 and $11,486,000, respectively; decrease minority interest, common by $557,000 and $489,000, respectively; and decrease net income applicable to common shareholders by $12,408,000 and $10,997,000, respectively.

At March 31, 2000 "deferred rent revenue" of $12,965,000 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases which the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2000. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized.

For comparability purposes only, assuming that amounts included in deferred rent revenue at March 31, 2000 and 1999 were earned at March 31, 2000 and 1999, the Company would have had Percentage Lease revenue of $28,459,000 from the Lessees compared with $25,806,000 for 1999. This increase is due primarily to the RevPAR growth of approximately 3.7% at the Company's hotels.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 ("2000") TO THE THREE MONTHS ENDED MARCH 31, 1999 ("1999")

The increase in Percentage Lease revenue for 2000 from 1999 is attributable to increases in base rents in 2000 and the recognition of a full quarter of base rent for four hotels purchased in 1999. Included in deferred rent revenue at March 31, 2000 and 1999 is $12,965,000 and $11,486,000, respectively, of first quarter Percentage Rent collected or due from the Lessees, which management expects the Company to recognize as Percentage Lease revenue in the third and fourth quarters of 2000 and 1999.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $10,220,000 in the aggregate for 2000 compared with $9,325,000 for 1999. The increase in Depreciation and Amortization was primarily due to the depreciation of renovations completed at the Hotels during 1999.

Real estate and personal property taxes and property insurance remained relatively constant in 2000 compared with 1999, $3,028,000 and $2,977,000, respectively.

Interest expense for 2000 was $4,688,000 compared with $3,960,000 for 1999. This increase is due primarily to increased borrowings for hotels purchased during 1999 and increases in the interest rates on the Company's variable rate debt.

General and administrative expenses remained relatively constant in 2000 compared with 1999, $1,192,000 and $1,155,000, respectively.

Net loss applicable to common shareholders for 2000 was $(6,738,000), or $(0.20) per diluted share, compared with $(6,387,000), or $(0.19) per diluted share, for 1999. The increased net loss is due primarily to the factors discussed previously.

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

CASH FLOW ANALYSIS

         Cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 2000 and 1999 were $21,741,000 and $12,437,000, including approximately $6,405,000 and $3,427,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included approximately $7,645,000 and $3,562,000 at March 31, 2000 and 1999, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

         Net cash provided by operating activities for the three months ended March 31, 2000 and 1999 was $19,444,000 and $17,192,000, respectively.

         Net cash used in investing activities was $5,618,000 for the three months ended March 31, 2000. This was comprised primarily of (a) renovations at certain hotels of approximately $2,000,000, (b) net deposits into restricted cash accounts of approximately $1,780,000 and (c) development costs on the Company's project in Tyson's Corner, Virginia of approximately $1,840,000.

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

         Net cash used by financing activities was $10,539,000 for the three months ended March 31, 2000, consisting primarily of borrowings under the Line of Credit of approximately $7,000,000, which was offset by distributions paid of approximately $13,815,000 and payments on debt of approximately $3,540,000.

         Net cash provided by financing activities was $32,609,000 for the three months ended March 31, 1999, consisting primarily of borrowings under the Line of Credit of $47,000,000 offset by distributions paid of $13,772,000.

DISTRIBUTIONS/DIVIDENDS

         The Company pays regular distributions on its common shares and Common Units and the current quarterly distribution is $0.28 per share or unit. Quarterly preferred distributions of $0.28875 are payable on each Class B Preferred Unit. The Series A Preferred Shares are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The holders of the Common Units and Class B Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its REIT status.

DEBT

         In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has bank funding commitments remaining under its Line of Credit of approximately $190,000,000 at March 31, 2000. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. On May 8, 2000 the Company closed on the Amended Line of Credit. The Amended Line of Credit has terms, conditions and covenants substantially similar to those of the Line of Credit, except that the size of the facility has been reduced to $130,000,000 and the maturity date has been extended to May 2003.

         The following table summarizes certain information concerning the Company's debt at March 31, 2000:

Investment in hotels, at cost                            $835,211,000
Debt                                                      247,335,000
Percentage of debt to investment in hotels, at cost             29.6%

Percentage of fixed rate debt to total debt                     76.1%

Weighted average implied interest rates on:
     Fixed rate debt                                            7.45%
     Variable rate debt                                         6.91%
     Total debt                                                 7.32%

Number of hotels properties:
     Collateralized                                                34
     Unencumbered                                                  33

         Certain debt coverage ratios for the Company are as follows for the three months ended March 31, 2000: (a) interest coverage ratio (EBITDA divided by interest expense) of 5.8x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.6x, and (c) total debt to EBITDA of 2.4x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels.

         The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at March 31, 2000, a 100 basis point increase in the LIBOR rate would increase annual interest charges $490,000.

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

         Management believes that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet some of the routine expenditures for furniture and equipment at the Hotels. It is currently estimated that the Company will spend between $25,000,000 and $28,000,000 in capital expenditures at the Hotels in 2000. The Company currently intends to pay for the cost of capital improvements and any additional furniture and equipment requirements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, the Line of Credit.

         The Company is developing a 120-room Residence Inn by Marriott Hotel located in Tysons Corner, Virginia. The total cost of this project is anticipated to be approximately $14 million and completion of the project is anticipated in the fourth quarter of 2000. This hotel is expected to be leased and operated by the IH Lessee. The development costs are expected to be funded through the Line of Credit and available cash.

SEASONALITY OF HOTEL BUSINESS

         The hotel industry is seasonal in nature. Historically, the Hotels' operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distribution for such quarter due to seasonal and other factors, the Company may maintain the annual distribution rate by funding quarterly distributions with available cash or borrowings under the Line of Credit.

INFLATION

         Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, generally possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party managers retained by the Lessee to raise room rates in response to inflation.

FUND FROM OPERATIONS

         Funds From Operations ("FFO") is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of the Real Estate Investment Trusts ("NAREIT"), is net income (loss) before minority interest (determined in accordance with generally accepted accounting principals), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company has also made an adjustment for rent revenue deferred under SAB 101. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

         The following table presents the Company's calculations of FFO and FFO per share for the three months ended March 31, 2000 and 1999 (in thousands, except share and per share data):

                                   2000           1999
                                               (restated)
------------------------------ -------------  -------------
Net loss applicable to
     common shareholders       $    (6,738)   $    (6,387)
Minority interest, common             (303)          (284)
Minority interest, preferred         1,173          1,173
Depreciation                         9,608          8,712
Preferred share dividends            2,496          2,496
Deferred rent revenue               12,965         11,486
------------------------------ -------------  -------------
FFO                            $    19,201    $    17,196
------------------------------ -------------  -------------
Denominator for diluted
     earnings per share         34,192,607     34,169,139
Weighted average
     Common Units                1,559,515      1,540,096
     Preferred Units             4,063,329      4,063,329
     Convertible
       preferred shares          6,857,493      6,857,493
------------------------------ -------------  -------------
Denominator for FFO
     per share                  46,672,944     46,630,057
------------------------------ -------------  -------------
FFO per share                  $      0.41    $      0.37
------------------------------ -------------  -------------

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such favors or to reflect the impact of actual future events or developments or such forward-looking statements.

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and debt. At March 31, 2000, the Company had total outstanding indebtedness of approximately $247,335,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. At March 31, 2000, the Company has no derivative or interest rate hedging instrument exposure. Approximately 76.1% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.45% at March 31, 2000. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding at March 31, 2000, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                              FAIR
                                 2000      2001      2002      2003      2004     THEREAFTER     TOTAL       VALUE
------------------------------ --------- --------- --------- --------- --------- ------------- ----------- -----------
LIABILITIES
Debt
   Fixed rate                    $2,161    $6,081    $3,480    $4,577    $4,905      $167,131    $188,335    $188,335
     Average interest rate        7.57%     6.32%     7.65%     7.57%     7.57%         7.48%       7.45%
   Variable rate                     --    49,000        --        --        --        10,000      59,000      59,000
     Average interest rate           --     7.58%        --        --        --         3.65%       6.91%

The table incorporates only those exposures that exist as of March 31, 2000 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit - 27.1 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant in the three months ending March 31, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             INNKEEPERS USA TRUST


                                             /s/ Gregory M. Fay
                                             ------------------------------
May 10, 2000                                 Gregory M. Fay
---------------------------                  Vice-President of Accounting
                                             (Principal Accounting Officer)

                              INNKEEPERS USA TRUST
                 Form 10-Q for the quarter ending March 31, 2000



                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit
------   ----------------------

27.1     Financial Data Schedule (for SEC use only)