Form 10-Q/A
period 2000-03-31
INNKEEPERS USA TRUST/FL
filed 2000-07-19
CIK 926866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                              Page Number
PART I        Financial Information
Item 1.       Financial Statements
              INNKEEPERS USA TRUST
              Consolidated Balance Sheets at
                March 31, 2000 (unaudited) and December 31, 1999                  1

              Consolidated Statements of Income for the
                three months ended March 31, 2000 and
                1999 (unaudited)                                                  2

              Consolidated Statements of Cash Flows for the three months
                ended March 31, 2000 and 1999 (unaudited)                         3

              Notes to Consolidated Financial Statements                          4

              INNKEEPERS HOSPITALITY

              Combined Balance Sheets at March 31, 2000
                (unaudited) and December 31, 1999                                 6

              Combined Statements of Income for the
                three months ended March 31, 2000 and 1999
                (unaudited)                                                       7

              Combined Statements of Cash Flows for
                the three months ended March 31, 2000 and 1999
                (unaudited)                                                       8

              Notes to Combined Financial Statements                              9

Item 2.       Management's Decision and Analysis of Financial
                Condition and Results of Operations                              10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk         17

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                   18

              Signature                                                          19

                                        i

Innkeepers USA Trust
Consolidated Balance Sheets

(in thousands, except share and per share data)

                                                                      March 31, 2000       December 31,
                                                                       (unaudited)            1999
---------------------------------------------------------------------------------------------------------
ASSETS
Investment in hotel properties:
  Land and improvements                                                 $   95,891      $   95,891
  Buildings and improvements                                               628,359         628,266
  Furniture and equipment                                                  102,476         102,392
  Renovations in process                                                     2,273             456
  Hotels under development                                                   6,212           4,366
--------------------------------------------------------------------------------------------------
                                                                           835,211         831,371
  Accumulated depreciation                                                (109,095)        (99,487)
--------------------------------------------------------------------------------------------------
  Net investment in hotel properties                                       726,116         731,884

Cash and cash equivalents                                                    7,691           4,404
Restricted cash and cash equivalents                                        14,050          12,272
Due from Lessees                                                            13,577          12,484
Deferred expenses, net                                                       3,809           3,965
Other assets                                                                 1,558           1,691
--------------------------------------------------------------------------------------------------
       Total assets                                                       $766,801        $766,700
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                      $247,335        $243,875
Accounts payable and accrued expenses                                        7,435           6,844
Distributions payable                                                       13,066          13,067
Deferred rent revenue                                                       12,965              --
Minority interest in Partnership                                            58,667          59,457
--------------------------------------------------------------------------------------------------
       Total liabilities                                                   339,468         323,243
--------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred shares, $0.01 par value, 20,000,000 shares
     authorized, 4,630,000 shares issued and outstanding                   115,750         115,750
  Common shares, $0.01 par value, 100,000,000 shares
     authorized, 34,676,586 issued and outstanding                             347             347
  Additional paid-in capital                                               367,187         367,191
  Unearned compensation                                                     (4,816)         (5,144)
  Distributions in excess of net earnings                                  (51,135)        (34,687)
--------------------------------------------------------------------------------------------------
       Total shareholders' equity                                          427,333         443,457
--------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                         $766,801        $766,700
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Income
(in thousands, except per share data)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                         -------------------------------------------
                                                                             2000         1999 *           1999
                                                                         (unaudited)    (unaudited)     (unaudited)
                                                                                                        (proforma)
--------------------------------------------------------------------------------------------------------------------
Revenue:
  Percentage Lease revenue                                                  $ 15,494         $25,806        $ 14,320
  Other revenue                                                                  377             209             209
--------------------------------------------------------------------------------------------------------------------
       Total revenue                                                          15,871          26,015          14,529
--------------------------------------------------------------------------------------------------------------------

Expenses:
  Depreciation                                                                 9,608           8,712           8,712
  Amortization of franchise costs                                                 17              18              18
  Ground rent                                                                    115             114             114
  Interest expense                                                             4,688           3,960           3,960
  Amortization of loan origination fees                                          267             238             238
  Real estate and personal property taxes and property insurance               3,028           2,977           2,977
  General and administrative                                                   1,192           1,155           1,155
  Amortization of unearned compensation                                          328             357             357
--------------------------------------------------------------------------------------------------------------------
       Total expenses                                                         19,243          17,531          17,531
--------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest                                        (3,372)          8,484          (3,002)
Minority interest, common                                                        303            (205)            284
Minority interest, preferred                                                  (1,173)         (1,173)         (1,173)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                             (4,242)          7,106          (3,891)
Preferred share dividends                                                     (2,496)         (2,496)         (2,496)
--------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders                         $ (6,738)       $  4,610        $ (6,387)
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share data:
  Basic                                                                     $  (0.20)       $   0.14        $  (0.19)
--------------------------------------------------------------------------------------------------------------------

  Diluted                                                                    $(0.20)           $0.13         $(0.19)
------------------------------------------------------------------------------------------------------------------
     * Amended from previous filing, see Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
(in thousands)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           2000             1999
                                                                       (unaudited)      (unaudited)
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                    $    (4,242)          $7,106
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                        10,220            9,325
       Minority interests                                                      870            1,378
       Deferred rent revenue                                                12,965                -
       Changes in operating assets and liabilities:
         Due from Lessees                                                   (1,093)          (1,451)
         Other assets                                                          133             (159)
         Accounts payable and accrued expenses                                 591              993
---------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                            19,444           17,192
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Investment in hotel properties                                            (3,840)         (46,899)
  Net deposits into restricted cash accounts                                (1,778)             (96)
---------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                (5,618)         (46,995)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from debt issuance                                                7,000           47,000
  Payments on debt                                                          (3,540)            (309)
  Dividend reinvestment plan and shelf registration costs paid                  (5)            (133)
  Distributions paid to unit holders                                        (1,610)          (1,605)
  Distributions paid to shareholders                                       (12,205)         (12,167)
  Redemption of units                                                          (51)             (27)
  Loan origination fees and costs paid                                        (128)            (150)
---------------------------------------------------------------------------------------------------
       Net cash provided (used) by financing activities                    (10,539)          32,609
---------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    3,287            2,806
Cash and cash equivalents at beginning of period                             4,404            2,642
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $7,691          $ 5,448
---------------------------------------------------------------------------------------------------
Supplemental cash flow information:
  Interest paid                                                             $4,211           $3,330
---------------------------------------------------------------------------------------------------

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

2.       CHANGE IN ACCOUNTING PRINCIPLE


         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 will impact the Company's current revenue recognition on an interim basis, but will have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees. The Company adopted the provisions of SAB 101 as a change in accounting principle and recorded the results of the 2000 first quarter in accordance with the new pronouncement. The effect of this change on the three months ended March 31, 2000 statement of operations was to decrease total revenue by approximately $12,965,000, net income applicable to common shareholders by approximately $12,408,000 and net income applicable to common shareholders by $0.37 per basic and diluted share. The proforma effect of this change on the three months ended March 31, 1999 statement of operations was to decrease total revenue by approximately $11,486,000, net income applicable to common shareholders by approximately $10,997,000 and net income applicable to common shareholders by $0.33 per basic share and $0.32 per diluted share.

         The Company filed its first quarter 2000 Form 10-Q reflecting the 1999 proforma statements of operations as the 1999 restated historical financial information. The Company has re-filed its first quarter 2000 Form 10-Q to reflect the 1999 statement of operations as originally filed in the first quarter 1999 Form 10-Q and included the 1999 proforma statement of operations as proforma financial information.



3.       EARNINGS PER SHARE


         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2000 and 1999 (in thousands, except share and per share data):


                                                                    2000                1999
  -------------------------------------------------------------------------------------------
  Numerator:
    Net income (loss)                                          $    (4,242)     $     7,106
    Preferred share dividends                                       (2,496)          (2,496)
  -------------------------------------------------------------------------------------------
    Net income (loss) applicable to common shareholders        $    (6,738)     $     4,610
  -------------------------------------------------------------------------------------------
  Denominator:
    Denominator for basic earnings per share -- weighted
           average shares                                        34,192,451      34,064,095
    Effect of dilutive securities:
           Stock options                                                 --          30,144
           Restricted shares                                            156          74,900
  -------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share -- adjusted
           weighted average shares and assumed conversions       34,192,607      34,169,139
  -------------------------------------------------------------------------------------------

  Earnings (loss) per share data:
    Basic                                                      $     (0.20)     $      0.14
  -------------------------------------------------------------------------------------------
    Diluted                                                    $     (0.20)     $      0.13
  -------------------------------------------------------------------------------------------

         The Series A Preferred Shares and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings (loss) per share.

4.       SUBSEQUENT EVENTS

         In May 2000, Frederic M. Shaw, the Company's former Executive Vice President and Chief Operating Officer filed suit against the Company and certain officers of the Company. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company. The Company believes that the disposition of these claims will not have a material adverse effect on the Company's results of operations or financial position.


         On May 8, 2000 the Company closed on an amended $130,000,000 line of credit (the "Amended Line of Credit"). The Amended Line of Credit has terms, conditions and covenants substantially similar to those of the Line of Credit, except that the size of the facility has been reduced to $130,000,000 and the maturity date has been extended to May 2003.

Innkeepers Hospitality
Combined Balance Sheets
(in thousands, except share data)

                                                                     March 31,    December 31,
                                                                       2000           1999
                                                                   (unaudited)
----------------------------------------------------------------------------------------------
ASSETS
Current assets:
       Cash and cash equivalents                                        $16,734     $17,849
       Marketable securities                                              2,673       2,690
       Accounts receivable, net                                           8,274       4,848
       Prepaid expenses                                                     413         538
-------------------------------------------------------------------------------------------
           Total current assets                                          28,094      25,925

Other assets                                                                 93         104
-------------------------------------------------------------------------------------------
           Total assets                                                 $28,187     $26,029
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                 $ 4,438     $ 3,734
       Accrued expenses                                                   3,859       3,879
       Payable to Manager                                                 5,683       5,159
       Due to Partnership                                                12,421      11,735
-------------------------------------------------------------------------------------------
           Total current liabilities                                     26,401      24,507
Other long-term liabilities                                                 937         937
-------------------------------------------------------------------------------------------
           Total liabilities                                             27,338      25,444
-------------------------------------------------------------------------------------------

Shareholders' equity:
  Common shares,  $1 par value,  8,000 shares  authorized,  issued and
  outstanding                                                                 8           8
  Additional paid-in capital                                                290         290
  Unrealized loss on marketable securities                                 (770)       (753)
  Retained earnings                                                       1,321       1,040
-------------------------------------------------------------------------------------------
           Total shareholders' equity                                       849         585
-------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                   $28,187     $26,029
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
(in thousands)

                                                                         Three Months Ended
                                                                             March 31,
                                                              ------------------------------------
                                                                    2000                  1999
                                                                (unaudited)            (unaudited)
--------------------------------------------------------------------------------------------------

Gross operating revenue:
  Rooms                                                          $ 52,179               $ 46,250
  Food and beverage                                                    91                     13
  Telephone                                                         1,565                  1,373
  Other                                                               978                    891
-------------------------------------------------------------------------------------------------
     Gross operating revenue                                       54,813                 48,527

Departmental expenses:
  Rooms                                                            10,733                  9,160
  Food and beverage                                                    71                      1
  Telephone                                                           455                    447
  Other                                                               463                    425
-------------------------------------------------------------------------------------------------
     Total departmental profit                                     43,091                 38,494
-------------------------------------------------------------------------------------------------

Unallocated operating expenses:
  General and administrative                                        3,836                  3,681
  Franchise and marketing fees                                      3,172                  2,935
  Advertising and promotions                                        2,490                  2,248
  Utilities                                                         2,126                  2,156
  Repairs and maintenance                                           2,240                  2,182
  Management fees                                                   1,263                  1,083
-------------------------------------------------------------------------------------------------
     Total unallocated operating expenses                          15,127                 14,285
-------------------------------------------------------------------------------------------------

     Gross profit                                                  27,964                 24,209
Insurance                                                            (175)                  (219)
Lessee overhead                                                    (1,094)                  (776)
Percentage lease expense                                          (25,174)               (21,997)
-------------------------------------------------------------------------------------------------
Net income                                                          1,521                  1,217
Other comprehensive income - unrealized
        losses on marketable securities                               (17)                  (369)
-------------------------------------------------------------------------------------------------
Comprehensive income                                             $  1,504                $   848
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
(in thousands)

                                                                     Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                    2000            1999
                                                                (unaudited)      (unaudited)
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $  1,521      $  1,217
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                        11            20
     Changes in operating assets and liabilities:
       Accounts receivable                                           (3,426)       (2,776)
       Prepaid expenses                                                 125            62
       Accounts payable                                                 704           493
       Accrued expenses                                                 (20)          412
       Payable to Manager                                               524         3,022
       Due to Partnership                                               686           459
-----------------------------------------------------------------------------------------
     Net cash provided by operating activities                          125         2,909
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Advances from Partnership                                              --           165
  Purchase of marketable securities, net                                 --          (990)
-----------------------------------------------------------------------------------------
     Net cash used in investing activities                               --          (825)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions paid                                                 (1,240)        (174)
-----------------------------------------------------------------------------------------
     Net cash used in financing activities                           (1,240)        (174)
-----------------------------------------------------------------------------------------

  Net increase (decrease) in cash and cash equivalents               (1,115)       1,910

  Cash and cash equivalents at beginning of period                   17,849       13,562
-----------------------------------------------------------------------------------------

  Cash and cash equivalents at end of period                       $ 16,734      $15,472
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                       8

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

The Hotels

The following chart sets forth certain information with respect to the Hotels at March 31, 2000:

Franchise Affiliation                            Number of         Number of
                                                  Hotels         Rooms/Suites
-----------------------------------------------------------------------------
Upscale Extended-Stay
         Residence Inn by Marriott                    44               5,194
         Summerfield Suites                            6                 759
         Sunrise Suites                                1                  96
-----------------------------------------------------------------------------
                                                      51               6,049
-----------------------------------------------------------------------------
Mid-Priced
         Hampton Inn                                  12               1,527
         Courtyard by Marriott                         1                 136
         TownePlace Suites by Marriott                 1                  95
         Comfort Inn                                   1                 127
         Holiday Inn Express                           1                 204
-----------------------------------------------------------------------------
                                                      16               2,089
-----------------------------------------------------------------------------
                                                      67               8,138
-----------------------------------------------------------------------------

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

                                        Three Months ended
                                             March 31,          Percentage
                                     -------------------------    increase
                                       2000         1999        (decrease)
-------------------------------------------------------------------------------
Portfolio (1)
------------------------------------
ADR                                  $105.32       $99.76          5.6%
Occupancy                              76.5%        77.9%         (1.8)
RevPAR                                $80.52       $77.68          3.7


By Type
------------------------------------
Upscale Extended Stay Hotels (2)
  ADR                                $109.62      $104.45          5.0
  Occupancy                            80.4%        81.5%         (1.3)
  RevPAR                              $88.17       $85.14          3.6


Limited Service Hotels (3)
  ADR                                 $88.00       $81.34          8.2
  Occupancy                            63.8%        66.2%         (3.7)
  RevPAR                              $56.13       $53.88          4.2

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


The Company adopted the provisions of SAB 101 as a change in accounting principle and recorded the results of the 2000 first quarter in accordance with the new pronouncement. The effect of the change as reflected in Note 2 to the financial statements on the three months ending March 31, 2000 and 1999 was to: decrease Percentage Lease revenue by $12,965,000 and $11,486,000, respectively; decrease minority interest, common by $557,000 and $489,000, respectively; and decrease net income applicable to common shareholders by $12,408,000 and $10,997,000, respectively.


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


For comparability purposes only, assuming that the amount included in deferred rent revenue at March 31, 2000 was earned at March 31, 2000, the Company would have had Percentage Lease revenue of $28,459,000 from the Lessees compared with $25,806,000 for 1999. This increase is due primarily to the RevPAR growth of approximately 3.7% at the Company's hotels.


Comparison of the Three Months Ended March 31, 2000 ("2000") to the Three Months Ended March 31, 1999 ("1999")


The decrease in Percentage Lease revenue for 2000 from 1999 is attributable to the adoption of SAB 101 as of January 1, 2000. Included in deferred rent revenue at March 31, 2000 is $12,965,000 of first quarter Percentage Rent collected or due from the Lessees, which management expects the Company to recognize as Percentage Lease revenue in the third and fourth quarters of 2000.


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


Net income (loss) applicable to common shareholders for 2000 was $(6,738,000), or $(0.20) per diluted share, compared with $4,610,000, or $0.13 per diluted share, for 1999. This change is due primarily to the factors discussed previously.


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


         The following table presents the Company's calculations of FFO and the denominator for FFO per share for the three months ended March 31, 2000 and 1999 (in thousands, except share data):

                                                 2000              1999
--------------------------------------------------------------------------
Net income (loss) applicable to
     common shareholders                     $    (6,738)      $     4,610
Minority interest, common                           (303)              205
Minority interest, preferred                       1,173             1,173
Depreciation                                       9,608             8,712
Preferred share dividends                          2,496             2,496
Deferred rent revenue                             12,965                 -
--------------------------------------------------------------------------
FFO                                          $    19,201       $    17,196
--------------------------------------------------------------------------
Denominator for diluted
     earnings per share                       34,192,607        34,169,139
Weighted average
     Common Units                              1,559,515         1,540,096
     Preferred Units                           4,063,329         4,063,329
     Convertible
       preferred shares                        6,857,493         6,857,493
--------------------------------------------------------------------------
Denominator for FFO
     per share                                46,672,944        46,630,057
--------------------------------------------------------------------------


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

                                         INNKEEPERS USA TRUST


                                         /s/ Gregory M. Fay
July 17, 2000                            ----------------------------------
---------------------------              Gregory M. Fay
                                         Chief Accounting Officer
                                         (Principal Accounting Officer)