Form 10-Q
period 2000-06-30
INNKEEPERS USA TRUST/FL
filed 2000-08-04
CIK 926866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


                         Commission File Number 0-24568


                              INNKEEPERS USA TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                        MARYLAND                        65-0503831
            ------------------------------       ----------------------
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)       Identification Number)


         306 ROYAL POINCIANA WAY,                 TELEPHONE (561) 835-1800
 ----------------------------------------      -----------------------------
        Palm Beach, Florida 33480              (Registrant's telephone number
 (Address of principal executive offices)           including area code)


                                       N/A
                                  ------------
                                  (former name)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.

                             [X] Yes         [ ] No

The number of common shares of beneficial interest, $.01 par value, outstanding on August 1, 2000, was 34,676,586.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                    PAGE NUMBER
                                                                    -----------
PART I      Financial Information

Item 1.     Financial Statements

            INNKEEPERS USA TRUST

            Consolidated Balance Sheets at June 30, 2000
              (unaudited) and December 31, 1999                           1

            Consolidated Statements of Income for the three
              and six months ended June 30, 2000 and
              1999 (unaudited)                                            2

            Consolidated Statements of Cash Flows for the six
              months ended June 30, 2000 and 1999 (unaudited)             3

            Notes to Consolidated Financial Statements                    4

            INNKEEPERS HOSPITALITY

            Combined Balance Sheets at June 30, 2000
              (unaudited) and December 31, 1999                           6

            Combined Statements of Income for the three
              and six months ended June 30, 2000 and
              1999 (unaudited)                                            7

            Combined Statements of Cash Flows for the six
              months ended June 30, 2000 and 1999 (unaudited)             8

            Notes to Combined Financial Statements                        9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk   18

PART II.    Other Information

Item 4.     Submission of Matters to a Vote of Security Holders          19

Item 6.     Exhibits and Reports on Form 8-K                             19

            Signature                                                    20

INNKEEPERS USA TRUST
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30,       DECEMBER 31,
                                                                2000             1999
                                                            (UNAUDITED)
                                                             ---------       -----------
ASSETS
Investment in hotel properties:
  Land and improvements                                       $  95,937       $  95,891
  Buildings and improvements                                    628,563         628,266
  Furniture and equipment                                       103,149         102,392
  Renovations in process                                          5,771             456
  Hotels under development                                        7,235           4,366
                                                              ---------       ---------
                                                                840,655         831,371
    Accumulated depreciation                                   (118,682)        (99,487)
                                                              ---------       ---------
   Net investment in hotel properties                           721,973         731,884

Cash and cash equivalents                                         7,488           4,404
Restricted cash and cash equivalents                             15,339          12,272
Due from Lessees                                                 15,417          12,484
Deferred expenses, net                                            4,402           3,965
Other assets                                                      1,464           1,691
                                                              ---------       ---------
       Total assets                                           $ 766,083       $ 766,700
                                                              ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                          $ 246,614       $ 243,875
Accounts payable and accrued expenses                             7,003           6,844
Distributions payable                                            13,066          13,067
Deferred rent revenue                                            26,096              --
Minority interest in Partnership                                 58,111          59,457
                                                              ---------       ---------
       Total liabilities                                        350,890         323,243
                                                              ---------       ---------
Shareholders' equity:
  Preferred shares, $0.01 par value, 20,000,000 shares
     authorized, 4,630,000 shares issued and outstanding        115,750         115,750
  Common shares, $0.01 par value, 100,000,000 shares
     authorized, 34,676,586 issued and outstanding                  347             347
  Additional paid-in capital                                    367,182         367,191
  Unearned compensation                                          (4,566)         (5,144)
  Distributions in excess of net earnings                       (63,520)        (34,687)
                                                              ---------       ---------
       Total shareholders' equity                               415,193         443,457
                                                              ---------       ---------
       Total liabilities and shareholders' equity             $ 766,083       $ 766,700
                                                              ---------       ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                     JUNE 30,
                                                      ---------------------         -----------------------
                                                         2000         1999             2000         1999
                                                      (UNAUDITED) (UNAUDITED)      (UNAUDITED)   (UNAUDITED)
                                                       ---------   ---------        ---------     ---------
Revenue:
  Percentage Lease revenue                             $ 19,410     $ 29,404         $ 34,904     $ 55,210
  Other revenue                                             386          306              763          515
                                                       --------     --------         --------     --------
       Total revenue                                     19,796       29,710           35,667       55,725
                                                       --------     --------         --------     --------
Expenses:
  Depreciation                                            9,587        9,380           19,195       18,092
  Amortization of franchise costs                            17           19               34           37
  Ground rent                                               117          114              232          228
  Interest expense                                        4,445        4,314            9,133        8,274
  Amortization of loan origination fees                     228          231              495          469
  Real estate and personal property taxes and
          property insurance                              2,918        2,955            5,946        5,932
  General and administrative                              1,120          767            2,312        1,922
  Amortization of unearned compensation                     251          338              579          695
                                                       --------     --------         --------     --------
       Total expenses                                    18,683       18,118           37,926       35,649
                                                       --------     --------         --------     --------

Income (loss) before minority interest                    1,113       11,592           (2,259)      20,076
Minority interest, common                                   120         (341)             423         (546)
Minority interest, preferred                             (1,174)      (1,174)          (2,347)      (2,347)
Extraordinary loss                                         (240)          --             (240)          --
                                                        -------     --------         --------     --------
Net income (loss)                                          (181)      10,077           (4,423)      17,183
Preferred share dividends                                (2,496)      (2,496)          (4,992)      (4,992)
                                                       --------     --------         --------     --------
Net income (loss) applicable to common shareholders    $ (2,677)    $  7,581         ($ 9,415)    $ 12,191
                                                       --------     --------         --------     --------
Earnings (loss) per share data:
  Basic - before extraordinary loss                    $  (0.07)    $   0.22         $  (0.27)    $   0.36
  Extraordinary loss                                      (0.01)          --            (0.01)          --
                                                       --------     --------         --------     --------
  Basic                                                $  (0.08)    $   0.22         $  (0.28)    $   0.36
                                                       --------     --------         --------     --------

   Diluted  - before extraordinary loss                $  (0.07)    $   0.22         $  (0.27)    $   0.36
   Extraordinary loss                                     (0.01)          --            (0.01)          --
                                                       --------     --------         --------     --------
  Diluted                                              $  (0.08)    $   0.22         $  (0.28)    $   0.36
                                                       --------     --------         --------     --------

Supplemental financial information (See Note 2):        ACTUAL      PROFORMA          ACTUAL      PROFORMA
                                                       --------     --------         --------     --------
  Percentage Lease revenue                             $ 19,410     $ 16,402         $ 34,904     $ 30,722
  Net loss                                             $   (181)    $ (2,364)        $ (4,423)    $ (6,255)
  Net loss applicable to common shareholders           $ (2,677)    $ (4,860)        $ (9,415)    $(11,247)
  Net loss per share - basic                           $  (0.08)    $  (0.14)        $  (0.28)    $  (0.33)
  Net loss per share - diluted                         $  (0.08)    $  (0.14)        $  (0.28)    $  (0.33)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  ---------------------
                                                                    2000         1999
                                                                (UNAUDITED)   (UNAUDITED)
                                                                 ----------    ---------
Cash flows from operating activities:
  Net income (loss)                                               $ (4,423)    $ 17,183
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                20,303       19,293
       Minority interests                                            1,924        2,893
       Deferred rent revenue                                        26,096           --
       Extraordinary loss                                              240           --
       Changes in operating assets and liabilities:
         Due from Lessees                                           (2,933)      (3,375)
         Other assets                                                  227          (32)
         Accounts payable and accrued expenses                         159        1,666
                                                                  --------     --------
       Net cash provided by operating activities                    41,593       37,628
                                                                  --------     --------
Cash flows from investing activities:
  Investment in hotel properties                                    (9,284)     (57,957)
  Net deposits into restricted cash accounts                        (3,067)        (535)
                                                                  --------     --------
       Net cash used in investing activities                       (12,351)     (58,492)
                                                                  --------     --------
Cash flows from financing activities:
  Proceeds from debt issuance                                       11,000       55,500
  Payments on debt                                                  (8,261)      (5,303)
  Dividend reinvestment plan and shelf registration costs paid         (10)        (135)
  Distributions paid to unit holders                                (3,220)      (3,210)
  Distributions paid to shareholders                               (24,410)     (24,373)
  Redemption of units                                                  (51)         (27)
  Loan origination fees and costs paid                              (1,206)        (228)
                                                                  --------     --------
       Net cash provided (used) by financing activities            (26,158)      22,224
                                                                  --------     --------
Net increase in cash and cash equivalents                            3,084        1,360
Cash and cash equivalents at beginning of period                     4,404        2,642
                                                                  --------     --------
Cash and cash equivalents at end of period                        $  7,488     $  4,002
                                                                  --------     --------
Supplemental cash flow information:
  Interest paid                                                   $  9,245     $  7,601
                                                                  --------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at June 30, 2000 owned interests in 67 hotels with an aggregate of 8,137 rooms/suites (the "Hotels") through its interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 44 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one TownePlace Suites by Marriott hotel, one Comfort Inn hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 23 states, with 11 hotels located in California, 5 each in Florida, Washington and Michigan, and 4 each in Texas, Illinois and Pennsylvania.

         The Company leases 60 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee") and seven of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and collectively with the IH Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). An officer of the Company is the majority shareholder of the IH Lessee and a trustee of the Company is a director of the Summerfield Lessee.

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

2.       CHANGE IN ACCOUNTING PRINCIPLE

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 impact the Company's revenue recognition on an interim basis, but have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees. The Company adopted the provisions of SAB 101 as a change in accounting principle and recorded the results of the 2000 first and second quarters in accordance with the new pronouncement. The effect of this change on the three months ended June 30, 2000 consolidated statement of income was to decrease total revenue by approximately $13,131,000 and net income applicable to common shareholders by approximately $12,566,000, or $0.37 per basic and diluted share. The proforma effect of this change on the three months ended June 30, 1999 consolidated statement of income was to decrease total revenue by approximately $13,002,000 and net income applicable to common shareholders by approximately $12,441,000, or $0.36 per basic and diluted share. The effect of this change on the six months ended June 30, 2000 consolidated statement of income was to decrease total revenue by approximately $26,096,000 and net income applicable to common shareholders by approximately $24,974,000, or $0.73 per basic and diluted share. The proforma effect of this change on the six months ended June 30, 1999 consolidated statement of income was to decrease total revenue by approximately $24,488,000 and net income applicable to common shareholders by approximately $23,438,000, or $0.69 per basic and diluted share.

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except share and per share data):

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                              JUNE 30,
                                                           -----------------------------         -----------------------------
                                                               2000             1999                 2000             1999
                                                           ------------     ------------         ------------     ------------
         NUMERATOR:
           Net income (loss)                               $       (181)    $     10,077         $     (4,423)    $     17,183
           Preferred share dividends                             (2,496)          (2,496)              (4,992)          (4,992)
                                                           ------------     ------------         ------------     ------------
           Net income (loss) applicable to common
                 shareholders                                    (2,677)           7,581               (9,415)          12,191
           Extraordinary loss                                       240               --                  240               --
                                                           ------------     ------------         ------------     ------------
           Net income (loss) applicable to common
                 shareholders before extraordinary loss    $     (2,437)    $      7,581         $     (9,175)    $     12,191
                                                           ------------     ------------         ------------     ------------
         DENOMINATOR:
           Denominator for basic earnings per share -
                 weighted average shares                     34,193,485       34,070,133           34,192,968       34,067,114
           Effect of dilutive securities:
                  Stock options                                     379           19,199                  190           24,672
                  Restricted shares                              31,158           78,104               15,657           76,502
                                                           ------------     ------------         ------------     ------------
           Denominator for diluted earnings per share -
                 adjusted weighted average shares and
                 assumed conversions                         34,225,022       34,167,436           34,208,815       34,168,288
                                                           ------------     ------------         ------------     ------------
         EARNINGS  PER SHARE DATA:
           Basic - before extraordinary loss               $      (0.07)    $       0.22         $      (0.27)    $       0.36
           Extraordinary loss                                     (0.01)              --         $      (0.01)              --
                                                           ------------     ------------         ------------     ------------
           Basic                                           $      (0.08)    $       0.22         $      (0.28)    $       0.36
                                                           ------------     ------------         ------------     ------------

           Diluted - before extraordinary loss             $      (0.07)    $       0.22         $      (0.27)    $       0.36
           Extraordinary loss                                     (0.01)              --         $      (0.01)              --
                                                           ------------     ------------         ------------     ------------
           Diluted                                         $      (0.08)    $       0.22         $      (0.28)    $       0.36
                                                           ------------     ------------         ------------     ------------

         The Series A Preferred Shares and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings (loss) per share.

4.       UNCERTAINTIES

         In May 2000, Frederic M. Shaw, the Company's former Executive Vice President and Chief Operating Officer, filed suit against the Company and certain officers of the Company. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company. The Company believes that the disposition of these claims will not have a material adverse effect on the Company's results of operations or financial position.

INNKEEPERS HOSPITALITY
COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
                                                        JUNE  30,   DECEMBER 31,
                                                           2000         1999
                                                       (UNAUDITED)
                                                        ---------   -----------
ASSETS
Current assets:
       Cash and cash equivalents                         $ 18,412     $ 17,849
       Marketable securities                                2,941        2,690
       Accounts receivable, net                            10,494        4,848
       Prepaid expenses                                       445          538
                                                         --------     --------
           Total current assets                            32,292       25,925

Other assets                                                   76          104
                                                         --------     --------
  Total assets                                           $ 32,368     $ 26,029
                                                         --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                  $  5,116     $  3,734
       Accrued expenses                                     4,647        3,879
       Payable to Manager                                   5,625        5,159
       Due to Partnership                                  14,708       11,735
                                                         --------     --------
           Total current liabilities                       30,096       24,507
Other long-term liabilities                                   937          937
                                                         --------     --------
           Total liabilities                               31,033       25,444
                                                         --------     --------
Shareholders' equity:
  Common shares, $1 par value, 8,000 shares authorized,
          issued and outstanding                                8            8
  Additional paid-in capital                                  290          290
  Unrealized loss on marketable securities                   (502)        (753)
  Retained earnings                                         1,539        1,040
                                                        --------     --------
          Total shareholders' equity                       1,335          585
                                                        --------     --------
          Total liabilities and shareholders' equity    $ 32,368     $ 26,029
                                                        --------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF INCOME
(IN THOUSANDS)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                             -----------------------         -----------------------
                                               2000          1999              2000          1999
                                            ---------     ---------         ---------     ---------
                                           (UNAUDITED)   (UNAUDITED)       (UNAUDITED)   (UNAUDITED)
                                            ---------     ---------         ---------     ---------
Gross operating revenue:
  Rooms                                      $  57,644     $  54,141         $ 109,823     $ 100,391
  Food and beverage                                 76            41               167            54
  Telephone                                      1,603         1,539             3,168         2,912
  Other                                          1,037         1,035             2,015         1,926
                                             ---------     ---------         ---------     ---------
     Gross operating revenue                    60,360        56,756           115,173       105,283

Departmental expenses:
  Rooms                                         11,639        11,548            22,372        20,708
  Food and beverage                                 65            51               136            52
  Telephone                                        581           529             1,036           976
  Other                                            467           430               930           855
                                             ---------     ---------         ---------     ---------
     Total departmental profit                  47,608        44,198            90,699        82,692
                                             ---------     ---------         ---------     ---------
Unallocated operating expenses:
  General and administrative                     4,286         4,018             8,122         7,699
  Franchise and marketing fees                   3,484         3,232             6,656         6,167
  Advertising and promotions                     2,654         2,494             5,144         4,742
  Utilities                                      1,816         1,770             3,942         3,926
  Repairs and maintenance                        2,481         2,086             4,721         4,268
  Management fees                                1,367         1,178             2,630         2,261
                                             ---------     ---------         ---------     ---------
     Total unallocated operating expenses       16,088        14,778            31,215        29,063
                                             ---------     ---------         ---------     ---------

     Gross profit                               31,520        29,420            59,484        53,629
Insurance                                         (324)         (249)             (499)         (468)
Lessee overhead                                   (856)         (729)           (1,950)       (1,505)
Percentage lease expense                       (28,813)      (26,459)          (53,987)      (48,456)
                                             ---------     ---------         ---------     ---------
Net income                                       1,527         1,983             3,048         3,200
Other comprehensive income -
        unrealized gains (losses) on
        marketable securities                      268           154               251          (215)
                                             ---------     ---------         ---------     ---------
Comprehensive income                         $   1,795     $   2,137         $   3,299     $   2,985
                                             ---------     ---------         ---------     ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                     -----------------------
                                                        2000         1999
                                                    (UNAUDITED)   (UNAUDITED)
                                                     ---------     ---------

Cash flows from operating activities:
  Net income                                          $  3,048     $  3,200
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                           28           41
     Changes in operating assets and liabilities:
       Accounts receivable                              (5,646)      (4,376)
       Prepaid expenses                                     93          233
       Accounts payable                                  1,382          479
       Accrued expenses                                    768          990
       Payable to Manager                                  466        2,022
       Due to Partnership                                2,973        2,996
                                                      --------     --------
     Net cash provided by operating activities           3,112        5,585
                                                      --------     --------
Cash flows from investing activities:
  Advances from Partnership                                 --          165
  Purchase of marketable securities, net                    --       (1,103)
                                                      --------     --------
     Net cash used in investing activities                  --         (938)

Cash flows from financing activities:
  Distributions paid                                    (2,549)      (1,033)
                                                      --------     --------
     Net cash used in financing activities              (2,549)      (1,033)
                                                      --------     --------

  Net increase in cash and cash equivalents                563        3,614

  Cash and cash equivalents at beginning of period      17,849       13,562
                                                      --------     --------

  Cash and cash equivalents at end of period          $ 18,412     $ 17,176
                                                      --------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
NOTES TO COMBINED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Innkeepers Hospitality, Inc. and other entities with identical ownership (collectively "IH" or the "IH Lessee"), are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The principal shareholder of the IH Lessee is Jeffrey H. Fisher, who is the Chairman, Chief Executive Officer and President of the Company. The IH Lessee leased 60 hotels (the "IH Leased Hotels") from the Company at June 30, 2000.

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

2.       UNCERTAINTIES

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

THE HOTELS

The following chart sets forth certain information with respect to the Hotels at June 30, 2000:

                                                  NUMBER OF    NUMBER OF
      FRANCHISE AFFILIATION                         HOTELS    ROOMS/SUITES
     -----------------------------------          ---------   ------------
      UPSCALE EXTENDED-STAY
               Residence Inn by Marriott               44        5,194
               Summerfield Suites                       6          759
               Sunrise Suites                           1           96
                                                    -----        -----
                                                       51        6,049
                                                    -----        -----
      UPSCALE
               Courtyard by Marriott                    1          136
                                                    -----        -----
      LIMITED SERVICE
               Hampton Inn                             12        1,526
               TownePlace Suites by Marriott            1           95
               Comfort Inn                              1          127
               Holiday Inn Express                      1          204
                                                    -----        -----
                                                       15        1,952
                                                    -----        -----
                                                       67        8,137
                                                    -----        -----

Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for the Hotels are presented in the following table. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                            JUNE 30,              PERCENTAGE          JUNE 30,           PERCENTAGE
                                     ----------------------        INCREASE   ----------------------      INCREASE
                                         2000       1999           (DECREASE)     2000        1999       (DECREASE)
                                     ----------   ---------      -----------  ----------  ----------     ----------
 PORTFOLIO (1)
 ---------------------------------
 ADR                                 $   106.37  $   100.79         5.5%      $   105.87  $   100.29        5.6%
 Occupancy                                83.6%       81.3%         2.8            80.1%       79.6%        0.6
 RevPAR                              $    88.91  $    81.95         8.5       $    84.75  $    79.84        6.2

 BY TYPE
 --------------------------------
 Upscale Extended Stay Hotels (2)
   ADR                               $   112.32  $   106.61         5.4       $   111.02  $   105.55        5.2
   Occupancy                              86.3%       84.0%         2.8            83.4%       82.7%        0.7
   RevPAR                            $    96.91  $    89.50         8.3       $    92.54  $    87.33        6.0

 Limited Service Hotels (3)
   ADR                               $    86.12  $    80.83         6.6       $    86.96  $    81.06        7.3
   Occupancy                              75.4%       73.9%         2.1            69.7%       70.2%       (0.6)
   RevPAR                            $    64.93  $    59.70         8.8       $    60.64  $    56.88        6.6

(1)  67 hotels
(2)  51 hotels
(3)  15 hotels

RESULTS OF OPERATIONS

ADOPTION OF SAB 101

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 will impact the Company's revenue recognition on an interim basis, but has no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees.

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

The Company adopted the provisions of SAB 101 as a change in accounting principle and recorded the results of the 2000 first and second quarters in accordance with the new pronouncement. The effect of the change (as reflected in Note 2 to the financial statements) on the three months ending June 30, 2000 and 1999 was to decrease: Percentage Lease revenue by $13,131,000 and $13,002,000, respectively; net income applicable to common shareholders by $12,566,000 and $12,441,000, respectively; and net income applicable to common shareholders by $0.37 and $0.36 per basic and diluted share, respectively.

At June 30, 2000, the Company has recorded a liability for "deferred rent revenue" of $26,096,000, representing Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2000. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized.

For comparability purposes only, assuming that the amount included in deferred rent revenue at June 30, 2000 was earned at June 30, 2000, the Company would have had Percentage Lease revenue of $61,000,000 from the Lessees in 2000 compared with $55,210,000 for 1999. This increase is due primarily to the RevPAR growth of approximately 8.5% at the Hotels.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 ("2000") TO THE THREE MONTHS ENDED JUNE 30, 1999 ("1999")

The decrease in Percentage Lease revenue for 2000 from 1999 is attributable to the adoption of SAB 101 as of January 1, 2000. Included in deferred rent revenue at June 30, 2000 is $13,131,000 of second quarter Percentage Rent and $12,965,000 of first quarter Percentage Rent collected or due from the Lessees, which management expects the Company to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2000.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $10,083,000 in the aggregate for 2000 compared with $9,968,000 for 1999. The increase in Depreciation and Amortization was primarily due to the depreciation of renovations completed at the Hotels during 1999.

Real estate and personal property taxes and property insurance remained relatively constant in 2000 compared with 1999, $2,918,000 and $2,955,000, respectively.

Interest expense for 2000 was $4,445,000 compared with $4,314,000 for 1999. This increase is due primarily to increases in the interest rates on the Company's variable rate debt.

General and administrative expenses increased from $767,000 in 1999 to $1,120,000 in 2000. This increase is due primarily to the accrual of legal costs related to the litigation with the Company's former Chief Operating Officer.

Net income (loss) applicable to common shareholders for 2000 was $(2,677,000), or $(0.08) per diluted share, compared with $7,581,000, or $0.22 per diluted share, for 1999. This change is due primarily to the factors discussed previously.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 ("2000") TO THE SIX MONTHS ENDED JUNE 30, 1999 ("1999")

The decrease in Percentage Lease revenue for 2000 from 1999 is attributable to the adoption of SAB 101 as of January 1, 2000. Included in deferred rent revenue at June 30, 2000 is $26,096,000 of first and second quarter Percentage Rent collected or due from the Lessees, which management expects the Company to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2000.

Depreciation and Amortization were $20,303,000 in the aggregate for 2000 compared with $19,293,000 for 1999. The increase in Depreciation and Amortization was primarily due to the depreciation of renovations completed at the Hotels during 1999.

Real estate and personal property taxes and property insurance remained relatively constant in 2000 compared with 1999, $5,946,000 and $5,932,000, respectively.

Interest expense for 2000 was $9,133,000 compared with $8,274,000 for 1999. This increase is due primarily to increased borrowings for hotels purchased during 1999 and increases in the interest rates on the Company's variable rate debt.

General and administrative expenses increased from $1,922,000 in 1999 to $2,312,000 in 2000. This increase is due primarily to the accrual of legal costs related to the litigation with the Company's former Chief Operating Officer.

Net income (loss) applicable to common shareholders for 2000 was $(9,415,000), or $(0.28) per diluted share, compared with $12,191,000, or $0.36 per diluted share, for 1999. This change is due primarily to the factors discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. The Company believes that its cash provided by operating activities will be adequate to meet most of its liquidity needs. The Company currently expects to fund any external growth objectives, and other additional liquidity needs, primarily by borrowing on its Line of Credit or other facilities, exchanging equity for hotel properties and accessing the capital markets if market conditions permit.

CASH FLOW ANALYSIS

         Cash and cash equivalents (including restricted cash and cash equivalents) at June 30, 2000 and 1999 were $22,827,000 and $11,430,000, including approximately $7,093,000 and $3,716,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included approximately $8,246,000 and $3,712,000 at June 30, 2000 and 1999, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

         Net cash provided by operating activities for the six months ended June 30, 2000 and 1999 was $41,593,000 and $37,628,000, respectively.

         Net cash used in investing activities was $12,351,000 for the six months ended June 30, 2000. This was comprised primarily of (a) renovations at certain hotels of approximately $6,415,000, (b) net deposits into restricted cash accounts of approximately $3,067,000 and (c) development costs on the Company's project in Tyson's Corner, Virginia of approximately $2,869,000.

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

         Net cash used by financing activities was $26,158,000 for the six months ended June 30, 2000, consisting primarily of borrowings under the Line of Credit of approximately $11,000,000, which was offset by distributions paid of approximately $27,630,000, payments on debt of approximately $8,261,000 and loan origination fees and costs paid of $1,206,000.

         Net cash provided by financing activities was $22,224,000 for the six months ended June 30, 1999, consisting primarily of borrowings under the Line of Credit of $55,500,000 offset by distributions paid of $27,583,000 and payments on debt of approximately $5,303,000.

DISTRIBUTIONS/DIVIDENDS

         The Company pays regular distributions on its common shares and Common Units and the current quarterly distribution is $0.28 per share or unit. Quarterly preferred distributions of $0.28875 are payable on each Class B Preferred Unit. Each Series A Preferred Share is entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The holders of the Common Units and Class B Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its REIT status.

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

         The following table summarizes certain information concerning the Company's debt at June 30, 2000:

              Investment in hotels, at cost                          $840,655,000
              Debt                                                    246,614,000
              Percentage of debt to investment in hotels, at cost           29.3%

              Percentage of fixed rate debt to total debt                   76.1%

              Weighted average implied interest rates on:

                   Fixed rate debt                                          7.45%
                   Variable rate debt                                       7.61%
                   Total debt                                               7.49%


              Number of hotel properties:
                   Collateralized                                              34
                   Unencumbered                                                33

         Certain debt coverage ratios for the Company are as follows for the twelve months ended June 30, 2000: (a) interest coverage ratio (EBITDA divided by interest expense) of 5.9x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.6x, and (c) total debt to EBITDA of 2.4x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels. The Company includes rent deferred under SAB 101 in its calculation of EBITDA.

         The Company's Amended Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Amended Line of Credit. Based on the borrowings outstanding under the Amended Line of Credit at June 30, 2000, a 100 basis point increase in the LIBOR rate would increase annual interest charges $490,000.

         In the future, the Company may seek to increase or decrease the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Company's debt limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, bear a fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent. The Company has no interest rate hedging instrument exposure or forward equity commitments.

OTHER

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

         Management believes that the amounts required to be made available by the Company under the Percentage Lease agreements will not be sufficient to meet all of the planned expenditures for furniture, equipment and other capital items at the Hotels. It is currently estimated that the Company will spend between $25,000,000 and $28,000,000 in capital expenditures at the Hotels in the combined periods of the year ended December 31, 2000 and the first quarter of 2001. The Company currently intends to pay for the cost of its planned capital improvements from undistributed cash or, to the extent that undistributed cash is insufficient to pay such costs, from borrowings under the Amended Line of Credit.

         The Company is developing a 121-room Residence Inn by Marriott Hotel located in Tysons Corner, Virginia. The total cost of this project is anticipated to be approximately $14 million and completion of the project is anticipated in the fourth quarter of 2000. This hotel is expected to be leased by a subsidiary of the Company. The development costs are expected to be funded through the Amended Line of Credit and available cash.

SEASONALITY OF HOTEL BUSINESS

         The hotel industry is seasonal in nature. Historically, the operations of the Hotels have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may maintain the annual distribution rate by funding quarterly distributions with available cash or borrowings under the Amended Line of Credit.

INFLATION

         Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, generally possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessee and any third-party managers retained by the Lessee to raise room rates in response to inflation.

FUND FROM OPERATIONS

         Funds From Operations ("FFO") is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of the Real Estate Investment Trusts ("NAREIT"), is net income (loss) before minority interest (determined in accordance with generally accepted accounting principals), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The NAREIT FFO definition allows the exclusion of extraordinary items under generally accepted accounting principles. The Company has also made an adjustment for rent revenue deferred under SAB 101. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

         The following table presents the Company's calculations of FFO and the denominator for FFO per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except share data):

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   JUNE 30,                              JUNE 30,
                                          ---------------------------         -----------------------------
                                             2000             1999                2000             1999
                                         ------------     ------------        ------------     ------------
      Net income (loss) applicable to
           common shareholders           $     (2,677)    $      7,581        $     (9,415)    $     12,191
      Minority interest, common                  (120)             341                (423)             546
      Minority interest, preferred              1,174            1,174               2,347            2,347
      Extraordinary loss                          240               --                 240               --
      Depreciation                              9,587            9,380              19,195           18,092
      Preferred share dividends                 2,496            2,496               4,992            4,992
      Deferred rent revenue                    13,131               --              26,096               --
                                         ------------     ------------        ------------     ------------
      FFO                                $     23,831     $     20,972        $     43,032     $     38,168
                                         ------------     ------------        ------------     ------------
      Denominator for diluted
           earnings per share              34,225,022       34,167,436          34,208,815       34,168,288
      Weighted average
           Common Units                     1,556,639        1,564,714           1,558,077        1,552,473
           Preferred Units                  4,063,329        4,063,329           4,063,329        4,063,329
           Convertible
             preferred shares               6,857,493        6,857,493           6,857,493        6,857,493
                                         ------------     ------------        ------------     ------------
      Denominator for FFO
           Per share                       46,702,483       46,652,972          46,687,714       46,641,583
                                         ------------     ------------        ------------     ------------

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments or such forward-looking statements.

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates on its Amended Line of Credit and debt. At June 30, 2000, the Company had total outstanding indebtedness of approximately $246,614,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. At June 30, 2000, the Company has no derivative or interest rate hedging instrument exposure. Approximately 76.1% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.45% at June 30, 2000. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding at June 30, 2000, the table presents the required principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                              FAIR
                                  2000      2001      2002      2003      2004     THEREAFTER     TOTAL       VALUE
                                 ------    ------    ------    ------    ------    ----------    --------    --------
LIABILITIES
Debt
   Fixed rate                    $1,441    $6,081    $3,480    $4,577    $4,905      $167,131    $187,614    $187,614
     Average interest rate        7.58%     6.32%     7.65%     7.57%     7.57%         7.48%       7.45%
   Variable rate                     --        --        --    49,000        --        10,000      59,000      59,000
     Average interest rate           --        --        --     8.15%        --         5.00%       7.61%

The table incorporates only those exposures that exist as of June 30, 2000 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION

     ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on May 4, 2000 for the following purposes:

   o To elect three Class III trustees to serve on the Board of Trustees until the Annual Meeting of Shareholders in 2003 or until their successors have been duly elected and qualified ("Proposal One"); and

   o To approve an amendment to the Company's 1994 Share Incentive Plan (the "1994 Plan") to increase the number of shares authorized for issuance under the 1994 Plan ("Proposal Two").

         Under Proposal One, shareholders voted to elect three Class III trustees, Mr. Jeffrey H. Fisher, with 30,936,232 shares voted for Mr. Fisher (1,525,649 votes withheld authority), Mr. Thomas J. Crocker, with 32,085,913 shares voted for Mr. Crocker (375,959 votes withheld authority), and Mr. Rolf E. Ruhfus, with 32,084,439 shares voted for Mr. Ruhfus (377,433 votes withheld authority).

         Under Proposal Two, the shareholders approved the proposed amendment to the 1994 Plan with 30,516,531 shares voted for, 1,712,805 voted against and 232,535 shares abstaining from voting.

     ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit - 27.1 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant in the three months ending June 30, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          INNKEEPERS USA TRUST


                                          /s/ GREGORY M. FAY
                                          --------------------
AUGUST 3, 2000                            Gregory M. Fay
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

                              INNKEEPERS USA TRUST
                 Form 10-Q for the quarter ending June 30, 2000


                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
--------       ----------------------

27.1           Financial Data Schedule (for SEC use only)