Form 10-Q
period 2000-09-30
INNKEEPERS USA TRUST/FL
filed 2000-11-03
CIK 926866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


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

The number of common shares of beneficial interest, $.01 par value, outstanding on November 1, 2000, was 34,676,586.



                              INNKEEPERS USA TRUST

                                      INDEX
                                                                                                        Page Number
PART I        Financial Information
Item 1.       Financial Statements
              INNKEEPERS USA TRUST
              Consolidated Balance Sheets at September 30, 2000
                (unaudited) and December 31, 1999                                                           1

              Consolidated Statements of Income for the three
                and nine months ended September 30, 2000 and
                1999 (unaudited)                                                                            2

              Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2000 and 1999 (unaudited)                                        3

              Notes to Consolidated Financial Statements                                                    4

              INNKEEPERS HOSPITALITY

              Combined Balance Sheets at September 30, 2000
                (unaudited) and December 31, 1999                                                           7

              Combined Statements of Income for the three
                and nine months ended September 30, 2000 and
                1999 (unaudited)                                                                            8

              Combined Statements of Cash Flows for the nine
                months ended September 30, 2000 and 1999 (unaudited)                                        9

              Notes to Combined Financial Statements                                                       10

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                        11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                   19

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                             20

              Signature                                                                                    21



Innkeepers USA Trust
Consolidated Balance Sheets
(in thousands, except share data)
                                                                         September 30,        December 31,
                                                                              2000                1999
                                                                          (unaudited)
----------------------------------------------------------------------- ---------------- -- -----------------
ASSETS
Investment in hotel properties:
  Land and improvements                                                        $96,020              $95,891
  Buildings and improvements                                                   628,866              628,266
  Furniture and equipment                                                       91,486              102,392
  Renovations in process                                                         9,402                  456
  Hotels under development                                                       9,900                4,366
----------------------------------------------------------------------- ---------------- -- -----------------
                                                                               835,674              831,371
  Accumulated depreciation                                                    (115,898)             (99,487)
----------------------------------------------------------------------- ---------------- -- -----------------
  Net investment in hotel properties                                           719,776              731,884

Cash and cash equivalents                                                        8,278                4,404
Restricted cash and cash equivalents                                            17,273               12,272
Due from Lessees                                                                17,520               12,484
Deferred expenses, net                                                           4,225                3,965
Other assets                                                                     1,302                1,691
----------------------------------------------------------------------- ---------------- -- -----------------
       Total assets                                                           $768,374             $766,700
----------------------------------------------------------------------- ---------------- -- -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                          $245,923             $243,875
Accounts payable and accrued expenses                                            7,759                6,844
Distributions payable                                                           13,043               13,067
Deferred rent revenue                                                           22,612                   --
Minority interest in Partnership                                                57,656               59,457
----------------------------------------------------------------------- ---------------- -- -----------------
       Total liabilities                                                       346,993              323,243
----------------------------------------------------------------------- ---------------- -- -----------------

Shareholders' equity:
  Preferred shares, $0.01 par value, 20,000,000 shares
     authorized, 4,630,000 shares issued and outstanding                       115,750              115,750
  Common shares, $0.01 par value, 100,000,000 shares
     authorized, 34,676,586 issued and outstanding                                 347                  347
  Additional paid-in capital                                                   367,168              367,191
  Unearned compensation                                                         (4,315)              (5,144)
  Distributions in excess of net earnings                                      (57,569)             (34,687)
----------------------------------------------------------------------- ---------------- -- -----------------
       Total shareholders' equity                                              421,381              443,457
----------------------------------------------------------------------- ---------------- -- -----------------
       Total liabilities and shareholders' equity                             $768,374             $766,700
----------------------------------------------------------------------- ---------------- -- -----------------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Income
(in thousands, except per share data)

                                                                  Three Months Ended                     Nine Months Ended
                                                                    September 30,                          September 30,
                                                          -----------------------------------    -------------------------------
                                                                2000              1999                2000              1999
                                                            (unaudited)       (unaudited)          (unaudited)      (unaudited)
--------------------------------------------------------- ----------------- -----------------  ---------------- ----------------
Revenue:
  Percentage Lease revenue                                        $38,272           $31,294             $73,176          $86,504
  Other revenue                                                       422               490               1,185            1,005
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------
       Total revenue                                               38,694            31,784              74,361           87,509
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------

Expenses:
  Depreciation                                                      9,605             9,339              28,800           27,431
  Amortization of franchise costs                                      16                17                  50               54
  Ground rent                                                         119               116                 351              344
  Interest expense                                                  4,623             4,312              13,756           12,586
  Amortization of loan origination fees                               206               233                 701              702
  Real estate and personal property taxes and
          property insurance                                        2,826             2,657               8,772            8,589
  General and administrative                                          819               863               2,931            2,785
  Nonrecurring charges                                                200                --                 400               --
  Amortization of unearned compensation                               250               328                 829            1,023
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------
       Total expenses                                              18,664            17,865              56,590           53,514
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------

Income before minority interest                                    20,030            13,919              17,771           33,995
Minority interest, common                                            (700)             (447)               (277)            (993)
Minority interest, preferred                                       (1,173)           (1,173)             (3,520)          (3,520)
Extraordinary loss                                                     --                --                (240)              --
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------
Net income                                                         18,157            12,299              13,734           29,482
Preferred share dividends                                          (2,496)           (2,496)             (7,488)          (7,488)
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------
Net income applicable to common shareholders                     $ 15,661           $ 9,803             $ 6,246          $21,994
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------

Earnings per share data:
  Basic - before extraordinary loss                                $ 0.46            $ 0.29               $0.19            $0.65
  Extraordinary loss                                                   --                --               (0.01)              --
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------
  Basic                                                            $ 0.46            $ 0.29               $0.18            $0.65
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------

   Diluted  - before extraordinary loss                            $ 0.43            $ 0.29               $0.19            $0.64
   Extraordinary loss                                                  --                --               (0.01)              --
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------
  Diluted                                                          $ 0.43            $ 0.29               $0.18            $0.64
--------------------------------------------------------- ----------------- -----------------    ---------------- --------------

Supplemental financial information (See Note 2):                   Actual          Proforma              Actual         Proforma
--------------------------------------------------------- ----------------- -----------------  ---------------- ----------------
  Percentage Lease revenue                                       $ 38,272           $34,212            $ 73,176          $64,934
  Net income                                                     $ 18,157           $15,099            $ 13,734          $ 8,844
  Net income applicable to common shareholders                   $ 15,661           $12,603             $ 6,246          $ 1,356
  Net income per share - basic                                     $ 0.46           $  0.37              $ 0.18          $  0.04
  Net income per share - diluted                                   $ 0.43           $  0.36              $ 0.18          $  0.04

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
(in thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                  --------------------------------
                                                                     2000                 1999
                                                                  (unaudited)         (unaudited)
-------------------------------------------------------------------------------- -----------------
Cash flows from operating activities:
  Net income                                                          $ 13,734          $ 29,482
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                    30,380            29,210
       Minority interests                                                3,797             4,513
       Deferred rent revenue                                            22,612                --
       Extraordinary loss                                                  240                --
       Changes in operating assets and liabilities:
         Due from Lessees                                               (5,036)           (4,635)
         Other assets                                                      389              (327)
         Accounts payable and accrued expenses                             915             1,451
-------------------------------------------------------------------------------- -----------------
       Net cash provided by operating activities                        67,031            59,694
-------------------------------------------------------------------------------- -----------------
Cash flows from investing activities:
  Investment in hotel properties                                       (16,707)          (64,929)
  Net deposits into restricted cash accounts                            (5,001)           (5,708)
-------------------------------------------------------------------------------- -----------------
       Net cash used in investing activities                           (21,708)          (70,637)
-------------------------------------------------------------------------------- -----------------
Cash flows from financing activities:
  Proceeds from debt issuance                                           13,000           118,821
  Payments on debt                                                     (10,952)          (67,580)
  Dividend reinvestment plan and shelf registration costs paid             (23)             (150)
  Distributions paid to unit holders                                    (4,829)           (4,821)
  Distributions paid to shareholders                                   (36,616)          (36,578)
  Redemption of units                                                     (793)              (27)
  Loan origination fees and costs paid                                  (1,236)             (748)
-------------------------------------------------------------------------------- -----------------
       Net cash provided (used) by financing activities                (41,449)            8,917
-------------------------------------------------------------------------------- -----------------
Net increase (decrease) in cash and cash equivalents                     3,874            (2,026)
Cash and cash equivalents at beginning of period                         4,404             2,642
-------------------------------------------------------------------------------- -----------------
Cash and cash equivalents at end of period                             $ 8,278            $  616
-------------------------------------------------------------------------------- -----------------
Supplemental cash flow information:
  Interest paid                                                       $ 13,733          $ 12,436
-------------------------------------------------------------------------------- -----------------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Notes to Consolidated Financial Statements

1.       ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at September 30, 2000 owned interests in 67 hotels with an aggregate of 8,137 rooms/suites (the "Hotels") through its interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 44 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one TownePlace Suites by Marriott hotel, one Comfort Inn hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 23 states, with 11 hotels located in California, 5 each in Florida, Washington and Michigan, and 4 each in Texas, Illinois and Pennsylvania.

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

2.       CHANGE IN ACCOUNTING PRINCIPLE

         On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 impact the Company's revenue recognition on an interim basis, but have no impact on the Company's annual Percentage Lease revenue recognition or interim cash flow from its Lessees. The Company adopted the provisions of SAB 101 as a change in accounting principle and recorded the results of the first, second and third quarters of 2000 in accordance with the new pronouncement. The effect of this change on the three months ended September 30, 2000 consolidated statement of income was to increase total revenue by approximately $3,484,000 and net income applicable to common shareholders by approximately $3,323,000, or $0.08 per diluted share. The proforma effect of this change on the three months ended September 30, 1999 consolidated statement of income was to increase total revenue by approximately $2,918,000 and net income applicable to common shareholders by approximately $2,800,000, or $0.07 per diluted share. The effect of this change on the nine months ended September 30, 2000 consolidated statement of income was to decrease total revenue by approximately $22,612,000 and net income applicable to common shareholders by approximately $21,651,000, or $0.64 per diluted share. The proforma effect of this change on the nine months ended September 30, 1999 consolidated statement of income was to decrease total revenue by approximately $21,570,000 and net income applicable to common shareholders by approximately $20,638,000, or $0.60 per diluted share.

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except share and per share data):

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                              ----------------------------     ---------------------------
                                                                  2000          1999               2000          1999
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
         Numerator for basic EPS:
           Net income                                            $ 18,157       $ 12,299          $ 13,734      $ 29,482
           Preferred share dividends                               (2,496)        (2,496)           (7,488)       (7,488)
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
           Net income applicable to common                         15,661          9,803             6,246        21,994
                 shareholders
           Extraordinary loss                                          --             --               240            --
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
           Net income applicable to common                       $ 15,661         $9,803           $ 6,486       $21,994
                 shareholders before extraordinary loss
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
         Numerator for diluted EPS:
           Net income                                            $ 18,157       $ 12,299          $ 13,734      $ 29,482
           Preferred share dividends                                   --         (2,496)           (7,488)       (7,488)
           Minority interest, preferred                             1,173             --                --            --
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
           Net income applicable to common                         19,330          9,803             6,246        21,994
                 shareholders
           Extraordinary loss                                          --             --               240            --
           Net income applicable to common
                 shareholders before extraordinary loss          $ 19,330         $9,803           $ 6,486       $21,994
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
         Denominator:
           Denominator for basic earnings per share -
                 weighted average shares                        34,193,485    34,070,133         34,193,140   34,068,120
           Effect of dilutive securities:
                  Stock options                                      5,305           811              1,895       16,718
                  Restricted shares                                 71,103        64,344             34,139       72,449
                  Preferred Units                                4,063,329            --                 --           --
                  Convertible preferred shares                   6,857,493            --                 --           --
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
           Denominator for diluted earnings per share -         45,190,715    34,135,288         34,229,174   34,157,287
                 adjusted weighted average shares and
                 assumed conversions
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
         Earnings  per share data:
           Basic - before extraordinary loss                  $      0.46   $       0.29       $     0.19    $      0.65
           Extraordinary loss                                          --             --            $(0.01)           --
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
           Basic                                              $      0.46   $       0.29       $     0.18    $      0.65
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
           Diluted - before extraordinary loss                $      0.43   $       0.29       $     0.19    $      0.64
           Extraordinary loss                                          --             --       $    (0.01)            --
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------
           Diluted                                            $      0.43   $       0.29       $     0.18    $      0.64
         ---------------------------------------------------- ------------- -------------- --- ------------- -------------

         The Series A Preferred Shares, the Preferred Units and the majority of the options granted are anti-dilutive for certain of the periods presented and not included in the calculation of diluted earnings per share.

4.       NONRECURRING CHARGES

         Nonrecurring charges for the nine months ended September 30, 2000 include $200,000 in costs accrued for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act of 1999 and $200,000 for legal costs related to the litigation with the Company's former

Chief Operating Officer. In the Company's June 30, 2000 financial statements the legal costs were included in general and administrative expenses and in the third quarter were reclassified to nonrecurring charges.

5.       UNCERTAINTIES

         In May 2000, the Company's former Executive Vice President and Chief Operating Officer filed suit against the Company and certain officers of the Company. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company. The Company believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, the Company has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense.

6.       SUBSEQUENT EVENTS

         On October 13, 2000, the Company entered into a commitment with a bank (the "Bank") for a new collateralized term loan (the "Fifth Term Loan"). The Fifth Term Loan is expected to have a principal amount of approximately $50,000,000, bear interest at a fixed rate of 7.75%, have interest only payments for the first four years, have principal amortization beginning in the fifth year calculated over a 25-year period, and be collateralized by six hotels. The Fifth Term Loan is expected to close in early December 2000, subject to customary closing conditions, and the net proceeds are anticipated to be used to reduce borrowings outstanding under the Amended Line of Credit. If the Company fails to close on the Fifth Term Loan, the Company could become responsible for certain costs of the Bank, including (i) due diligence costs pertaining to the proposed collateral hotels, (ii) the costs of settling any interest rate hedge instruments entered into by the Bank and (iii) legal costs.

         The Company has also entered into a contract to sell the Comfort Inn located in Allentown, Pennsylvania for approximately $6,519,000 to an unaffiliated buyer, which will result in a loss of approximately $250,000 for financial statement purposes. The sale is expected to close in November 2000 and the net proceeds from the sale are anticipated to be used to reduce borrowings outstanding under the Amended Line of Credit.

Innkeepers Hospitality
Combined Balance Sheets
(in thousands, except share data)

                                                                        September  30,        December 31,
                                                                              2000                1999
                                                                          (unaudited)
----------------------------------------------------------------------- ----------------  ----------------
ASSETS
Current assets:
       Cash and cash equivalents                                              $ 21,767    $        17,849
       Marketable securities                                                     3,242              2,690
       Accounts receivable, net                                                 11,979              4,848
       Prepaid expenses                                                            305                538
----------------------------------------------------------------------- ----------------  ----------------
           Total current assets                                                 37,293             25,925

Other assets                                                                        66                104
----------------------------------------------------------------------- ----------------  ----------------
           Total assets                                                       $ 37,359    $        26,029
----------------------------------------------------------------------- ----------------  ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                         $7,508    $         3,734
       Accrued expenses                                                          3,499              3,879
       Payable to Manager                                                        6,928              5,159
       Due to Partnership                                                       16,305             11,735
----------------------------------------------------------------------- ----------------  ----------------
           Total current liabilities                                            34,240             24,507
Other long-term liabilities                                                        937                937
----------------------------------------------------------------------- ----------------  ----------------
           Total liabilities                                                    35,177             25,444
----------------------------------------------------------------------- ----------------  ----------------

Shareholders' equity:
  Common shares, $1 par value, 8,000 shares authorized,
          issued and outstanding                                                     8                  8
  Additional paid-in capital                                                       290                290
  Unrealized loss on marketable securities                                        (201)              (753)
  Retained earnings                                                              2,085              1,040
----------------------------------------------------------------------- ----------------  ----------------
           Total shareholders' equity                                            2,182                585
----------------------------------------------------------------------- ----------------  ----------------
           Total liabilities and shareholders' equity                         $ 37,359    $        26,029
----------------------------------------------------------------------- ----------------  ----------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
(in thousands)

                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                               --------------------------------   ---------------------------------
                                                   2000            1999             2000            1999
                                                   ----            ----             ----            ----
                                               (unaudited)      (unaudited)     (unaudited)     (unaudited)
---------------------------------------------  --------------  ---------------  --------------  --------------
Gross operating revenue:
  Rooms                                            $ 60,489         $ 55,674       $ 170,312       $ 156,065
  Food and beverage                                      67               35             234              89
  Telephone                                           1,507            1,670           4,675           4,582
  Other                                               1,121            1,027           3,136           2,953
---------------------------------------------  --------------  ---------------  --------------- --------------
     Gross operating revenue                         63,184           58,406         178,357         163,689

Departmental expenses:
  Rooms                                              12,154           11,519          34,526          32,227
  Food and beverage                                      88               51             224             103
  Telephone                                             504              548           1,540           1,524
  Other                                                 508              463           1,438           1,318
---------------------------------------------  --------------  ---------------  --------------- --------------
     Total departmental profit                       49,930           45,825         140,629         128,517
---------------------------------------------  --------------  ---------------  --------------- --------------

Unallocated operating expenses:
  General and administrative                          4,290            4,085          12,412          11,784
  Franchise and marketing fees                        3,651            3,367          10,307           9,534
  Advertising and promotions                          2,862            2,485           8,006           7,227
  Utilities                                           2,105            2,097           6,047           6,023
  Repairs and maintenance                             2,452            2,144           7,173           6,412
  Management fees                                     1,275            1,147           3,905           3,408
---------------------------------------------  --------------  ---------------  --------------- --------------
     Total unallocated operating expenses            16,635           15,325          47,850          44,388
---------------------------------------------  --------------  ---------------  --------------- --------------

     Gross profit                                    33,295           30,500          92,779          84,129
Insurance                                              (258)            (230)           (757)           (698)
Lessee overhead                                        (845)            (752)         (2,795)         (2,257)
Percentage lease expense                            (30,647)         (27,788)        (84,634)        (76,244)
---------------------------------------------  --------------  ---------------  --------------- --------------
Net income                                            1,545            1,730           4,593           4,930
Other comprehensive income -
        unrealized gains (losses) on
        marketable securities                           301             (530)            552            (745)
---------------------------------------------  --------------  ---------------  --------------- --------------
Comprehensive income                                $ 1,846          $ 1,200         $ 5,145         $ 4,185
---------------------------------------------  --------------  ---------------  --------------- --------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
(in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                               ------------------------------------
                                                                     2000               1999
                                                                 (unaudited)        (unaudited)
-------------------------------------------------------------- -----------------  -----------------
Cash flows from operating activities:
  Net income                                                           $ 4,593            $ 4,930
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                           42                 62
     Changes in operating assets and liabilities:
       Accounts receivable                                              (7,131)            (6,851)
       Prepaid expenses                                                    233                112
       Accounts payable                                                  3,774              1,365
       Accrued expenses                                                   (380)               110
       Payable to Manager                                                1,769             11,113
       Due to Partnership                                                4,570              4,329
-------------------------------------------------------------- -----------------  -----------------
     Net cash provided by operating activities                           7,470             15,170
-------------------------------------------------------------- -----------------  -----------------

Cash flows from investing activities:
  Purchases of equipment                                                    (4)               (17)
  Advances from Partnership                                                 --                192
  Purchase of marketable securities, net                                    --             (1,103)
-------------------------------------------------------------- -----------------  -----------------
     Net cash used in investing activities                                  (4)              (928)
-------------------------------------------------------------- -----------------  -----------------

Cash flows from financing activities:
  Distributions paid                                                    (3,548)              (995)
-------------------------------------------------------------- -----------------  -----------------
     Net cash used in financing activities                              (3,548)              (995)
-------------------------------------------------------------- -----------------  -----------------

  Net increase in cash and cash equivalents                              3,918             13,247

  Cash and cash equivalents at beginning of period                      17,849             13,562
-------------------------------------------------------------- -----------------  -----------------

  Cash and cash equivalents at end of period                          $ 21,767    $        26,809
-------------------------------------------------------------- -----------------  -----------------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements

1.       ORGANIZATION

         Innkeepers Hospitality, Inc. and other entities with identical ownership (collectively "IH" or the "IH Lessee"), are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The principal shareholder of the IH Lessee is Jeffrey H. Fisher, who is the Chairman, Chief Executive Officer and President of the Company. The IH Lessee leased 60 hotels (the "IH Leased Hotels") from the Company at September 30, 2000.

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

2.       UNCERTAINTIES

         In May 2000, the minority shareholder of the IH Lessee (who was also the IH Lessee's former President) filed suit against the IH Lessee, Mr. Fisher and another employee of the IH Lessee. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the IH Lessee. The IH Lessee believes that the claims are without merit and is aggressively defending itself against all allegations. Accordingly, the IH Lessee has not recorded any loss provision relative to damages sought by the shareholder.

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

The Hotels

The following chart sets forth certain information with respect to the Hotels at September 30, 2000:

                                                                               Number of            Number of
     Franchise Affiliation                                                      Hotels             Rooms/Suites
     -------------------------------------------------------------------- -------------------- ---------------------
     Upscale Extended-Stay
              Residence Inn by Marriott                                               44                5,194
              Summerfield Suites                                                       6                  759
              Sunrise Suites                                                           1                   96
     -------------------------------------------------------------------- -------------------- ---------------------
                                                                                      51                6,049
     -------------------------------------------------------------------- -------------------- ---------------------
     Upscale
              Courtyard by Marriott                                                    1                  136
     -------------------------------------------------------------------- -------------------- ---------------------
     Limited Service
              Hampton Inn                                                             12                1,526
              TownePlace Suites by Marriott                                            1                   95
              Comfort Inn                                                              1                  127
              Holiday Inn Express                                                      1                  204
     -------------------------------------------------------------------- -------------------- ---------------------
                                                                                      15                1,952
     -------------------------------------------------------------------- -------------------- ---------------------
                                                                                      67                8,137
     -------------------------------------------------------------------- -------------------- ---------------------

Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for the Hotels are presented in the following table. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.


                                                Three Months Ended        Percentage          Nine Months ended          Percentage
                                                 September 30,             increase             September 30,             increase
                                          ----------------------------                 ---------------------------
                                               2000          1999         (decrease)       2000           1999            (decrease)
----------------------------------------- --------------- ------------  -------------  -------------- --------------    ------------
Portfolio (1)
-----------------------------------------
ADR                                          $108.81       $103.32         5.3%          $106.91         $101.34             5.5%
Occupancy                                      84.7%         82.0%         3.2             81.6%           80.4%             1.5
RevPAR                                        $92.11        $84.71         8.7            $87.24          $81.50             7.0


By Type
-----------------------------------------
Upscale Extended Stay Hotels (2)
  ADR                                        $115.03       $108.83         5.7           $112.41         $106.68             5.4
  Occupancy                                    87.7%         85.6%         2.6             84.8%           83.7%             1.4
  RevPAR                                     $100.92        $93.10         8.4            $95.35          $89.27             6.8


Limited Service Hotels (3)
  ADR                                        $ 88.38       $ 84.64         4.4           $ 87.47         $ 82.30             6.3
  Occupancy                                    75.0%         71.3%         5.2             71.5%           70.6%             1.4
  RevPAR                                     $ 66.31       $ 60.37         9.8           $ 62.58         $ 58.07             7.8



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

The Company adopted the provisions of SAB 101 as a change in accounting principle and recorded the results of the first, second and third quarters of 2000 in accordance with the new pronouncement. The effect of the change (as reflected in Note 2 to the financial statements) on the three months ending September 30, 2000 and 1999 was to increase: Percentage Lease revenue by $3,484,000 and $2,918,000, respectively; net income applicable to common shareholders by $3,323,000 and $2,800,000, respectively; and net income applicable to common shareholders by $0.08 and $0.07 per diluted share, respectively.

At September 30, 2000, the Company has recorded a liability for "deferred rent revenue" of $22,612,000, representing Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the fourth quarter of 2000. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized.

For comparability purposes only, assuming that the amount included in deferred rent revenue at September 30, 2000 was earned at September 30, 2000, the Company would have had Percentage Lease revenue of $95,788,000 from the Lessees in 2000 compared with $86,504,000 for 1999. This increase is due primarily to the RevPAR growth of approximately 7.0% at the Hotels.

Comparison of the Three Months Ended September 30, 2000 ("2000") to the Three Months Ended September 30, 1999 ("1999")

The increase in Percentage Lease revenue for 2000 from 1999 is attributable to the adoption of SAB 101 as of January 1, 2000 and the RevPAR growth at the Hotels of approximately 8.7% for the three months ended September 30, 2000.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $10,077,000 in the aggregate for 2000 compared with $9,917,000 for 1999. The increase in Depreciation and Amortization was primarily due to the depreciation of renovations completed at the Hotels during 1999.

Real estate and personal property taxes and property insurance for 2000 was $2,826,000 compared with $2,657,000 for 1999. This increase was primarily due to increases in the assessed values of certain hotels for real estate tax purposes.

Interest expense for 2000 was $4,623,000 compared with $4,312,000 for 1999. This increase is due primarily to increases in the interest rates on the Company's variable rate debt.

General and administrative expenses remained relatively constant in 2000 compared to 1999, $819,000 and $863,000, respectively.

In 2000 the Company accrued $200,000 in costs for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act of 1999.

Net income applicable to common shareholders for 2000 was $15,661,000, or $0.46 per diluted share, compared with $9,803,000, or $0.29 per diluted share, for 1999. This change is due primarily to the factors discussed previously.

Comparison of the Nine Months Ended September 30, 2000 ("2000") to the Nine Months Ended September 30, 1999 ("1999")

The decrease in Percentage Lease revenue for 2000 from 1999 is attributable to the adoption of SAB 101 as of January 1, 2000. Included in deferred rent revenue at September 30, 2000 is $22,612,000 of first and second quarter Percentage Rent collected or due from the Lessees, which management expects the Company to recognize as Percentage Lease revenue in the fourth quarter of 2000.

Depreciation and Amortization were $30,380,000 in the aggregate for 2000 compared with $29,210,000 for 1999. The increase in Depreciation and Amortization was primarily due to the depreciation of renovations completed at the Hotels during 1999.

Real estate and personal property taxes and property insurance remained relatively constant in 2000 compared with 1999, $8,772,000 and $8,589,000, respectively.

Interest expense for 2000 was $13,756,000 compared with $12,586,000 for 1999. This increase is due primarily to increased borrowings for hotels purchased during 1999 and increases in the interest rates on the Company's variable rate debt.

General and administrative expenses increased from $2,785,000 in 1999 to $2,931,000 in 2000. This increase is due primarily to increased employment costs and an increase in the number of employees at the Company.

In 2000 the Company accrued $200,000 in costs for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act of 1999 and $200,000 for legal costs related to the litigation with the Company's former Chief Operating Officer. In the Company's June 30, 2000 financial statements the legal costs were included in general and administrative expenses and in the third quarter were reclassified to nonrecurring charges.

Net income applicable to common shareholders for 2000 was $6,246,000, or $0.18 per diluted share, compared with $21,994,000, or $0.64 per diluted share, for 1999. This change is due primarily to the factors discussed previously.

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

Cash Flow Analysis

         Cash and cash equivalents (including restricted cash and cash equivalents) at September 30, 2000 and 1999 were $25,551,000 and $13,217,000, including approximately $7,602,000 and $4,872,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included approximately $9,671,000 and $7,729,000 at September 30, 2000 and 1999, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

         Net cash provided by operating activities for the nine months ended September 30, 2000 and 1999 was $67,031,000 and $59,694,000, respectively.

         Net cash used in investing activities was $21,708,000 for the nine months ended September 30, 2000. This was comprised primarily of (a) renovations at certain hotels of approximately $11,159,000, (b) net deposits into restricted cash accounts of approximately $5,001,000 and (c) development costs on the Company's project in Tyson's Corner, Virginia of approximately $5,534,000.

         Net cash used in investing activities was $70,637,000 for the nine months ended September 30, 1999. This was comprised primarily of the Company (a) acquiring three Residence Inn by Marriott hotels located in Richmond (Northwest), Virginia, Chicago (Rosemont), Illinois and Detroit (Livonia), Michigan for an aggregate of approximately $41,468,000, (b) acquiring a TownePlace Suites by Marriott hotel in Horsham, Pennsylvania for approximately $8,000,000, (c) renovations at certain hotels of approximately $13,800,000 (d) net deposits into restricted cash accounts of approximately $5,700,000 and (e) development costs on the Company's project in Tyson's Corner, Virginia of approximately $2,000,000.

         Net cash used by financing activities was $41,449,000 for the nine months ended September 30, 2000, consisting primarily of borrowings under the Amended Line of Credit of approximately $13,000,000, which was offset by distributions paid of approximately $41,445,000, payments on debt of approximately $10,952,000, loan origination fees and costs paid of approximately $1,236,000 and the redemption of Common Units of approximately $793,000.

         Net cash provided by financing activities was $8,917,000 for the nine months ended September 30, 1999, consisting primarily of borrowings under the Line of Credit of approximately $60,800,000 and borrowings under the Fourth Term Loan of $58,000,000, offset by distributions paid of approximately $41,400,000 and payments on debt of approximately $67,600,000.

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


         The following table summarizes certain information concerning the Company's debt at September 30, 2000:

              Investment in hotels, at cost                                          $835,674,000
              Debt                                                                    245,923,000
              Percentage of debt to investment in hotels, at cost                           29.4%

              Percentage of fixed rate debt to total debt                                   76.0%

              Weighted average implied interest rates on:
                   Fixed rate debt                                                          7.45%
                   Variable rate debt                                                       7.53%
                   Total debt                                                               7.47%

              Number of hotel properties:
                   Collateralized                                                              34
                   Unencumbered                                                                33

         Certain debt coverage ratios for the Company are as follows for the twelve months ended September 30, 2000: (a) interest coverage ratio (EBITDA divided by interest expense) of 6.0x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.7x, and (c) total debt to EBITDA of 2.3x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels. The Company includes rent deferred under SAB 101 in its calculation of EBITDA.

         The Company's Amended Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Amended Line of Credit. Based on the borrowings outstanding under the Amended Line of Credit at September 30, 2000, a 100 basis point increase in the LIBOR rate would increase annual interest charges by $490,000.

         In the future, the Company may seek to increase or decrease the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Company's debt limitation and the Amended Line of Credit. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, bear a fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent. The Company has no interest rate hedging instrument exposure or forward equity commitments.

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

         The Company is developing a 121-room Residence Inn by Marriott Hotel located in Tysons Corner, Virginia. The total cost of this project is anticipated to be approximately $14 million and completion of the project is anticipated late in the first quarter of 2001. This hotel is expected to be leased by a subsidiary of the Company. The development costs are expected to be funded through the Amended Line of Credit and available cash. The Company may develop additional hotels in the future and currently expects that such development would be funded through borrowings under the Amended Line of Credit.

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

Fund From Operations

         Funds From Operations ("FFO") is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income (loss) before minority interest (determined in accordance with generally accepted accounting principals), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The NAREIT FFO definition allows the exclusion of extraordinary items under generally accepted accounting principles. The Company has also made an adjustment for rent revenue deferred under SAB 101. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

         The following table presents the Company's calculations of FFO and the denominator for FFO per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except share data):

                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                          ----------------------------------  -----------------------------------
                                                2000             1999               2000              1999
----------------------------------------- ----------------- ----------------  ----------------- -----------------
Net income applicable to
     common shareholders                         $ 15,661          $ 9,803             $ 6,246          $ 21,994
Minority interest, common                             700              447                 277               993
Minority interest, preferred                        1,173            1,173               3,520             3,520
Extraordinary loss                                     --               --                 240                --
Depreciation                                        9,605            9,339              28,800            27,431
Preferred share dividends                           2,496            2,496               7,488             7,488
Deferred rent revenue                              (3,484)              --              22,612                --
----------------------------------------- ----------------- ----------------  ----------------- -----------------
FFO                                       $        26,151   $       23,258            $ 69,183          $ 61,426
----------------------------------------- ----------------- ----------------  ----------------- -----------------

Denominator for diluted
     earnings per share                        45,190,715       34,135,288          34,229,174        34,157,287
Weighted average
     Common Units                               1,503,115        1,592,297           1,539,622         1,565,894
     Preferred Units                                   --        4,063,329           4,063,329         4,063,329
     Convertible
       preferred shares                                --        6,857,493           6,857,493         6,857,493
----------------------------------------- ----------------- ----------------  ----------------- -----------------
Denominator for FFO
     Per share                                 46,693,830       46,648,407          46,689,618        46,644,003
----------------------------------------- ----------------- ----------------  ----------------- -----------------

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

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates on its Amended Line of Credit and other debt. At September 30, 2000, the Company had total outstanding indebtedness of approximately $245,923,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. At September 30, 2000, the Company has no derivative or interest rate hedging instrument exposure. Approximately 76.0% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.45% at September 30, 2000. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding at September 30, 2000, the table presents the required principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                              Fair
                                 2000      2001      2002      2003      2004     Thereafter     Total       Value
------------------------------ --------- --------- --------- --------- --------- ------------- ----------- -----------
Liabilities
Debt
   Fixed rate                     $ 749    $6,081    $3,480    $4,577    $4,905      $167,131    $186,923    $186,923
     Average interest rate        7.58%     6.32%     7.65%     7.57%     7.57%         7.48%       7.45%
   Variable rate                     --        --        --    49,000        --        10,000      59,000      59,000
     Average interest rate           --        --        --     8.12%        --         4.65%       7.53%

The table incorporates only those exposures that exist as of September 30, 2000 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION



     ITEM 6       Exhibits and Reports on Form 8-K

         (a)      Exhibit - 27.1 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant in the three months ending September 30, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       INNKEEPERS USA TRUST


                                       /s/ Gregory M. Fay
                                       -------------------------------------
November 3, 2000                       Gregory M. Fay
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)

                              INNKEEPERS USA TRUST
               Form 10-Q for the quarter ending September 30, 2000



                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit
------   ----------------------

27.1     Financial Data Schedule (for SEC use only)