Form 10-K
period 2000-12-31
INNKEEPERS USA TRUST/FL
filed 2001-03-13
CIK 926866

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended      December 31, 2000
                          ----------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                        Commission file number 0-24568
                                               -------

                             INNKEEPERS USA TRUST
                             --------------------
            (Exact name of registrant as specified in its charter)

          Maryland                                          65-0503831
          --------                                          ----------
 (State or other jurisdiction                             (I.R.S. employer
of incorporation or organization)                         identification no.)

306 Royal Poinciana Way, Palm Beach, Florida                    33480
--------------------------------------------                    -----
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (561) 835-1800
                                                   -------------------------

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Securities registered pursuant to
   Section 12(b) of the Act:
 SERIES A PREFERRED SHARES, par value
    of $.01 per share                              New York Stock Exchange

Securities registered pursuant to
    Section 12(g) of the Act:
 COMMON SHARES, par value of $.01 per share        New York Stock Exchange


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No ____
    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding of the registrant's only class of common stock, $.01 par value per share, as of March 1, 2001, was 34,758,786. The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 1, 2001 was approximately $375,000,000.

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of the 2000 Innkeepers USA Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 2, 2001 are incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS

Item No.
--------
PART I.............................................................................................   1

         Item 1.   Business........................................................................   1
         Item 2.   Properties......................................................................  10
         Item 3.   Legal Proceedings...............................................................  12
         Item 4.   Submission of Matters to a Vote of Security Holders.............................  13

PART II............................................................................................  13

         Item 5.   Market for the Registrant's Common Equity and Related Shareholder
                    Matters........................................................................  13
         Item 6.   Selected Financial Data.........................................................  14
         Item 7.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..........................................................  16
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................  24
         Item 8.   Financial Statements and Supplementary Data.....................................  25
         Item 9.   Changes in and Disagreements With Accountants on Accounting and
                    Financial Disclosure...........................................................  57

PART III...........................................................................................  57

         Item 10.  Directors and Executive Officers of the Registrant..............................  57
         Item 11.  Executive Compensation..........................................................  57
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..................  57
         Item 13.  Certain Relationships and Related Transactions..................................  58

PART IV............................................................................................  58

         Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K...............  58

         This report contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of Federal Securities Laws including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Factors identified or incorporated by reference in this report which could cause actual results to differ include but are not limited to those discussed in the sections entitled "Internal Growth Strategy," "Acquisition and Development Strategy," "Property Operations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We are not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

                                    PART I

Item 1.  Business

(a)  General

     Overview
     --------

     Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"). Innkeepers owns interests in 67 hotels with an aggregate of 8,131 rooms/suites (the "Hotels") through its general partnership interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company").

     The Company has implemented a strategy of utilizing multiple lessees and hotel management companies for its hotel properties. The Company leases 59 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee"), seven of the Hotels (the "Summerfield Hotels") to affiliates of Wyndham International, Inc. (the "Summerfield Lessee") and one hotel to a "taxable REIT subsidiary" (the "TRS Lessee" and, together with the IH Lessee and the Summerfield Lessee, the "Lessees") pursuant to percentage leases (the "Percentage Leases"). The Percentage Leases allow the Company to participate in increased revenue from the Hotels by providing for the payment of rent based on percentages of room revenues. The IH Lessee has entered into management contracts (the "Marriott Management Agreements") with wholly-owned subsidiaries of Marriott International, Inc. ("Marriott"), one of the largest operators of upscale extended-stay hotels in the United States, to manage 17 of the Hotels. The Summerfield Lessee has entered into management contracts with its affiliates to manage the seven Summerfield Hotels. The IH Lessee manages 42 of the Hotels leased from the Company and an affiliate of the IH Lessee manages the one hotel leased by the TRS Lessee.

     Upscale Extended-Stay Segment
     -----------------------------

     The Company's acquisition strategy focuses primarily on upscale extended-stay hotels and 52 of the Company's 67 hotels are in the upscale extended stay segment. Upscale extended-stay hotels are distinguishable from mid-priced, economy and budget extended-stay hotels generally as follows:

                                                                Extended-Stay Hotels
                                                                --------------------

                                       Typical Mid-Priced, Economy and Budget             Typical Upscale
                                       --------------------------------------             ---------------
Principal Customer Base..............  Independent business travelers;          Corporations for executive training
                                       government workers; families             and consulting; project assignment;
                                                                                corporate relocations

Services/Amenities...................  Minimal meeting space; limited           Complimentary breakfast and evening
                                       lobby space; limited on-site food;       cocktails; meeting space; daily linen
                                       limited front desk hours; weekly         and room cleaning service; 24-hour
                                       maid service and twice-weekly linen      front desk; guest grocery services;
                                       service                                  24-hour maintenance

Physical Facilities..................  Smaller rooms; fewer kitchen             Larger rooms; higher quality
                                       amenities; limited facility              construction; higher level of kitchen
                                       amenities                                amenities; higher level of room
                                                                                furnishings; pool; exercise facilities

     The upscale extended-stay hotel concept was developed by Jack P. DeBoer, who founded the Residence Inn brand and, with co-founder Rolf E. Ruhfus, the Summerfield Suites brand. Both Mr. DeBoer and Mr. Ruhfus serve on the Company's Board of Trustees.

     Relationships
     -------------

     To implement its multi-lessee/operator strategy, the Company has formed relationships with the owners and operators of two of the premier brands in the upscale extended-stay segment, Marriott and Summerfield.

     Marriott. The Company currently owns 45 Residence Inn by Marriott hotels (16 of which are managed by Marriott), one Courtyard by Marriott hotel and one TownePlace Suites by Marriott hotel (also managed by Marriott). Marriott's management of Company-owned Hotels enables the Company to realize the benefits of Marriott's resources and hotel operations experience. The Company believes that its relationship with Marriott provides the Company meaningful access to developers and potential sellers of Residence Inn by Marriott and other Marriott-branded hotels.

     Summerfield. The Company currently owns seven Summerfield brand hotels (including six Summerfield Suites hotels and one Sunrise Suites hotel), all of which are leased and managed by subsidiaries of Wyndham International, Inc. ("Wyndham"), the owner of the Summerfield Suites brand. Mr. Ruhfus is a Director of Wyndham and a Trustee of the Company.

     The Hotels
     ----------

     The following charts set forth certain information with respect to the Hotels at December 31, 2000 (including the Company's hotel in Tysons Corner, Virginia which opened on January 8, 2001):

                                                                                   Number of
   Franchise Affiliation                                Number of Hotels          Rooms/Suites
-------------------------------------------------------------------------------------------------
   Upscale Extended-Stay
            Residence Inn by Marriott                           45                      5,315
            Summerfield Suites                                   6                        759
            Sunrise Suites                                       1                         96
-------------------------------------------------------------------------------------------------
                                                                52                      6,170
-------------------------------------------------------------------------------------------------
   Mid-Priced
            Hampton Inn                                         12                      1,526
            Courtyard by Marriott                                1                        136
            TownePlace Suites by Marriott                        1                         95
            Holiday Inn Express                                  1                        204
-------------------------------------------------------------------------------------------------
                                                                15                      1,961
-------------------------------------------------------------------------------------------------
                                                                67                      8,131
================================================================================================

                                   Number            Number of         Percentage of
             State                of Hotels         Suites/Rooms       Suites/Rooms
          -----------------------------------------------------------------------------
          California                 11                 1,621               19.9%
          Washington                  5                   624                7.7
          Florida                     5                   599                7.4
          Illinois                    4                   560                6.9
          Texas                       4                   544                6.7
          Michigan                    5                   516                6.3
          Georgia                     3                   429                5.3
          Pennsylvania                3                   325                4.0
          New York                    3                   319                3.9
          Maryland                    2                   310                3.8
          New Jersey                  3                   308                3.8
          Virginia                    3                   305                3.8
          Massachusetts               2                   303                3.7
          Colorado                    2                   284                3.5
          Connecticut                 2                   192                2.4
          Kentucky                    2                   176                2.2
          Indiana                     2                   168                2.1
          Minnesota                   1                   126                1.5
          Oregon                      1                   112                1.4
          North Carolina              1                    88                1.1
          Ohio                        1                    80                0.9
          Maine                       1                    78                0.9
          Kansas                      1                    64                0.8
          -----------------------------------------------------------------------------
                                     67                 8,131              100.0%
          =============================================================================

     Recent Developments
     -------------------

     On January 1, 2001, a new law became effective that allows a REIT to own up to 100% of the stock of one or more "taxable REIT subsidiaries." Taxable REIT subsidiaries can perform customary and non-customary services for the REIT's tenants as well as activities unrelated to the REIT's tenants (such as third party management). These subsidiaries are subject to corporate level income taxes and any after-tax income will be captured by the REIT (to the extent of its interest in the subsidiary). Hotel REITs are prohibited from operating hotels through taxable REIT subsidiaries. A hotel REIT can, however, lease hotels in which it owns an interest to a taxable REIT subsidiary if the subsidiary engages an eligible independent contractor to operate the hotels. An eligible independent contractor cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT or (iii) provide any income to the REIT (i.e., the REIT cannot own any debt or equity securities of the third party operator). Further, at the time it is engaged to manage a hotel in which the REIT owns an interest the eligible independent contractor must be actively engaged in the trade or business of operating hotels for persons other than the REIT. As a result of these changes, a hotel REIT, through a taxable REIT subsidiary, can engage a third party to operate its hotels under a traditional hotel management agreement rather than a lease agreement. The Company has retained an advisor to explore how, whether and to what extent it can or should apply the new law to its existing hotels. While no decision has been made about whether or to what extent the Company can take advantage of the new law, the Company believes that if it pays cash to terminate a lease, the payment will be recognized as an expense in the then-current period for financial reporting purposes.

     On January 8, 2001, the Company opened a 121-room newly constructed Residence Inn by Marriott hotel in Tysons Corner, Virginia. This hotel is leased to the TRS Lessee, which is a taxable REIT subsidiary of the Company, and managed by an affiliate of the IH Lessee. The manager of the hotel does not currently manage hotels for third parties. As a result, the rental revenue paid by the TRS Lessee to the Company initially will not be qualifying income under the Internal Revenue Code provisions defining how an entity qualifies as a REIT for federal tax purposes. If an entity has more than five percent of its income that does not qualify, with certain exceptions it cannot qualify as a REIT. The Company believes that this hotel's rental revenue, when combined with other "bad income," will not exceed the five percent limitation. Therefore, the Company has concluded that it will continue to qualify as a REIT.

     On February 23, 2001, the Company's Board of Trustees declared a first quarter distribution of $0.30 per common share and unit, $0.53906 per Series A Preferred Share and $0.28875 per Class B Preferred Unit to holders of record on March 30, 2001. The distribution is payable on April 24, 2001.

     The Company believes that Wyndham has not met certain minimum performance obligations set forth in its Percentage Leases for at least one Hotel for the year 2000. Discussions are ongoing with Wyndham about the performance issues, certain capital expenditure and maintenance obligations, the new law on taxable REIT subsidiaries and related matters. To the extent that a Percentage Lease requires Wyndham to fund certain capital expenditures at a Hotel in excess of our funding obligation, if the lease terminates we may pay more of the costs of those capital expenditures than we are currently obligated to fund. In addition, if the Company makes a payment to the Summerfield Lessee to terminate any lease, the payment would be expensed currently for financial reporting purposes.

(b)  Financial Information About Industry Segments

     The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in this Form 10-K.

(c)  Narrative Description of Business

     General
     -------

     The Company is a self-administered Maryland real estate investment trust which owned equity interests in 67 hotels with an aggregate of 8,131 rooms/suites as of December 31, 2000 (including the Company's hotel in Tysons Corner, Virginia which opened on January 8, 2001). A wholly-owned subsidiary of Innkeepers is the sole general partner of Innkeepers USA Limited Partnership. The Hotels are owned by Innkeepers USA Limited Partnership directly and by various subsidiary partnerships.

     Internal Growth Strategy
     ------------------------

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

     The Company seeks to increase Percentage Lease payments through the following: (i) aggressive asset management, which includes monitoring the operators' marketing programs, sales management policies and operational initiatives at the Hotels, (ii) significant and continuing reinvestment in the Hotels, and (iii) the possible development of hotels on a selected basis.

     Sales and Revenue Management

     The IH Lessee uses market-oriented sales management programs to coordinate, direct and manage the sales activities of personnel located at each hotel it operates or oversees. Each property has a detailed marketing and business plan that outlines their strategy relative to corporate accounts, market segments, group revenue targets and new business goals.

     Weekly sales reports are generated by each salesperson through the daily use of an account management database program. Sales associates input data that identifies all sales related activities which have taken place during the day (e.g., appointments, sales calls, direct mailings, incoming calls) and the results of such actions (e.g., appointments made, literature sent, revenue booked). Each salesperson also inputs any comments made by prospective or existing customers, the potential for new or continued business and the timing of the follow-up action required. The data from each hotel is synchronized regularly with the corporate office and maintained in a master database.

     At December 31, 2000, the IH Lessee employed a corporate vice president of sales, two corporate sales directors, five regional managers and sales associates at the hotels to oversee sales and marketing efforts. The weekly sales reports permit management to promptly evaluate a salesperson's productivity as measured by the quantity of sales calls versus targets, call results and revenue booked. These sales reports also allow comparisons of the ongoing sales efforts at the applicable hotel to the marketing and business plan established for each hotel and allow management to adapt the marketing and business plan accordingly.

     Marriott and the Summerfield Lessee use focused, well-developed sales management programs at the hotels operated by them. In addition, the Company and the IH Lessee employ an asset manager to oversee the relationships with the Summerfield Lessee and Marriott, including reviewing sales efforts and results, pricing and positioning, market share data, operational initiatives, guest satisfaction, capital programs, as well as physically inspecting the properties on a regular basis.

     The IH Lessee employs a corporate revenue management team to provide leadership, guidance and expertise in support of the properties strategic planning and tactical execution of fundamental revenue management principles. This includes pricing relative to market demand; positioning to competitive set; corporate account and group pricing; yield management tactics; turndown and market share analysis. Additionally, this team ensures that each property's reservation system is set up effectively. Marriott and the Summerfield Lessee have similar initiatives in place.

     Capital Improvements, Renovation and Refurbishment

     The Percentage Leases require the Lessees to maintain the Hotels in a condition that complies with their respective franchise licenses and the Marriott Management Agreements, among other requirements. In addition, the Company may upgrade the Hotels in order to capitalize on opportunities to increase revenue, and as needed to meet competitive conditions and preserve asset quality. The Company will also renovate Hotels when it believes the investment in renovations will provide an attractive return to the Company through increased revenue under the Percentage Leases or is otherwise in the best interests of the Company.

     The Percentage Leases generally obligate the Company to make available to the Lessees an amount equal to 4% or 5% of room revenue, on a monthly basis, for use by the Lessees (or Marriott, under the Marriott Management Agreements) to repair or replace furniture and equipment and for other capital expenditures at the Hotels. The Company's obligation is cumulative and carries forward to the extent that such amounts are not used by the Lessees (or Marriott). The Company expended $19 million, $17 million and $30 million in 2000, 1999 and 1998, respectively, for furniture, fixtures and equipment and certain other capital expenditures at the Hotels. The Company expects to spend approximately $35 to $40 million for such purposes in 2001. These amounts substantially exceed the amounts required to be made available under the Percentage Leases.

     Acquisition and Development Strategy
     ------------------------------------

     The Company's primary acquisition and development strategy includes acquiring or developing hotels that are (i) upscale extended-stay hotels, (ii) located in markets with relatively high barriers to entry and/or strong demand characteristics and (iii) located near other hotels owned by the Company thereby allowing its operators to enhance revenue by capitalizing on local knowledge and directing overflow business to Company-owned hotels. The Company also seeks to selectively acquire under-performing hotels to which the Company can add value through repositioning in the market, renovation or re-flagging to premium hotel brands. The Company has, historically, emphasized the acquisition of hotel portfolios in order to capitalize on the Company's efficiency and experience in acquisition analysis and transaction structuring.

     Target Markets

     The Company's focus is on markets that have high barriers to entry relative to other markets, such as in New England, the Middle Atlantic and the Pacific coast region states, which are generally characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale extended-stay hotel and the relatively higher costs associated with such development. This does not mean, however, that development will not occur in its markets or that the Company's hotels do not encounter significant and increasing competition in their markets from other existing or newly developed hotels. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. Additionally, the Company seeks hotels in proximity to the Company's existing Hotels, where the Company and its operators may draw upon its knowledge of local market conditions, develop certain economies of scale and cross market among the Hotels in the cluster.

     Acquisition of Upscale Extended-Stay Hotels

     The Company focuses on acquiring upscale extended-stay hotels because of the performance of that segment, which has resulted primarily (i) from the prevailing social and economic changes that are increasing the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training to employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, (ii) from the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays and (iii) because the demand for hotel rooms by guests who stay longer than five consecutive room nights has exceeded the number of currently existing extended-stay hotel rooms. Extended stay hotels also require less staff than other hotel types and are designed and operated in a way that typically has resulted in higher operating margins than most other hotel types, which helps maintain and enhance asset value. The Company also believes that its relationships, particularly with Marriott, will provide it with opportunities to acquire desirable hotel properties, primarily in the upscale, extended-stay segment.

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

     Development

     The Company developed and opened a 121-room Residence Inn by Marriott hotel located in Tysons Corner, Virginia on January 8, 2001. The total cost of this project was approximately $14 million.

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

     Property Operations
     -------------------

     The IH Lessee

     The Company believes that the quality of the on-site hotel operators is important to the future growth in Percentage Lease revenue from the Hotels. The IH Lessee leases 59 of the Hotels pursuant to the Percentage Leases. On December 29, 2000, the IH Lessee agreed to assume the management of ten hotels that were leased by the IH Lessee but that previously were managed by Marriott. As a result, the IH Lessee and its affiliates now manage 43 of the Hotels.

     The IH Lessee's majority shareholder is Mr. Fisher (the Chairman, Chief Executive Officer and President of the Company). The IH Lessee currently employs approximately 1,500 people. Under the Percentage Leases, the IH Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels that it leases. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry, and repairs and maintenance. The IH Lessee is entitled to all revenue from the Hotels after the payment of rent under the Percentage Leases and other operating expenses, including any management fees payable to third-party managers.

     The Hotels not operated under Marriott Management Agreements are operated under franchise agreements and are licensed as Hampton Inn, Residence Inn by Marriott, Courtyard by Marriott or Holiday Inn Express hotels. The Company has paid or will pay the cost of obtaining certain franchise license agreements. The franchise agreements require the franchisee (typically, the IH Lessee) to pay fees based on a percentage of hotel revenue. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The results of these inspections can be additional capital expenditure requirements for the Company, or additional operational, marketing or repairs and maintenance expenses for the Lessees. The Company has guaranteed certain obligations of the franchisees under the franchise licenses, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease. See "Properties -- The Percentage Leases" for further information on the Percentage Leases.

     Marriott Management

     Marriott currently operates 16 Residence Inn by Marriott hotels and one TownePlace Suites by Marriott hotel pursuant to the Marriott Management Agreements with the IH Lessee. Marriott is one of the largest operators of upscale extended-stay hotels in the U.S. The Company believes that Marriott's management of Hotels will enable the Company to realize the benefits of Marriott's resources and broad-based hotel operations experience. The Marriott Management Agreements allow the hotels subject thereto to be operated as Residence Inn by Marriott or TownePlace Suites hotels for the duration of the agreements, provided that the hotels are maintained in accordance with system standards. The Marriott Management Agreements may be extended by Marriott for an additional term if the Company has achieved a specified return on its initial investment. Marriott may terminate one or more of the Marriott Management Agreements upon the occurrence of certain events, including the IH Lessee's failure to make any payment or perform other covenants under the Marriott Management Agreements or a bankruptcy of the IH Lessee or the Company. If a Marriott Management Agreement is terminated for any reason other than a default by Marriott, the hotel to which the agreement relates will not be entitled to operate thereafter as a Residence Inn by Marriott or TownePlace Suites hotel. Marriott may be terminated as manager of a hotel if certain performance criteria set forth in the relevant Marriott Management Agreement are not met, subject to certain exceptions and cure rights. In that event, the IH Lessee may enter into a then-current form of Residence Inn or TownePlace Suites franchise license and, subject to system requirements and to the IH Lessee being a then-approved franchisee, continue to operate the hotel as a Residence Inn by Marriott or TownePlace Suites hotel.

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

     Summerfield Hotels

     Affiliates of Wyndham lease and operate the seven Summerfield Hotels. Under the Percentage Leases, the Summerfield Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry, and repairs and maintenance. The Summerfield Lessee is entitled to all revenue from the hotels after the payment of rent under the Percentage Leases, management or franchise fees and any other hotel operating expenses (including property and casualty insurance). Summerfield may be terminated as lessee of a hotel if certain performance criteria set forth in the Percentage Leases are not met.

Item 2.  Properties

     The following tables set forth certain information with respect to the Hotels that were owned by the Company as of December 31, 2000.

                                                                      Year Ended December 31, 2000
                                                   --------------------------------------------------------------------
                                         Number                          Lease
                                       of Suites/       Room            Payment      Occupancy     ADR       RevPAR
                                          Rooms        Revenue             (1)         (2)         (2)         (2)
-----------------------------------------------------------------------------------------------------------------------
Residence Inn
     Addison, TX......................      150       4,342,841         2,127,708     80.95%      $ 97.72    $ 79.10
     Altamonte Springs, FL............      128       3,638,413         1,484,661     79.40         97.82      77.66
     Arlington, TX....................      114       3,081,026         1,420,465     82.62         89.38      73.84
     Atlanta (Downtown), GA...........      160       4,497,066         1,735,593     77.31         99.33      76.79
     Atlanta (Peachtree Corners), GA..      120       3,023,053         1,213,596     81.68         84.26      68.83
     Bellevue, WA.....................      120       4,895,793         2,555,956     84.50        131.92     111.47
     Binghamton, NY...................       72       1,857,181           785,119     77.98         90.38      70.48
     Bothell, WA......................      120       3,678,368         1,771,654     84.13         99.54      83.75
     Cherry Hill, NJ..................       96       2,823,005         1,212,898     78.64        102.17      80.35
     Columbus East, OH................       80       2,174,975           798,320     86.84         85.53      74.28
     Denver (Downtown), CO............      156       5,188,512         2,360,617     91.52         99.30      90.87
     Denver (South), CO...............      128       3,380,044         1,550,111     77.26         93.39      72.15
     East Lansing, MI.................       60       1,664,848           730,999     83.45         90.85      75.81
     Eden Prairie, MN.................      126       3,352,201         1,504,175     80.75         90.02      72.69
     Fort Wayne, IN...................       80       1,703,901           667,914     78.70         73.94      58.19
     Fremont, CA......................       80       3,436,508         1,713,226     78.00        150.47     117.37
     Gaithersburg, MD.................      132       4,491,697         2,236,269     84.04        110.63      92.97
     Grand Rapids, MI.................       96       2,509,969         1,137,810     85.10         83.95      71.44
     Harrisburg, PA...................       80       2,498,287         1,125,124     85.09        100.27      85.32
     Indianapolis, IN.................       88       2,171,748           732,927     85.18         79.16      67.43
     Lexington, KY....................       80       2,114,313           851,553     86.67         83.31      72.21
     Livonia, MI......................      112       3,682,596         1,695,687     86.03        104.42      89.84
     Louisville, KY...................       96       3,088,709         1,493,805     86.04        102.17      87.91
     Lynnwood, WA.....................      120       3,487,605         1,598,388     83.65         94.93      79.41
     Mountain View (Palo Alto), CA....      112       7,296,460         4,462,714     88.36        201.44     178.00
     Ontario, CA......................      199       5,476,259         2,545,544     81.18         92.62      75.19
     Portland, ME.....................       78       2,168,133           948,607     79.31         95.77      75.95
     Portland South, OR...............      112       2,801,043         1,261,677     79.10         86.39      68.33
     Richmond, VA.....................       80       1,978,168           794,310     72.67         92.96      67.56
     Richmond NW, VA..................      104       2,635,311         1,105,483     75.20         92.06      69.23
     Rosemont, IL.....................      192       6,107,715         2,851,501     78.76        110.36      86.92
     San Jose, CA.....................       80       4,376,965         2,352,737     91.30        163.74     149.49
     San Jose South, CA...............      150       7,344,738         3,789,028     90.53        147.78     133.78
     San Mateo, CA....................      159       8,047,730         4,432,532     92.26        149.89     138.29
     Shelton, CT......................       96       3,933,082         2,078,547     85.41        131.07     111.94
     Silicon Valley I, CA.............      231      12,009,000         7,027,200     88.48        160.54     142.04
     Silicon Valley II, CA............      247      12,500,404         7,363,188     85.64        161.46     138.28
     Troy (Central), MI...............      152       4,595,547         2,335,082     74.83        110.39      82.61
     Troy (Southeast), MI.............       96       2,307,810           987,283     64.02        102.60      65.68
     Tukwila, WA......................      144       5,086,066         2,606,041     86.98        110.95      96.50
     Tysons Corner, VA (3)............      121             --                 --        --            --         --
     Vancouver, WA....................      120       3,048,492         1,379,095     81.94         84.70      69.41
     Wichita East, KS.................       64       1,653,454           630,109     85.88         82.20      70.59
     Windsor, CT......................       96       3,337,309         1,521,051     80.01        118.71      94.98
     Winston-Salem, NC................       88       2,045,623           663,755     75.20         84.46      63.51

Summerfield Suites
     Addison, TX......................      132       3,770,892         1,559,203     81.99         95.20      78.05
     Belmont, CA......................      132       6,828,928         3,802,309     91.63        154.26     141.35
     El Segundo, CA...................      122       5,020,665         2,512,731     89.50        125.64     112.44
     Irving (Las Colinas), TX.........      148       5,349,329         2,642,775     86.34        114.38      98.75
     Mount Laurel, NJ.................      116       3,313,834         1,253,536     79.23         98.51      78.05
     West Hollywood, CA...............      109       3,774,811         1,600,135     74.71        126.65      94.62

Hampton Inn
     Albany/Latham, NY................      126       2,451,258         1,241,623     66.15         80.36      53.15

                                                                      Year Ended December 31, 2000
                                                   --------------------------------------------------------------------
                                         Number                          Lease
                                       of Suites/       Room            Payment      Occupancy     ADR       RevPAR
                                          Rooms        Revenue             (1)         (2)         (2)         (2)
-----------------------------------------------------------------------------------------------------------------------
     Germantown, MD...................      178       3,197,084         1,590,957     61.14         80.27      49.07
     Islandia (Long Island), NY.......      121       4,576,195         2,552,710     82.29        125.57     103.33
     Lombard (Chicago), Il............      128       2,417,582         1,116,376     63.10         81.78      51.60
     Naples, FL.......................      107       1,880,082           768,857     64.10         74.90      48.01
     Norcross, GA.....................      149       2,124,019           820,935     63.29         61.54      38.95
     Schaumburg (Chicago), IL.........      128       2,911,286         1,542,278     71.98         86.34      62.14
     Tallahassee, FL..................       93       1,988,941         1,022,066     76.76         76.13      58.43
     West Palm Beach, FL..............      135       2,447,265           992,106     75.46         65.63      49.53
     Westchester (Chicago), IL........      112       2,801,414         1,501,780     77.17         88.56      68.34
     Willow Grove (Philadelphia), PA..      150       4,277,044         2,400,437     78.06         99.81      77.91
     Woburn, MA.......................       99       3,309,634         1,798,216     75.15        121.54      91.34

Sunrise Suites
     Eatontown (Tinton Falls), NJ.....       96       2,878,941         1,014,692     79.44        103.14      81.94

Comfort Inn
     Allentown, PA (4)................      127       1,763,960           830,752     61.60         67.03      41.29

Holiday Inn Express
     Lexington, MA....................      204       5,504,444         3,029,314     71.02        103.81      73.72

Courtyard by Marriott
     Fort Lauderdale, FL..............      136       3,334,701         1,680,901     78.08         85.80      66.99

TownePlace Suites
     Horsham, PA......................       95       2,289,381         1,225,855     82.49         86.15      71.07

-----------------------------------------------------------------------------------------------------------------------
Consolidated Total /
Weighted average (5)..................    8,131    $253,743,658      $124,140,603     80.05%     $ 106.99    $ 85.64
===========================================================================================================================

------------------
(1) Represents Percentage Lease revenue from the Lessees to the Company calculated in accordance with the Percentage Leases.
(2) Represents the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Hotels for the year including the period, if any, prior to ownership by the Company.
(3)  Hotel opened on January 8, 2001.
(4) Represents the hotels' room revenue, Lease payment and operating performance to the date of disposition by the Company in November 2000.
(5) The consolidated room count total excludes the Allentown hotel's rooms due to its disposition in November 2000.

     The Percentage Leases
     ---------------------

     Each Percentage Lease contains provisions similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain similar provisions.

     Percentage Lease Terms. Each Percentage Lease has a non-cancelable term of at least ten years, subject to earlier termination upon the occurrence of defaults thereunder and certain other events described in the Percentage Lease. Certain of the Percentage Leases contain renewal terms of up to 15 years, at the Lessees' option. Under the renewal provisions, the rent formula for the renewal term will be re-set to produce a then-current market rate rent.

     Amounts Payable Under the Percentage Leases. The Lessees are obligated to pay to the Company the greater of a fixed annual Base Rent or Percentage Rent. Percentage Rent is based on percentages of room revenues for each of the Hotels. Both the Base Rent and the Revenue Break Point (as defined in "Internal Growth Strategy" above) in each Percentage Rent formula are (a) adjusted annually for inflation and (b) in the case of the Revenue Break Point for certain of the Hotels managed by Marriott, increased to specified levels (not tied to inflation) in the first years after execution of the related Percentage Lease. Adjustments for inflation will be calculated at the beginning of each calendar year based upon the change in the CPI during the prior calendar year. The Company receives between 30% and 36.5% of room revenue up to the Revenue Break Point and between 68% and 70% of room revenue in excess of the Revenue Break Point.

     Other than real estate and personal property taxes, ground lease rent (where applicable), the cost of certain furniture and equipment and certain capital expenditures, and property and casualty insurance, which are obligations of the Company, the Percentage Leases require the Lessees to pay Base Rent, Percentage Rent and the operating expenses of the Hotels during the terms of the Percentage Leases.

     Maintenance and Modifications. Under the Percentage Leases, the Company is required to pay for capital improvements at each Hotel. In addition, the Percentage Leases obligate the Company to make available to the Lessees for the repair, replacement and refurbishment of furniture and equipment and certain other capital expenditures at the Hotels, when and as deemed necessary by the Lessees, an amount equal to 4% or 5% of room revenues, per month on a cumulative basis. The Company's obligation is carried forward to the extent that the Lessees has not expended such amount, and any unexpended amounts remain the property of the Company upon termination of the Percentage Leases. In addition, the Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or Marriott Management Agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the Lessees are required, at their expense, to (i) maintain the Hotels in good order and repair, (ii) pay for all operating expenses of the Hotels and (iii) comply with the requirements of any Company loan agreement (to the extent applicable to property operations or cash management), any franchise agreement, (with respect to the IH Lessee) the Marriott Management Agreements and applicable law.

     Insurance. Each Percentage Lease specifies comprehensive insurance to be maintained on each of the Hotels, including liability, property and casualty and extended coverage. Management of the Company believes that such specified coverage is of the type and amount customarily obtained by owners of hotels similar to the Hotels.

Item 3.  Legal Proceedings

     The Company is not presently a defendant in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to pose no material financial risk to the Company and/or is expected to be covered by the Company's or the Lessees' insurance policies and the matter described below.

     In May 2000, the Company's former Executive Vice President and Chief Operating Officer (who is the minority shareholder of the IH Lessee) filed suit against the Company, the IH Lessee and certain officers of the Company and the IH Lessee. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company. The

Company has in place insurance policies intended to protect against losses from certain claims (such as several of the claims made in this suit) and costs to defend such claims. Moreover, the Company believes that the claims are without merit and is aggressively defending against all allegations. Accordingly, the Company has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

     Market Information
     ------------------

     The Company's common shares are traded on the New York Stock Exchange under the symbol "KPA." The following table sets forth for the periods indicated the high and low sales prices for the common shares, as traded on such exchange.

                                                        High       Low
               ---------------------------------------------------------
                                       2000
                                       ----
                    First quarter.................   $  8.44    $  7.81
                    Second quarter................      9.38       8.00
                    Third quarter.................     10.94       8.94
                    Fourth quarter................     11.44       9.75
                                       1999
                                       ----
                    First quarter.................     11.75       9.00
                    Second quarter................     10.94       9.56
                    Third quarter.................      9.81       8.31
                    Fourth quarter................      8.88       7.69
                                       1998
                                       ----
                    First quarter.................     16.38      14.50
                    Second quarter................     16.44      12.44
                    Third quarter.................     13.81       9.63
                    Fourth quarter................     11.81       8.75

     Shareholder information
     -----------------------

     At March 1, 2001 the Company had approximately 628 holders of record of its common shares and approximately 47 holders of record of the Series A Convertible Preferred Shares. It is estimated that there were approximately 14,800 beneficial owners, in the aggregate, of the common and preferred shares.

     IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY'S DECLARATION OF TRUST LIMITS THE NUMBER OF COMMON SHARES THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.8% OF THE OUTSTANDING COMMON SHARES.

     Distribution information
     ------------------------

     The Company has adopted a policy of paying regular quarterly distributions on its common shares. The following table sets forth information regarding the declaration and payment of distributions by the Company on its common shares and Series A Convertible Preferred Shares for the years ending December 31, 2000, 1999 and 1998.

                                                                                 Common        Preferred
                                                                                  share          share
            Quarter to which distribution           Record         Payment     distribution   distribution
                       relates                       date           date          amount        amount
          ----------------------------------------------------------------------------------------------------------
                         2000
                         ----
          First quarter.................          03/31/2000      04/25/2000       $0.28      $0.53906
          Second quarter................          06/30/2000      07/25/2000        0.28       0.53906
          Third quarter.................          09/29/2000      10/31/2000        0.28       0.53906
          Fourth quarter................          12/29/2000      01/30/2001        0.28       0.53906
                         1999
                         ----
          First quarter.................          03/26/1999      04/27/1999        0.28       0.53906
          Second quarter................          06/25/1999      07/27/1999        0.28       0.53906
          Third quarter.................          09/24/1999      10/26/1999        0.28       0.53906
          Fourth quarter................          12/31/1999      01/25/2000        0.28       0.53906
                         1998
                         ----
          First quarter.................          03/27/1998      04/21/1998        0.28       0.00000
          Second quarter................          06/26/1998      07/28/1998        0.28       0.41927
          Third quarter.................          09/25/1998      10/27/1998        0.28       0.53906
          Fourth quarter................          12/24/1998      01/26/1999        0.28       0.53906

     Approximately 1.74% of the 2000 common and preferred share distributions represent capital gains and approximately 4.9% of the 1998 common share distributions represent a return of capital. In 1999, 100% of the distributions were ordinary income. In order to maintain its qualification as a REIT, the Company must distribute at least 95% (lowered to 90% effective January 1, 2001) of its taxable income. Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet the distribution requirements. In such event, the Company expects to borrow such funds to the extent necessary to make the required distributions.

     On February 23, 2001, the Company's Board of Trustees declared a first quarter distribution of $0.30 per common share and unit, $0.53906 per Series A Preferred Share and $0.28875 per Class B Preferred Unit. Future distributions, if any, paid by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements for maintaining its REIT qualification and such other factors the Board deems relevant.

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

                             Innkeepers USA Trust
                            Selected Financial Data

                                                             For the years ended December 31,
                                           ---------------------------------------------------------------------------------
(in thousands, except per share data)          2000            1999             1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------
Operating data
Total revenue                               $125,831        $114,360          $103,767         $66,813            $ 28,377
Income before minority interest
 and other items                              51,446          42,548            42,113          29,213               9,749
Minority interest, common                     (1,525)         (1,207)           (1,829)         (1,879)               (531)
Minority interest, preferred                  (4,693)         (4,693)           (4,693)         (4,551)               (729)
Gain (loss) on sale of hotels, net              (214)              -               333               -                   -
Extraordinary loss                              (240)              -            (2,760)              -                   -
Net income                                    44,774          36,648            33,164          22,783               8,489
Basic earnings per share (1)                    1.02            0.78              0.89            0.85                0.66
Diluted earnings per share (1)                  1.02            0.78              0.88            0.85                0.66

Other data:
Funds from operations ("FFO") (2)            $89,644        $ 79,368           $ 72,968        $47,518             $17,170
FFO per share (2)                               1.92            1.70               1.65           1.43                1.20
Dividends per common share                      1.12            1.12               1.12           1.02                0.90
Dividends per preferred share                   2.16            2.16               1.50              -                   -
Cash provided by operating
   activities                                 92,559          79,809             70,498         49,203              17,194
Cash used by investing activities            (26,828)        (74,189)          (159,263)      (246,744)           (114,114)
Cash provided (used) by
   financing activities                      (55,725)         (3,858)            87,179        161,430             135,166

                                                                       December 31,
                                           ---------------------------------------------------------------------------------
                                              2000            1999             1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------
Balance sheet data:
Investment in hotels, at cost               $837,472        $831,371           $764,221       $601,508           $326,620
Total assets                                 765,155         766,700            725,114        592,607            360,357
Debt                                         246,185         243,875            191,183        160,455            100,740
Minority interest in Partnership              58,304          59,457             59,802         74,552             45,880
Shareholders' equity                         440,544         443,457            454,392        342,638            207,605

(1) Before extraordinary loss of $0.00 per share in 2000 and $0.08 per share in 1998.

(2) See "Funds From Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   IH Lessee
                            Selected Financial Data

                                                                 Years Ended December 31,
                                           -------------------------------------------------------------------------
(in thousands, except per share data)         2000           1999           1998           1997           1996
--------------------------------------------------------------------------------------------------------------------
Operating Data:
Room revenue                                $222,806       $204,539       $179,366       $117,170       $58,501
Other revenue                                 10,821         10,541          9,213          7,333         4,222
--------------------------------------------------------------------------------------------------------------------
Total revenue                                233,627        215,080        188,579        124,503        62,723
Hotel operating expenses                     114,690        107,477         94,370         61,320        32,274
--------------------------------------------------------------------------------------------------------------------
                                             118,937        107,603         94,209         63,183        30,449
Lessee overhead                                3,810          3,468          2,364          2,210         2,273
Percentage Lease expense                     110,122         99,193         87,735         57,486        27,466
--------------------------------------------------------------------------------------------------------------------
Net income (1)                             $   5,005      $   4,942      $   4,110    $     3,487      $    710
====================================================================================================================

(1) The IH Lessee has elected status as a Subchapter S corporation for federal income tax purposes and, generally, pays no corporate level tax on its net income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Innkeepers USA Trust
     --------------------

General

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes of Innkeepers USA Trust included in Item 8. The notes contain essential information and the definitions of certain capitalized terms used herein. For additional information relating to the IH Lessee please review the combined financial statements and related notes of the IH Lessee also included in Item 8.

     Occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for 67 of the hotels are presented in the following table. No assurance can be given that the trends reflected in following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                                              Years ended                         Percentage
                                                             December 31,                          increase
                                                  -------------------------------------
                                                     2000                     1999                (decrease)
     ---------------------------------------------------------------------------------------------------------
     The Hotels (1)
          Occupancy                                    80.05%                 78.83%                  1.55%
          ADR                                       $ 106.99               $ 101.15                   5.78%
          RevPAR                                    $  85.64               $  79.73                   7.42%

     Upscale, extended-stay hotels (2):
          Occupancy                                    82.98%                 82.04%                  1.15%
          ADR                                       $ 112.60               $ 106.38                   5.85%
          RevPAR                                    $  93.43               $  87.27                   7.06%

     Limited service hotels (3):
          Occupancy                                    70.90%                 69.12%                  2.58%
          ADR                                       $  87.35               $  82.49                   5.89%
          RevPAR                                    $  61.93               $  57.01                   8.63%

     (1)    67 hotels
     (2)    51 hotels
     (3)    16 hotels

Results of Operations

     The following paragraphs discuss the results of operations for the Company.

Comparison of the Year Ended December 31, 2000 ("2000") to the Year Ended December 31, 1999 ("1999")

     The Company had revenues for 2000 of $125,831,000, consisting of $124,141,000 of Percentage Lease revenue from the Lessees and $1,690,000 of other revenue, compared with $114,360,000, $112,839,000 and $1,521,000, respectively, for 1999. The increase in Percentage Lease revenue is due, primarily, to RevPAR growth at the Hotels of 7.42% in 2000.

     Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $40,353,000 in the aggregate for 2000 compared with $39,216,000 for 1999. The increase in Depreciation and Amortization was primarily due to the depreciation of renovations completed at the Hotels.

     Real estate and personal property taxes and property insurance were $11,108,000 for 2000 compared with $11,728,000 for 1999. The decrease was primarily due to the receipt of refunds of prior years taxes paid on certain hotels in Texas and changes in the estimate of accruals held for taxes in certain states which bill their property taxes in arrears.

     Interest expense for 2000 was $18,190,000 compared with $16,818,000 for 1999. This increase is due primarily to additional borrowings for a hotel acquisition late in the first quarter of 1999 and increases in the variable interest rates on the Line of Credit and certain other debt for 2000.

     General and administrative expenses remained relatively constant at approximately 3% of total revenue in 2000.

     Net income applicable to common shareholders for 2000 was $34,791,000, or $1.02 per diluted share, compared with $26,665,000 or $0.78 per diluted share, for 1999 as a result of the items discussed above, an extraordinary loss of $240,000 relating to the extinguishment of the Company's previous line of credit and the $214,000 loss on the sale of a hotel in 2000.

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

     Depreciation and Amortization were $39,216,000 in the aggregate for 1999 compared with $32,519,000 for 1998. The increase in Depreciation and Amortization was primarily due to the increase in the number of hotels owned as discussed previously and the depreciation of renovations completed at the Hotels. Also contributing to the increase in Depreciation and Amortization was the amortization of restricted share awards granted to certain employees in October 1998.

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

     Net income applicable to common shareholders for 1999 was $26,665,000, or $0.78 per diluted share, compared with $26,980,000 or $0.80 per diluted share, for 1998 as a result of the items discussed above, an extraordinary loss of $2,760,000 in 1998 related to the extinguishments of certain debt and the effects of a full year of Series A Preferred Share dividends in 1999.

Liquidity and Capital Resources

     The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. The Company does not expect that its cash provided by operating activities will be adequate to meet all of its liquidity needs. The Company currently expects to fund its external growth objectives, and any other additional liquidity needs, primarily by borrowing on its Line of Credit or other facilities, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit.

Cash Flow Analysis

     Cash and cash equivalents (including restricted cash and cash equivalents) at December 31, 2000 and 1999 were $33,077,000 and $16,676,000, including approximately $9,175,000 and $5,354,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents include approximately $9,492,000 and $6,918,000 at December 31, 2000 and 1999,
respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels. The increase in cash balances is due primarily to the delay in commencing certain renovation projects to minimize the loss of room revenue at the effected hotels and the net proceeds from the Fifth Term Loan.

     Net cash provided by operating activities for the years ended December 31, 2000 and 1999 was $92,559,000 and $79,809,000, respectively.

     Net cash used in investing activities was $26,828,000 for the year ended December 31, 2000. This was comprised primarily of (a) renovations at certain hotels of approximately $18,900,000; (b) development costs on the Company's Residence Inn by Marriott hotel in Tysons Corner, Virginia of approximately $7,700,000; and (c) net deposits into the restricted cash accounts of approximately $6,395,000; partially offset by the net proceeds from the sale of the Comfort Inn in Allentown, Pennsylvania for approximately $6,173,000.

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

     Net cash used by financing activities was $55,725,000 for the year ended December 31, 2000, consisting primarily of distributions paid of approximately $55,237,000, net payments on the Line of Credit of $45,000,000, principal payments on amortizing debt of approximately $2,700,000, loan costs incurred of approximately $1,790,000 and the redemption of common units of approximately $985,000, which activities were partially offset by borrowings under the Fifth Term Loan of $50,000,000.

     Net cash used by financing activities was $3,858,000 for the year ended December 31, 1999, consisting primarily of borrowings under the Line of Credit of approximately $73,800,000 and borrowings under the Fourth Term Loan of $58,000,000, which activities were offset by distributions paid of approximately $55,219,000 and payments on debt of approximately $79,100,000.

Distributions/Dividends

     The Company pays regular distributions on its common shares and Common Units and, effective for the first quarter of 2001, the quarterly distribution is $0.30 per share or unit. Quarterly preferred distributions of $0.28875 are payable on each Class B Preferred Unit. Each Class B Preferred Unit may be converted into a Common Unit at the election of the holder. The holders of the Common Units and Class B Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% (lowered to 90% effective January 1, 2001) of its taxable income to maintain its REIT status.

     The Company has issued an aggregate of 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares"). The Series A Preferred Shares are convertible into 1.4811 common shares at any time. The Series A Preferred Shares may be redeemed by the Company after May 18, 2003 and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible.

Financing

     The Company's consolidated indebtedness was 29.4% of its investments in hotels, at cost, at December 31, 2000. At December 31, 2000, the Company had outstanding indebtedness of approximately $246,185,000, of which approximately 95.9% bore interest at a weighted average implied fixed rate of approximately 7.51%. Based on the outstanding debt at December 31, 2000, the weighted average implied interest rate on all of the Company's debt was 7.41%. At December 31, 2000 (including the Company's hotel in Tysons Corner, Virginia which opened on January 8, 2001), 40 of the Company's hotel properties collateralized certain debt and 27 of the Company's hotel properties were unencumbered. In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investments are insufficient to make such distributions. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has bank funding commitments available under its Line of Credit of approximately $130,000,000 at December 31, 2000. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. The Line of Credit agreement expires in May 2003.

     Certain debt coverage ratios for the Company are as follows for the year ended December 31, 2000: (a) interest coverage ratio (EBITDA divided by interest expense) of 6.0x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.7x, and (c) total debt to EBITDA of 2.2x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels.

     The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. There were no borrowings outstanding under the Line of Credit at December 31, 2000.

     On December 28, 2000, the Company closed on a collateralized term loan (the "Fifth Term Loan"). The Fifth Term Loan has a principal amount of $50,000,000 and bears interest at a fixed rate of 7.75%. Interest only payments are due for the first four years and principal amortization begins in the fifth year calculated over a 25-year period. The Fifth Term Loan is collateralized by six hotels. The net proceeds of the Fifth Term Loan were used to reduce borrowings outstanding under the Line of Credit.

     On September 24, 1999, the Company closed on a collateralized term loan (the "Fourth Term Loan"). The Fourth Term Loan has a principal amount of $58,000,000 and bears interest at a fixed rate of 7.16%. Interest only payments are due for the first three years and principal amortization begins in the fourth year calculated over a 22-year period. The Fourth Term Loan is collateralized by eight hotels. The net proceeds of the Fourth Term Loan were used to reduce borrowings outstanding under the Line of Credit.

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

Other

     The Percentage Leases generally require the Company to make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels. Each of the term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to a total of 5.0% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

     Management believes that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet most of the routine expenditures for furniture and equipment at the Hotels. However, due primarily to renovations that are required by Marriott at certain of our Residence Inn by Marriott hotels that are 15 years old or older, we expect to spend substantially more than we are required to make available under the Percentage Leases in 2001 and 2002. It is currently estimated that the Company will spend between $35,000,000 and $40,000,000 in capital expenditures at the Hotels in 2001. To the extent that we spend more than the amount of our undistributed cash, we intend to borrow under our Line of Credit.

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

     The following presents the Company's calculations of FFO and FFO per share for the years ended December 31, 2000, 1999 and 1998 (in thousands, except share and per share data):

                                                        2000                     1999                     1998
------------------------------------------------------------------------------------------------------------------
Net income applicable to
     common shareholders                          $    34,791             $    26,665               $    26,980
Minority interest, common                               1,525                   1,207                     1,829
Minority interest, preferred                            4,693                   4,693                     4,693
Loss (gain) on sale of hotels, net                        214                       -                      (333)
Extraordinary loss                                        240                       -                     2,760
Depreciation                                           38,198                  36,820                    30,855
Preferred share dividends                               9,983                   9,983                     6,184
------------------------------------------------------------------------------------------------------------------
FFO                                               $    89,644             $    79,368               $    72,968
==================================================================================================================
Denominator for diluted
     earnings per share                            34,251,885              34,149,108                33,673,441
Weighted average:
     Common Units                                   1,520,832               1,568,101                 2,285,895
     Preferred Units                                4,063,329               4,063,329                 4,063,329
     Convertible
       preferred shares                             6,857,493               6,857,493                 4,250,920
------------------------------------------------------------------------------------------------------------------
Denominator for FFO
     per share                                     46,693,539              46,638,031                44,273,585
------------------------------------------------------------------------------------------------------------------
FFO per share                                   $        1.92          $         1.70            $         1.65
==================================================================================================================

IH Lessee
---------

         The following is a discussion of the results of operations for the IH Lessee.

     Comparison of Year Ended December 31, 2000 ("2000") to the Year Ended December 31, 1999 ("1999")

     The IH Lessee had total revenue for 2000 of $233,627,000, consisting of $222,806,000 of room revenue and $10,821,000 of other revenue. Room revenue increased by $18,267,000, or 8.9% from $204,539,000 for 1999. This increase was primarily due to increases in RevPAR at the IH Lessee managed hotels of 5.86% and at the Marriott managed hotels of 9.50%.

     Percentage Lease payments and hotel operating expenses for 2000 were $110,122,000 and $114,690,000, respectively. Percentage Lease payments and hotel operating expenses increased by $10,929,000 or 11.0% and $7,213,000 or 6.7%, respectively from $99,193,000 and $107,477,000 for 1999, respectively. The increase in Percentage Lease payments was primarily due to the increase in room revenue at the hotels and hotel operating expenses increased in proportion to the increase in revenues at the hotels. Net income for 2000 was $5,005,000 and increased $63,000, or 1.3%, from $4,942,000 for 1999.

     Departmental profit as a percentage of total revenue was 79.9% in 2000 and 79.2% in 1999. Net income as a percentage of total revenue decreased to 2.1% in 2000 from 2.3% in 1999.

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

     Percentage Lease payments and hotel operating expenses for 1999 were $99,193,000 and $107,477,000, respectively. Percentage Lease payments and hotel operating expenses increased by $11,458,000 or 13% and $13,107,000 or 14%, respectively from $87,735,000 and $94,370,000 for 1998, respectively. These increases were primarily due to the increased number of leased Hotels as discussed above. Net income for 1999 was $4,942,000 and increased $832,000, or 20%, from $4,110,000 for 1998.

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

     Net cash flow from operating activities was $3,512,000 and $9,222,000 in 2000 and 1999, respectively. Net cash flow used in investing activities was $6,000 and $1,118,000 in 2000 and 1999, respectively, which consisted primarily of the purchase of marketable securities. Net cash flow used in financing activities was $5,221,000 and $3,817,000 in 2000 and 1999, respectively, which consisted primarily of distributions paid to its shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and debt. At December 31, 2000, the Company had total outstanding indebtedness of approximately $246,185,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 95.9% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.51% at December 31, 2000. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding at December 31, 2000, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                             Fair
                                2001       2002       2003       2004       2005    Thereafter    Total      Value
--------------------------------------------------------------------------------------------------------------------
Debt:
  Fixed Rate                  $  6,068     $3,467   $4,562     $4,890     $5,891    $211,307    $236,185    $236,185
     Average Interest Rate        6.32%      7.65%    7.56%      7.57%      7.59%       7.54%       7.51%          -
  Variable Rate                     -          -         -          -          -      10,000      10,000      10,000
     Average Interest Rate          -          -         -          -          -        5.00%       5.00%          -

     The table incorporates only those exposures that existed as of December 31, 2000 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

Item 8.  Financial Statements and Supplementary Data

Innkeepers USA Trust
Quarterly Results of Operations and Other Data

(unaudited)                                       First           Second          Third        Fourth
(in thousands, except per share data)            Quarter         Quarter         Quarter       Quarter        Total
----------------------------------------------------------------------------------------------------------------------
2000
Operating data (1):
Total revenue                                     $15,871       $19,796         $38,694       $51,470      $125,831
Income (loss) before minority interest             (3,372)        1,113          20,030        33,675        51,446
Net income (loss)                                  (4,242)         (181)         18,157        31,040        44,774
Basic earnings (loss) per share                     (0.20)        (0.08)           0.46          0.83          1.02
Diluted earnings (loss) per share                   (0.20)        (0.08)           0.43          0.71          1.02
Other data:
FFO (2)                                           $19,201       $23,831         $26,151       $20,461       $89,644
FFO per share (2)                                    0.41          0.51            0.56          0.44          1.92
======================================================================================================================
1999
Operating data (3):
Total revenue                                     $26,015       $29,710         $31,784       $26,851      $114,360
Income before minority interest                     8,484        11,592          13,919         8,553        42,548
Net income                                          7,106        10,077          12,299         7,166        36,648
Basic earnings per share                             0.14          0.22            0.29          0.14          0.78
Diluted earnings per share                           0.13          0.22            0.29          0.14          0.78
Other data:
FFO (2)                                           $17,196       $20,972         $23,258       $17,942       $79,368
FFO per share (2)                                    0.37          0.45            0.50          0.38          1.70
======================================================================================================================
1998
Operating data (3):
Total revenue                                     $23,856       $26,645         $29,232       $24,034      $103,767
Income before minority interest and
     other nonrecurring items                       7,582        11,353          14,543         8,635        42,113
Net income                                          3,357         9,455          12,740         7,612        33,164
Basic earnings per share (4)                         0.19          0.25            0.30          0.15          0.89
Diluted earnings per share (4)                       0.18          0.25            0.30          0.15          0.88
Other data:
FFO (2)                                           $15,023       $18,979         $22,282       $16,684       $72,968
FFO per share (2)                                    0.37          0.44            0.48          0.36          1.65
======================================================================================================================

(1) The operating data reflect the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 effectively defers recognition of Percentage Rent from the first and second quarters to the third or fourth quarters. SAB 101 has no impact on the Company's dividend policy, cash flow, reported quarterly FFO or the annual recognition of Percentage Lease revenue.
(2) See "Funds From Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) The quarterly information for 1999 and 1998 is presented without regard to the application of SAB 101.
(4) Before extraordinary loss of $2,760,000, or $0.08 per share, in 1998 related to the early extinguishment of debt.

The following financial statements are included herein on the pages indicated.

Innkeepers USA Trust
--------------------
         Report of Independent Accountants..................................................................       27

         Consolidated Balance Sheets at December 31, 2000 and 1999..........................................       28

         Consolidated Statements of Income for the years ended
         December 31, 2000, 1999 and 1998...................................................................       29

         Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2000, 1999 and 1998...................................................................       30

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998...................................................................       31

         Notes to Consolidated Financial Statements.........................................................       32


Innkeepers Hospitality
----------------------

         Report of Independent Accountants..................................................................       44

         Combined Balance Sheets at December 31, 2000 and 1999..............................................       45

         Combined Statements of Income for the years ended
         December 31, 2000, 1999 and 1998 ..................................................................       46

         Combined Statements of Shareholders' Equity for the years ended
         December 31, 2000, 1999 and 1998 ..................................................................       47

         Combined Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998 ..................................................................       48

         Notes to Combined Financial Statements.............................................................       49

Financial Statement Schedule of Innkeepers USA Trust
----------------------------------------------------
         Report of Independent Accountants..................................................................       53

         Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2000.........................       54

                        Report of Independent Accountants

To the Board of Trustees and Shareholders of Innkeepers USA Trust

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Innkeepers USA Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles which, as described in Note 1, are generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
February 23, 2001

Innkeepers USA Trust
Consolidated Balance Sheets
December 31, 2000 and 1999
(in thousands, except share and per share data)

                                                                                         2000                 1999
------------------------------------------------------------------------------------------------------------------
ASSETS
Investment in hotel properties:
   Land and improvements                                                            $  96,204            $  95,891
   Buildings and improvements                                                         631,042              628,266
   Furniture and equipment                                                             97,949              102,392
   Renovations in process                                                                 171                  456
   Hotels under development                                                            12,106                4,366
------------------------------------------------------------------------------------------------------------------
                                                                                      837,472              831,371
   Accumulated depreciation                                                          (123,563)             (99,487)
------------------------------------------------------------------------------------------------------------------
   Net investment in hotel properties                                                 713,909              731,884

Cash and cash equivalents                                                              14,410                4,404
Restricted cash and cash equivalents                                                   18,667               12,272
Due from Lessees                                                                       12,190               12,484
Deferred expenses, net                                                                  4,537                3,965
Other assets                                                                            1,442                1,691
------------------------------------------------------------------------------------------------------------------
      Total assets                                                                   $765,155             $766,700
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                                 $246,185             $243,875
Accounts payable and accrued expenses                                                   7,061                6,844
Distributions payable                                                                  13,061               13,067
Minority interest in Partnership                                                       58,304               59,457
------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                               324,611              323,243
------------------------------------------------------------------------------------------------------------------

Commitments (note 8)

Shareholders' equity:
   Preferred shares, $0.01 par value, 20,000,000 shares
      authorized, 4,630,000 shares issued and outstanding
      at December 31, 2000 and 1999                                                   115,750              115,750
   Common shares, $0.01 par value, 100,000,000 shares
      authorized, 34,758,786 and 34,676,586 issued and outstanding
      at December 31, 2000 and 1999, respectively                                         348                  347
   Additional paid-in capital                                                         368,025              367,191
   Unearned compensation                                                               (4,821)              (5,144)
   Distributions in excess of net earnings                                            (38,758)             (34,687)
------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                      440,544              443,457
------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                     $765,155             $766,700
==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Income
for the years ended December 31, 2000, 1999 and 1998
(in thousands, except per share data)

                                                                               2000             1999             1998
---------------------------------------------------------------------------------------------------------------------
Revenue:
   Percentage Lease revenue                                                $124,141         $112,839         $103,022
   Other revenue                                                              1,690            1,521              745
---------------------------------------------------------------------------------------------------------------------
      Total revenue                                                         125,831          114,360          103,767
---------------------------------------------------------------------------------------------------------------------

Expenses:
   Depreciation                                                              38,198           36,820           30,855
   Amortization of franchise costs                                               65               71               73
   Ground rent                                                                  470              460              453
   Interest expense                                                          18,190           16,818           15,149
   Amortization of loan origination fees                                        909              974            1,047
   Real estate and personal property taxes and property insurance            11,108           11,728            9,888
   General and administrative                                                 3,864            3,590            3,645
   Other nonrecurring charges                                                   400               --               --
   Amortization of unearned compensation                                      1,181            1,351              544
---------------------------------------------------------------------------------------------------------------------
      Total expenses                                                         74,385           71,812           61,654
---------------------------------------------------------------------------------------------------------------------

Income before minority interest and other items                              51,446           42,548           42,113
Minority interest, common                                                    (1,525)          (1,207)          (1,829)
Minority interest, preferred                                                 (4,693)          (4,693)          (4,693)
Gain (loss) on sale of hotels, net                                             (214)              --              333
Extraordinary loss                                                             (240)              --           (2,760)
---------------------------------------------------------------------------------------------------------------------
Net income                                                                   44,774           36,648           33,164
Preferred share dividends                                                    (9,983)          (9,983)          (6,184)
---------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders                                $34,791          $26,665          $26,980
=====================================================================================================================

Earnings per share data:
   Basic-before extraordinary loss                                           $ 1.02           $ 0.78           $ 0.89
   Extraordinary loss                                                          0.00               --             0.08
---------------------------------------------------------------------------------------------------------------------
   Basic                                                                     $ 1.02           $ 0.78           $ 0.81
=====================================================================================================================

   Diluted-before extraordinary loss                                         $ 1.02           $ 0.78           $ 0.88
   Extraordinary loss                                                          0.00               --             0.08
---------------------------------------------------------------------------------------------------------------------
   Diluted                                                                   $ 1.02           $ 0.78           $ 0.80
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
(in thousands, except share data)

                                      Preferred Shares         Common Shares    Additional               Distributions     Total
                                   ----------------------   -------------------
                                                                                                           in Excess
                                               Redemption                   Par    Paid-in     Unearned      of Net   Shareholders'
                                      Shares       Value        Shares    Value    Capital   Compensation   Earnings     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              --          --    32,848,608   $  328   $355,828       $(1,812)   $ (11,706)    $ 342,638
------------------------------------------------------------------------------------------------------------------------------------

Issuance of restricted shares             --          --       384,688        4      3,629        (3,633)          --            --
Amortization of unearned

   compensation                           --          --           --        --         --           544           --           544
Preferred share offering, net      4,630,000    $115,750           --        --     (4,198)           --           --       111,552
Dividend reinvestment and share
   purchase plan, net                     --          --        2,917        --         37            --           --            37
Shelf registration statement costs        --          --           --        --        (59)           --           --           (59)
Conversion of common units                --          --    1,305,373        13     19,141            --           --        19,154
Allocation to minority interest           --          --           --        --     (8,667)           --           --        (8,667)
Net income                                --          --           --        --         --            --       33,164        33,164
Distributions declared ($1.12 per
   common share)                          --          --           --        --         --            --      (37,787)      (37,787)
Distributions declared ($1.50 per
   preferred share)                       --          --           --        --         --            --       (6,184)       (6,184)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       4,630,000     115,750   34,541,586       345    365,711        (4,901)     (22,513)      454,392
------------------------------------------------------------------------------------------------------------------------------------

Issuance of restricted shares             --          --     135,000          2      1,592        (1,594)          --            --
Amortization of unearned
   compensation                           --          --           --        --         --         1,351           --         1,351
Dividend reinvestment and share
   purchase plan, net                     --          --           --        --        (90)           --           --           (90)
Shelf registration statement costs        --          --           --        --        (61)           --           --           (61)
Allocation from minority interest         --          --           --        --         39            --           --            39
Net income                                --          --           --        --         --            --       36,648        36,648
Distributions declared ($1.12 per
   common share)                          --          --           --        --         --            --      (38,839)      (38,839)
Distributions declared ($2.16 per
   preferred share)                       --          --           --        --         --            --       (9,983)       (9,983)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       4,630,000     115,750   34,676,586       347    367,191        (5,144)     (34,687)      443,457
------------------------------------------------------------------------------------------------------------------------------------

Issuance of restricted shares             --          --       82,200         1        857          (858)          --            --
Amortization of unearned
   compensation                           --          --           --        --         --         1,181           --         1,181
Shelf registration statement costs        --          --           --        --        (23)           --           --           (23)
Net income                                --          --           --        --         --            --       44,774        44,774
Distributions declared ($1.12 per
   common share)                          --          --           --        --         --            --      (38,862)      (38,862)
Distributions declared ($2.16 per
   preferred share)                       --          --           --        --         --            --       (9,983)       (9,983)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       4,630,000    $115,750   34,758,786      $348   $368,025      $ (4,821)   $ (38,758)     $440,544
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
for the years ended December 31, 2000, 1999 and 1998
(in thousands)

                                                                             2000             1999             1998
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                              $ 44,774         $ 36,648        $  33,164
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                       40,353           39,216           32,519
         Minority interests                                                   6,218            5,900            6,522
         Loss (gain) on sale of hotels, net                                     214               --             (333)
         Extraordinary loss                                                     240               --            2,760
         Changes in operating assets and liabilities:
            Due from Lessees                                                    294           (1,785)          (6,282)
            Other assets                                                        249             (300)            (105)
            Accounts payable and accrued expenses                               217              130            2,253
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                           92,559           79,809           70,498
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investment in hotel properties                                           (26,606)         (68,810)        (177,966)
   Proceeds from sale of hotels                                               6,173               --           19,950
   Net deposits into restricted cash accounts                                (6,395)          (5,379)            (145)
   Payments for franchise fees                                                   --               --             (102)
   Deposits under purchase agreements                                            --               --           (1,000)
-------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                              (26,828)         (74,189)        (159,263)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from debt issuance                                               66,000          131,821          337,149
   Payments on debt                                                         (63,690)         (79,129)        (306,421)
   Dividend reinvestment plan and shelf registration costs paid                 (23)            (151)             (22)
   Distributions paid to unit holders                                        (6,416)          (6,436)          (7,573)
   Distributions paid to shareholders                                       (48,821)         (48,784)         (41,093)
   Redemption of units                                                         (985)            (178)          (3,568)
   Proceeds from issuance of preferred shares, net                               --               --          111,552
   Loan origination fees and costs paid                                      (1,790)          (1,001)          (2,845)
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                   (55,725)          (3,858)          87,179
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         10,006            1,762           (1,586)
Cash and cash equivalents at beginning of year                                4,404            2,642            4,228
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $ 14,410         $  4,404        $   2,642
=========================================================================================================================
Supplemental cash flow information:
   Interest paid                                                           $ 18,280         $ 16,696        $ 15,136
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Notes to Consolidated Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at December 31, 2000, owned interests in 67 hotels with an aggregate of 8,131 rooms/suites (the "Hotels") through its general partnership interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 45 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Sunrise Suites hotel. The Hotels are located in 23 states, with 11 hotels located in California, 5 each in Washington, Florida and Michigan, and 4 each in Illinois and Texas.

     The Company leases 59 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee"), seven of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee") and one hotel to a "taxable REIT subsidiary" (the "TRS Lessee" and, together with the IH Lessee and the Summerfield Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). An officer of the Company is the majority shareholder of the IH Lessee. A trustee of the Company is a director of the Summerfield Lessee.

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

     Routine repairs and maintenance at the Hotels are the responsibility of the Lessees; major renewals and betterments are the responsibility of the Company and are capitalized. Upon sale or disposition, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

     The Company periodically reviews the carrying value of each hotel property to determine if circumstances exist indicating an impairment in the carrying value of the investment or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable. If impairment is indicated, the carrying value of the hotel property is adjusted based on the estimated discounted future cash flows. The Company does not believe that there are any current facts or circumstances indicating impairment of any of its investments in hotel properties.

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

Nonrecurring charges

     Nonrecurring charges for the year ended December 31, 2000 include $200,000 in costs accrued for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act of 1999 and $200,000 for legal costs related to the litigation with the Company's former Chief Operating Officer (see Note 10).

Stock based compensation

     The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized for employee stock option grants because the exercise price of the options equals the market price of the underlying stock on the date of grant.

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

     Distributions on the Company's preferred shares are generally taxable as ordinary income. The following table sets forth certain per share information regarding the Company's common share distributions for the years ended December 31, 2000, 1999 and 1998:

                                                                    2000            1999             1998
                 --------------------------------------------------------------------------------------------
                   Total distribution                              $1.12           $1.12            $1.12
                   Ordinary income                                 $1.10           $1.12            $1.06
                   Return of capital                               $  --           $  --            $0.05
                   Capital gain                                    $0.02           $  --            $  --
                   Unrecaptured Section 1250 gain                  $  --           $  --            $0.01

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

Fair value of financial instruments

     The carrying amount of cash and cash equivalents, amounts due from the Lessees, accounts payable and accrued expenses, and distributions payable approximates fair value due to the short maturity of these instruments.

     The fair value of debt is not materially different from its carrying amount and is estimated based on current rates offered to the Company for similar debt.

2.   ACQUISITIONS AND SALES OF HOTEL PROPERTIES

     The Company acquired the following hotel properties during the years ended December 31, 1999 and 1998 (no hotel properties were acquired in 2000):

                                                            Number of              Date                    Purchase
Hotel                                                     Suites/Rooms           Acquired                   Price
---------------------------------------------------------------------------------------------------------------------
Residence Inn-Bothell, WA                                     120                  1/9/98               $11,750,000
Residence Inn, 5 hotels                                       616                 1/14/98                83,000,000
Sierra Suites-Westborough, MA (a)                             113                 6/22/98                 7,900,000
Residence Inn-Gaithersburg, MD                                132                 7/10/98                    (b)
Residence Inn-Atlanta, GA                                     120                 10/9/98                    (b)
Residence Inn-San Jose (South), CA                            150                 11/6/98                    (b)
Residence Inn-Richmond NW, VA                                 104                  1/8/99                    (b)
Residence Inn-Chicago (Rosemont), IL                          192                  1/8/99                    (b)
Residence Inn-Detroit (Livonia), MI                           112                 3/12/99                    (b)
TownePlace Suites-Horsham, PA                                  95                 5/20/99                 8,000,000

(a)  Hotel sold on October 23, 1998
(b)  Aggregate purchase price of $89,100,000

     These acquisitions have been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying financial statements since the date of acquisition.

     On October 23, 1998 the Company sold its three Sierra Suites hotels for $19,950,000 to an affiliate of Rolf E. Ruhfus (the "Sierra Suites Buyer"), a trustee of the Company and a director of the Summerfield Lessee. The Company acquired two of the Sierra Suites hotels from affiliates of Mr. Ruhfus in July 1997, in connection with its acquisition of seven Summerfield Suites hotels, and developed the third Sierra Suites hotel in 1998. In connection with the July 1997 acquisition, (a) the Company obtained the right to terminate the Percentage Leases for its Sierra Suites hotels in certain circumstances and (b) affiliates of Mr. Ruhfus obtained the right to acquire from the Company any Sierra Suites hotels with respect to which the Company exercised its right to terminate the Percentage Leases, for purchase prices equal to the Company's investment in those hotels. When the Sierra Suites brand was acquired by affiliates of Wyndham in June 1998, the Company terminated the leases for its three Sierra Suites hotels. The Sierra Suites Buyer then exercised its right to acquire those hotels. When the Company acquired two of the Sierra Suites hotels in July 1997, a portion of the purchase price was paid with 233,612 Common Units (as defined in Note 4). In connection with the sale of three Sierra Suites hotels in October 1998, the Company redeemed 233,612 Common Units with a deemed value of $3,504,000, which was applied to the purchase price.

     On November 3, 2000 the Company sold its Comfort Inn hotel in Allentown, Pennsylvania for net proceeds of $6,173,000 to an unaffiliated buyer. The Company recognized a loss of approximately $214,000 on the sale. The net proceeds from the sale were used to reduce the borrowings outstanding on the Line of Credit.

3.   DEBT

     Debt is comprised of the following at December 31, 2000 and 1999:

                                    Interest Rate            Monthly Payment                      Principal Balance
                                 --------------------    ------------------------                 -----------------
                                    2000        1999       Amount       Beginning    Maturity      2000       1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                                  (000's)     (000's)
Variable rate debt
Line of Credit                        --         7.69%           (1)           (1)    05/2003          --    $ 45,000
Industrial development bonds        5.00%        4.50            (1)           (1)    12/2014    $ 10,000      10,000
Fixed rate debt
First mortgage note                 5.00         5.00     $  23,526        N/A        08/2001       3,092       3,217
Second mortgage note                7.00         7.00       141,331        N/A        06/2010      17,175      17,650
First Term Loan                     8.17         8.17       256,250        N/A        10/2007      27,880      28,606
Second Term Loan                    8.15         8.15       355,236     04/1999(2)    03/2009      40,537      41,402
Third Term Loan                     7.02         7.02       292,467     04/2000(2)    04/2010      39,501      40,000
Fourth Term Loan                    7.16         7.16       436,918     10/2002(2)    10/2009      58,000      58,000
Fifth Term Loan                     7.75           --       377,664     02/2005(2)    01/2011      50,000          --
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 $246,185    $243,875
=========================================================================================================================

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

     On May 10, 2000, the Company obtained a new $130 million line of credit (the "Line of Credit"). The Line of Credit is uncollateralized and has a maximum borrowing amount of $130,000,000. The interest rate on the Line of Credit is LIBOR plus 122.5 to 162.5 basis points. The Company has bank funding commitments remaining under its Line of Credit of approximately $130,000,000 at December 31, 2000. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. The Company utilized the Line of Credit to repay borrowings outstanding on the Company's previous line of credit. Upon closing of the Line of Credit, the previous line of credit was extinguished and the loan origination fees and costs associated with the previous line of credit were expensed immediately and recognized as an extraordinary loss of approximately $240,000 in May 2000.

     At December 31, 2000, 40 of the Company's hotel properties (with a net book value of approximately $470,313,000 at December 31, 2000) collateralized the fixed rate debt described previously and 27 of the Company's hotel properties were unencumbered. For the years ended

December 31, 2000, 1999 and 1998, the Company capitalized interest of approximately $581,000, $264,000 and $552,000, respectively. Under the Company's loan agreements, the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at December 31, 2000 and 1999.

     Aggregate annual principal payments for the Company's debt at December 31, 2000 are as follows (in thousands):

                    2001                               $  6,068
                    2002                                  3,467
                    2003                                  4,563
                    2004                                  4,890
                    2005                                  5,891
                    Thereafter                          221,306
                  -------------------------------------------------
                                                       $246,185
                  =================================================

     The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness was approximately 29.4% of its investment in hotels, at cost, at December 31, 2000.

4.   CAPITAL SHARES AND PARTNERSHIP EQUITY

     The Board of Trustees is authorized to provide for the issuance of 100 million common shares and 20 million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

     In May 1998, the Company issued 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares"). The Series A Preferred Shares are convertible into 1.4811 common shares at any time and, therefore, the Company has reserved 6,857,493 common shares for issuance upon conversion. The Series A Preferred Shares may be redeemed by the Company after May 18, 2003 at the liquidation preference and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible.

     Pursuant to the Partnership's partnership agreement, limited partners who hold common units of limited partnership interest in the Partnership ("Common Units") have redemption rights ("Redemption Rights") which enable them to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. Substantially all of the Redemption Rights are currently effective. The aggregate number of Common Units outstanding was 1,457,101 and 1,563,022 at December 31, 2000 and 1999, respectively.

     Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Class B Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem each of their Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. The Class B Preferred Units have a preference value of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed. The aggregate number of Class B Preferred Units outstanding was 4,063,329 at December 31, 2000 and 1999.

     The Company pays regular quarterly distributions on its common shares and Common Units. The Board of Trustees declared a dividend of $0.30 per share or unit ($1.20 on an annualized basis) for the quarter ended March 31, 2001. Quarterly preferred distributions are payable on each Class B Preferred Unit, and are based on the dividends payable on the common shares (the minimum Preferred Unit annual distribution is $1.10 and the maximum is $1.155). The current quarterly preferred distribution rate is $0.28875 for each Class B Preferred Unit ($1.155 on an annualized basis).

     On January 30, 2001, the Company redeemed 119,474 Common Units and 178,860 Preferred Units for an aggregate cash payment of $3,528,000.

5.   PERCENTAGE LEASE REVENUE

     For the years ended December 31, 2000, 1999 and 1998, Percentage Lease revenue consisted of Base Rents of $62,227,000, $60,145,000 and $57,851,000,
respectively, and Percentage Rents in excess of Base Rents of $61,914,000, $52,694,000 and $45,171,000, respectively.

     The Lessees have future minimum Base Rent commitments to the Company under the Percentage Lease agreements. Minimum future Base Rent revenue under the Percentage Lease agreements, assuming no further increases in Base Rent pursuant to increases in the Consumer Price Index, are as follows through the year 2012 (in thousands):

                    Year                               Amount
                    ----                               ------
                    2001                              $ 64,434
                    2002                                64,434
                    2003                                64,434
                    2004                                61,008
                    2005                                54,427
                    Thereafter                         243,057
                   ---------------------------------------------
                                                      $551,794
                   =============================================

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

6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 (in thousands, except share and per share data):

                                                                      2000              1999              1998
----------------------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                                $        44,774   $        36,648  $         33,164
     Preferred share dividends                                          (9,983)           (9,983)           (6,184)
----------------------------------------------------------------------------------------------------------------------
     Net income applicable to common shareholders                       34,791            26,665            26,980
     Extraordinary loss                                                    240                --             2,760
----------------------------------------------------------------------------------------------------------------------
     Net income applicable to common shareholders before
         extraordinary loss                                    $        35,031   $        26,665  $         29,740
======================================================================================================================
Denominator:
     Denominator for basic earnings per share --
         weighted-average shares                                    34,193,546        34,068,943        33,482,451
     Effect of dilutive securities:
         Stock options                                                   6,202            12,539           167,311
         Restricted shares                                              52,137            67,626            23,679
----------------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share -- adjusted
         weighted average shares and assumed conversions            34,251,885        34,149,108        33,673,441
======================================================================================================================

Earnings per share data:
     Basic-before extraordinary loss                           $          1.02   $          0.78  $           0.89
     Extraordinary loss                                                   0.00                --              0.08
----------------------------------------------------------------------------------------------------------------------
     Basic                                                     $          1.02   $          0.78  $           0.81
======================================================================================================================
     Diluted-before extraordinary loss                         $          1.02   $          0.78  $           0.88
     Extraordinary loss                                                   0.00                --              0.08
----------------------------------------------------------------------------------------------------------------------
     Diluted                                                   $          1.02   $          0.78  $           0.80
======================================================================================================================

     The Series A Preferred Shares and most of the options granted (as discussed in Note 7) are anti-dilutive and not included in the calculation of diluted earnings per share.

7.   SHARE OPTION AND RESTRICTED COMMON SHARE PLANS

     The Company's share incentive plan for employees and officers (the "1994 Plan") reserves 3,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 1,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares have voting and dividend rights from the date granted.

     The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning outstanding common share options granted under the 1994 Plan.

                                           Common           Weighted Average
                    Granted                Shares               Option Price
     -----------------------------------------------------------------------
                      1994                250,000                     $10.00
                      1995                 20,000                       8.88
                      1996                156,000                       9.75
                      1997                912,500                      13.25
                      1998                  8,500                      13.03
                      1999                304,250                      10.25
                      2000                     --                         --
     -----------------------------------------------------------------------
                                        1,651,250                     $11.82
     -----------------------------------------------------------------------

         Of the 1,651,250 common share options granted, 172,938 are incentive share options and 1,478,312 are non-qualified options. As of December 31, 2000, 1,291,250 common share options with a weighted average exercise price of $12.08 were vested. No common share options have been exercised, 380,000 were cancelled and 6,250 were forfeited as of December 31, 2000. The incentive share options and non-qualified options vest over varying periods, not exceeding ten and five years, respectively.

         Under the 1994 Plan, the Company has granted restricted shares to employees as follows:

          Grant Date                 Restricted Shares             Vesting Period              Vesting Beginning
-------------------------------------------------------------------------------------------------------------------
         May 7, 1997                       118,750                   Seven years               February 7, 1997
       January 1, 1998                      29,688                    Six years                 January 1, 1998
       October 9, 1998                     355,000                   Five years                 January 1, 1999
       January 1, 1999                     135,000                   Five years                 January 1, 1999
      November 13, 2000                     82,200                   Three years                January 1, 2001

         Of the 720,638 restricted shares granted under the 1994 Plan, 158,783 restricted shares were vested at December 31, 2000.

         The Company's trustees share incentive plan provides for the granting of incentive share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant.

         The Company has granted an aggregate of 50,000 non-qualified options to trustees. The table below delineates information concerning outstanding common share options granted under the trustees plan.

                                              Common          Weighted Average
                     Granted                  Shares              Option Price
         ---------------------------------------------------------------------
                      1994                    15,000                    $10.00
                      1996                     3,000                     11.75
                      1997                     8,000                     14.27
                      1998                     6,000                     14.19
                      1999                     6,000                      9.99
                      2000                    12,000                      9.03
         ---------------------------------------------------------------------
                                              50,000                    $11.06
         ---------------------------------------------------------------------

         The common share options vest over varying periods not exceeding five years. As of December 31, 2000, 50,000 common share options with a weighted average exercise price of $11.06 were vested and no common share options have been exercised, forfeited or terminated.

         The Company has also granted 56,214 restricted shares to its non-employee trustees, which vest over varying periods not to exceed five years. At December 31, 2000, 54,046 restricted shares were vested.

         The following unaudited pro forma net income and net income per share of the Company are presented as if compensation cost for the Company's share option grants were recorded at fair value in the statements of income. The pro forma net income and net income per share are not necessarily indicative of the operating results of the Company, nor do they purport to represent the results of operations of future periods.

         The fair value of each share option granted in 2000, 1999 and 1998 was $1.18, $1.08 and $1.92 and is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions: (1) dividend of 7.0% to 11% on the common shares, (2) expected volatility of approximately 18% to 30% in the Company's common share price, (3) a risk-free interest rate of 5.3% to 6.6% and (4) an expected option life of three to six years. Compensation cost for options granted to employees and trustees, on a pro forma basis, was $250,000, $562,000 and $526,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

                                                        For the Years Ended December 31,
                               -------------------------------------------------------------------------------------
                                         2000                        1999                         1998
--------------------------------------------------------------------------------------------------------------------
                                 As             Pro          As             Pro            As            Pro
                               Reported        Forma       Reported        Forma          Reported      Forma
--------------------------------------------------------------------------------------------------------------------
Net income
    applicable to              $   34,791  $   34,548   $    26,665  $     26,119  $      26,980  $      26,477
    common
    shareholders
Diluted earnings per
    share                      $     1.02  $     1.01   $      0.78  $       0.76  $        0.80  $        0.79

8.       COMMITMENTS

         The Hotels are operated under franchise or management agreements with the Lessees as Residence Inn by Marriott, Summerfield Suites, Sunrise Suites, Hampton Inn, Courtyard by Marriott, TownePlace Suites by Marriott or Holiday Inn Express hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements. The Company has advanced to the IH Lessee the working capital deposit required under the IH Lessee's management agreements with wholly-owned subsidiaries of Marriott International, Inc. ("Marriott"). The franchise and management agreements require the Lessees to pay fees based on percentages of hotel revenue.

         The Company has guaranteed certain of the IH Lessee's obligations under the franchise licenses and is secondarily liable for certain of the IH Lessee's obligations under the Marriott

Management Agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

         Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance for the Hotels. Additionally, the Company must make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels (subject to certain exceptions as described below). Each of the term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, varying amounts up to a maximum total of 5.0% of gross revenues from such Hotels.

         The IH Lessee's Marriott management agreements require the Company to set-aside between 2% and 5% of room revenue for certain capital expenditures at the Marriott managed hotels (the "FF&E Escrow"). The Marriott management agreements also require the Company to fund certain capital expenditures in addition to the FF&E Escrow. The IH Lessee's Marriott management and franchise agreements require the Company to maintain its Marriott hotels in accordance with its brand standards which may require the Company to spend amounts in excess of the previously described requirements.

         The Company has two fifty-year term ground leases expiring July 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties. Minimum annual rent payable under these leases is approximately $485,000 in the aggregate, subject to increase based on increases in the consumer price index.

         With respect to 14 of the Hotels, if the Company were to sell those hotels in a taxable transaction, the Company could become liable for certain unitholders' tax liabilities resulting from such sale.

9.       RELATED PARTY TRANSACTIONS

         The Company has paid $100,000 to the IH Lessee for shared personnel and services in each of the years ended December 31, 2000, 1999 and 1998. This amount has been recorded in general and administrative expense in the statements of income. The Company also reimburses the IH Lessee for its proportionate share of rent under a lease for its corporate office space.

         The Company places substantially all of its insurance with a full service commercial insurance broker that has a specialty in brokering insurance for hotels. The broker is a private company of which Jack P. DeBoer, a trustee of the Company, owns 47% of the stock. For the years ended December 31, 2000, 1999 and 1998, the gross amount of premiums paid by the Company for insurance placed by this broker was approximately $927,000, $710,000, and $930,000, respectively.

         On March 11, 1996, an entity controlled by the Chief Executive Officer and President of the Company (the "Seller") purchased a vacant parcel of land in Tysons Corner, Virginia for $915,000. The Seller then began the process of obtaining the governmental approvals necessary to build a hotel on the land and incurred costs of approximately $70,000 in such efforts. In

September 1997, the Seller contracted to sell the land to Summerfield Hotel Corporation ("SHC") for $2,400,000. SHC then continued the process of obtaining the governmental approvals and incurred costs of approximately $200,000. In October 1998, SHC failed to close on the purchase of the land and forfeited its deposit under the purchase agreement. The Seller received several offers from unrelated buyers to purchase the land for amounts approximating the SHC price between October 1998 and May 1999 and on May 26, 1999, the Company entered into a contract to purchase the land for $2,400,000 from the Seller. The Company developed a 121-room Residence Inn by Marriott hotel on the land at a cost of approximately $11,600,000 (for a total development cost of approximately $14,000,000) and opened the hotel on January 8, 2001. The land and development costs were funded through the Line of Credit and available cash.

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

                       Report of Independent Accountants

To the Board of Directors and Shareholders of Innkeepers Hospitality

         In our opinion, the accompanying combined balance sheets and the related combined statements of income, of shareholders' equity and cash flows present fairly, in all material respects, the financial position of Innkeepers Hospitality (as described in Note 1) as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended, in conformity with accounting principles which, as described in Note 1, are generally accepted in the United States of America. These financial statements are the responsibility of Innkeepers Hospitality's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
February 23, 2001

Innkeepers Hospitality
Combined Balance Sheets
December 31, 2000 and 1999
(in thousands, except share data)

                                                                                2000                       1999
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $16,134                    $17,849
     Marketable securities                                                     3,330                      2,690
     Accounts receivable, net                                                  7,951                      4,848
     Prepaid expenses                                                             69                        538
---------------------------------------------------------------------------------------------------------------
         Total current assets                                                 27,484                     25,925

Other assets                                                                      64                        104
---------------------------------------------------------------------------------------------------------------
     Total assets                                                            $27,548                    $26,029
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $ 4,408                    $ 3,734
     Accrued expenses                                                          4,372                      3,879
     Payable to Manager                                                        4,267                      5,159
     Due to Partnership                                                       13,020                     11,735
---------------------------------------------------------------------------------------------------------------
         Total current liabilities                                            26,067                     24,507

Other long-term liabilities                                                      937                        937
---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                    27,004                     25,444
---------------------------------------------------------------------------------------------------------------

Commitments (Note 3)

Shareholders' equity:
   Common shares, $1 par value, 8,000 shares authorized, issued
    and outstanding at December 31, 2000 and 1999, respectively                    8                          8
   Additional paid-in capital                                                    471                        290
   Unrealized loss on marketable securities                                     (113)                      (753)
   Retained earnings                                                             178                      1,040
---------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                  544                        585
---------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                              $27,548                    $26,029
===============================================================================================================

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
For the years ended December 31, 2000, 1999 and 1998
(in thousands)

                                                              2000                   1999                   1998
----------------------------------------------------------------------------------------------------------------
Gross operating revenue:
   Rooms                                                  $222,806               $204,539               $179,366
   Food and beverage                                           294                    151                    290
   Telephone                                                 6,223                  6,347                  5,468
   Other                                                     4,304                  4,043                  3,455
----------------------------------------------------------------------------------------------------------------
     Gross operating revenue                               233,627                215,080                188,579

Departmental expenses:
   Rooms                                                    42,614                 40,538                 35,603
   Food and beverage                                           295                    183                    322
   Telephone                                                 1,933                  2,034                  1,847
   Other                                                     2,064                  1,901                  1,523
----------------------------------------------------------------------------------------------------------------
     Total departmental profit                             186,721                170,424                149,284
----------------------------------------------------------------------------------------------------------------

Unallocated operating expenses:
   General and administrative                               17,882                 16,810                 15,059
   Franchise and marketing fees                             13,970                 12,880                 11,659
   Advertising and promotions                               11,374                 10,279                  8,806
   Utilities                                                 8,331                  8,138                  7,240
   Repairs and maintenance                                   9,773                  8,975                  8,381
   Management fees                                           5,421                  4,769                  2,975
----------------------------------------------------------------------------------------------------------------
     Total unallocated operating expenses                   66,751                 61,851                 54,120
----------------------------------------------------------------------------------------------------------------

     Gross profit                                          119,970                108,573                 95,164

Insurance                                                   (1,033)                  (970)                  (955)
Lessee overhead                                             (3,810)                (3,468)                (2,364)
Percentage lease expense                                  (110,122)               (99,193)               (87,735)
----------------------------------------------------------------------------------------------------------------

Net income                                                   5,005                  4,942                  4,110

Other comprehensive income - unrealized gains
(losses) on marketable securities                              640                   (779)                  (536)
----------------------------------------------------------------------------------------------------------------

Comprehensive income                                      $  5,645               $  4,163               $  3,574
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
(in thousands, except share data)

                                                     Common Shares                    Unrealized
                                                     -------------
                                                                                      Gain (Loss)
                                                                         Additional       On                           Total
                                                                          Paid-in     Marketable     Retained       Shareholders'
                                                   Shares  Par Value      Capital     Securities     Earnings           Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        3,000  $       3           --      $     562        $ 1,200      $    1,765
------------------------------------------------------------------------------------------------------------------------------------
   Issuance of common shares                        4,000          4           --             --             --               4

   Net income                                          --         --           --             --          4,110           4,110

   Change in unrealized gain (loss) on
     marketable securities                             --         --           --           (536)            --            (536)

   Distributions paid                                  --         --           --             --         (5,104)         (5,104)
------------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 1998                     7,000          7           --             26            206             239
------------------------------------------------------------------------------------------------------------------------------------
   Issuance of common shares                        1,000          1           --             --             --               1

   Paid-in capital                                     --         --      $   290             --             --             290

   Net income                                          --         --           --             --          4,942           4,942
   Change in unrealized gain (loss) on
     marketable securities                             --         --           --           (779)            --            (779)

   Distributions paid                                  --         --           --             --         (4,108)         (4,108)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        8,000          8          290           (753)         1,040             585
------------------------------------------------------------------------------------------------------------------------------------
   Paid-in capital                                     --         --          181             --             --             181

   Net income                                          --         --           --             --          5,005           5,005

   Change in unrealized gain (loss) on
     marketable securities                             --         --           --            640             --             640

   Distributions declared                              --         --           --             --         (5,867)         (5,867)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        8,000  $       8    $     471      $    (113)       $   178      $      544
====================================================================================================================================

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
For the years ended December 31, 2000, 1999 and 1998
(in thousands)

                                                                2000                1999                1998
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                $ 5,005             $ 4,942             $ 4,110
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                 24                  33                  44
     Changes in operating assets and liabilities:
       Accounts receivable                                    (3,103)               (464)             (1,294)
       Inventory                                                  --                  --                  23
       Prepaid expenses                                          469                 (95)                (92)
       Other assets                                               22                  36                  --
       Accounts payable                                          674                (405)              1,078
       Accrued expenses                                           28                 413               1,411
       Payable to Manager                                       (892)              2,717                 417
       Other liabilities                                          --                 192                 160
       Due to Partnership                                      1,285               1,853               6,091
------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                   3,512               9,222              11,948
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment                                          (6)                (15)                (22)
   Purchase of marketable securities, net                         --              (1,103)             (1,127)
------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                        (6)             (1,118)             (1,149)
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Paid-in capital                                               181                 290                  --
   Distributions paid                                         (5,402)             (4,108)             (5,104)
   Issuance of common shares                                      --                   1                   4
------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                    (5,221)             (3,817)             (5,100)
------------------------------------------------------------------------------------------------------------

   Net increase (decrease) in cash
       and cash equivalents                                   (1,715)              4,287               5,699

   Cash and cash equivalents at beginning of year             17,849              13,562               7,863
------------------------------------------------------------------------------------------------------------

   Cash and cash equivalents at end of year                  $16,134             $17,849             $13,562
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Innkeepers Hospitality, Inc. and other entities with identical ownership (collectively "IH" or the "IH Lessee"), are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The majority shareholder of the IH Lessee is Jeffrey H. Fisher, Chairman, Chief Executive Officer and President of Innkeepers. The IH Lessee commenced the leasing and operation of seven hotels (the "Initial Hotels") on September 30, 1994 and at December 31, 2000 leased 59 hotels (the "IH Leased Hotels") from the Company.

         The IH Lessee operates 42 of the Hotels and wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 17 of the Hotels.

Cash and Cash Equivalents

         All highly liquid debt investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits.

         The carrying amount of cash and cash equivalents approximates fair value.

Marketable Securities

         Marketable securities, which primarily consist of 267,450 common shares of the Company at December 31, 2000 and 1999 are classified as available for sale and are carried at market value. Marketable securities also include 20,500 preferred shares of the Company at December 31, 2000 and 1999, which are convertible at any time into 30,363 common shares. The appreciation or depreciation in value of the marketable securities, since purchase, is recorded in shareholders' equity until realized.

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

Advertising Costs

     Advertising costs are expensed as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors which were $6,241,000, $5,745,000, and $4,942,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

2.   SHARE APPRECIATION RIGHTS

     The IH Lessee has granted to certain employees and officers share appreciation rights ("SARs") entitling the holder to a cash payment equal to the difference between the Company's common share price on the date of exercise and the exercise price of the SAR. The SARs vest over periods of up to five years and have a maximum term of ten years. The IH Lessee has granted a total of 681,000 SARs with exercise prices ranging from $10.00 to $13.25. No SARs have been exercised and 205,500 SARs have been forfeited as of December 31, 2000. For the years ended December 31, 1999, and 1998, the IH Lessee has recognized $126,000, and $303,000, respectively, in income related to the SARs and for the year ended December 31, 2000 recognized compensation cost of approximately $27,000 related to the SAR's, which is included in Lessee Overhead in the accompanying combined statements of income.

3.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

     The IH Lessee has future lease commitments for office space through 2004. Minimum future rental payments under this noncancelable operating lease is approximately $425,000 per year. The Company reimburses the IH Lessee for its proportionate share of rent under this lease. Rent expense, excluding Percentage Lease expense, was $152,000, $146,000 and $178,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The IH Lessee has future minimum Base Rent commitments under the Percentage Lease agreements to the Company through 2012. Minimum future Base Rent payments under the Percentage Lease agreements, assuming no further increases in Base Rent pursuant to increases in the Consumer Price Index, are as follows (in thousands):

           Year                            Amount

           2001                            $  55,399
           2002                               55,399
           2003                               55,399
           2004                               51,973
           2005                               45,392
           Thereafter                        184,705
           -----------------------------------------
                                           $ 448,267
           -----------------------------------------

     The IH Lessee paid Base Rent of $53,489,000, $51,637,000 and $43,318,000, and Percentage Rent, in excess of Base Rent, of $56,633,000, $47,556,000 and $44,417,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Marriott operates 17 of the IH Leased Hotels under management agreements with the IH Lessee (the "Marriott Management Agreements"). The Marriott Management Agreements, generally, have an initial term of 13 years and provide for base fees and incentive fees which are based on the performance of the Marriott managed hotels. The payment of incentive fees is subordinate to the IH Lessee's obligations under the Percentage Leases at the Marriott managed hotels. The Marriott Management Agreements also contain substantial penalties for early termination without cause. Amounts due to Marriott under the Marriott Management Agreements are included in "Payable to Manager" in the accompanying combined balance sheets. The right to operate the 17 hotels as Residence Inn by Marriott hotels or TownePlace Suites by Marriott hotel is contained in the Marriott Management Agreements. In lieu of a franchise fee, the Marriott Management Agreements provide for a system fee of 5% of gross revenues at the Marriott managed hotels. The system fee is included in "Franchise Fees" in the accompanying combined statements of income.

     On December 29, 2000, the IH Lessee and Marriott agreed to convert the Marriott Management Agreements on ten Residence Inn by Marriott hotels to franchise agreements.

     The Company has reimbursed the IH Lessee $100,000 for shared personnel and services for each of the years ended December 31, 2000, 1999 and 1998, respectively. The Company has advanced to the IH Lessee the working capital deposit required under certain of the Marriott Management Agreements. These advances are included in other long-term liabilities in the accompanying combined balance sheets. Percentage Lease expense due to the Company, which remains unpaid at December 31, 2000 and 1999, is included in Due to Partnership in the accompanying combined balance sheets. The Company has also guaranteed certain of the IH Lessee's obligations under its franchise licenses (and is secondarily liable for certain of the IH Lessee's obligations under the Marriott Management Agreements), generally in exchange for certain rights to substitute a replacement lessee as the franchisee (or as the party to the Marriott Management Agreement) if the Company terminates the related Percentage Lease.

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

     On October 1, 1997, the IH Lessee established a self-insured health plan (effective December 1, 2000, only the medical portion of the health plan is self-insured) for its employees. The IH Lessee has made a provision for reported and unreported claims incurred as of December 31, 2000 and 1999. The IH Lessee also maintains individual and aggregate stop loss insurance policies.

5.   UNCERTAINTIES

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

                        Report of Independent Accountants

To the Board of Trustees and Shareholders of Innkeepers USA Trust

     Our audits of the consolidated financial statements referred to in our report dated February 23, 2001 appearing on page 28 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
February 23, 2001

                              INNKEEPERS USA TRUST
              SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              at December 31, 2000

----------------------------------------------------------------------------------------------------------------------------
                                                                       Cost Capitalized
                                                                         Subsequent to             Gross Amounts of Which
                                             Initial Cost                 Acquisition            Carried at Close of Period
----------------------------------------------------------------------------------------------------------------------------
                                                     Buildings                    Buildings                       Buildings
                                                        and                          and                             and
    Description       Encumbrances       Land       Improvement        Land      Improvement         Land        Improvement
    -----------       ------------       ----       -----------        ----      -----------         ----        -----------
----------------------------------------------------------------------------------------------------------------------------
Residence Inn:
Addison, TX                5          $1,000,000    $11,914,340      $  3,751    $   38,437      $1,003,751      $11,952,777
Altamonte Springs, FL      5           1,329,300      7,089,660       100,689     1,634,238       1,429,989        8,723,898
Arlington, TX              5             860,000      8,432,997           763        13,316         860,763        8,446,313
Atlanta (Downtown),
   GA                      5           1,550,000     14,926,908         2,500     2,605,263       1,552,500       17,532,171
Atlanta (Peachtree
Corners), GA                             947,880      9,116,452         3,850         1,198         951,730        9,117,650
Bellevue, WA               4           3,115,050     16,935,703       169,153       926,023       3,284,203       17,861,726
Binghamton, NY             2             720,000      5,293,909        51,156       436,007         771,156        5,729,916
Bothell, WA                            1,913,750      9,410,434       150,829        71,000       2,064,579        9,481,434
Cherry Hill, NJ            2           1,000,000      8,136,208         6,664       507,386       1,006,664        8,643,594
Columbus East, OH                        724,800      3,881,412        21,850       442,186         746,650        4,323,598
Denver (Downtown),
   CO                      2           1,210,000      8,005,615       264,080     1,066,249       1,474,080        9,071,864
Denver (South), CO         1           1,105,000      7,726,889       138,229     1,936,590       1,243,229        9,663,479
East Lansing, MI                         385,000      3,878,273        53,475       452,884         438,475        4,331,157
Eden Prairie, MN                       1,240,000      9,248,876        34,431       549,905       1,274,431        9,798,781
Fort Wayne, IN                           751,650      4,018,611         1,972        49,557         753,622        4,068,168
Fremont, CA                1           1,000,000      4,684,094         6,078       867,996       1,006,078        5,552,090
Gaithersburg, MD                       1,999,668     12,690,734             0         4,948       1,999,668       12,695,682
Grand Rapids, MI                         770,000      6,455,475        60,158       804,405         830,158        7,259,880
Harrisburg, PA                           770,000      5,746,456         7,869       509,107         777,869        6,255,563
Indianapolis, IN                         789,150      4,213,939        23,745       226,176         812,895        4,440,115
Lexington, KY                          1,069,350      5,712,976       111,200       289,023       1,180,550        6,001,999
Livonia, MI                            1,249,808      7,809,932             0         4,097       1,249,808        7,814,029
Louisville, KY                         1,509,600      8,046,637        54,470       426,726       1,564,070        8,473,363
Lynnwood, WA               4           2,295,000     12,520,749        76,121       298,371       2,371,121       12,819,120
Mountain View
  (Palo Alto), CA          1           3,700,000     12,297,251        15,871       627,498       3,715,871       12,924,749
Ontario, CA                            1,876,650      9,999,265        33,242     2,614,836       1,909,892       12,614,101
Portland, ME                             520,000      4,996,765         5,939        25,753         525,939        5,022,518
Portland South, OR         4           1,929,750     10,277,316       162,882     1,077,493       2,092,632       11,354,809
Richmond, VA               1             600,000      5,159,238        38,998       419,707         638,998        5,578,945
Richmond NW, VA                          499,096      8,814,842             0         3,799         499,096        8,818,641
Rosemont, IL                           1,996,608     17,346,704             0         4,222       1,996,608       17,350,926


                                                                                                          Life Upon Which
                                                                                                            Depreciation
                                         Accumulated          Net            Date of         Date of        In Statement
    Description            Total         Depreciation     Book Value       Construction     Acquisition      Is Computed
    -----------            -----         ------------     ----------       ------------     -----------      -----------
Residence Inn:
Addison, TX              $12,956,528      $1,126,040       $11,830,488       4/19/96          2/1/97             40
Altamonte Springs, FL     10,153,887         724,007         9,429,880       5/20/85        12/30/97             40
Arlington, TX              9,307,076         791,369         8,515,707       7/23/95          2/1/97             40
Atlanta (Downtown)
   GA                     19,084,671       1,600,642        17,484,029       6/24/96         11/1/96             40
Atlanta (Peachtree
Corners), GA              10,069,380         524,093         9,545,287       7/14/98         10/9/98             40
Bellevue, WA              21,145,929       1,323,380        19,822,549        5/1/84         1/14/98             40
Binghamton, NY             6,501,072         995,843         5,505,229       11/1/87         9/30/94             40
Bothell, WA               11,546,013         752,300        10,793,713        5/1/91          1/9/98             40
Cherry Hill, NJ            9,650,258       1,041,067         8,609,191       8/25/89          5/7/96             40
Columbus East, OH          5,070,248         348,928         4,721,320        6/2/86        12/30/97             40
Denver (Downtown),
   CO                     10,545,944       1,051,055         9,494,889        6/1/82         11/1/96             40
Denver (South), CO        10,906,708       1,487,780         9,418,928        5/1/81         10/6/95             40
East Lansing, MI           4,769,632         463,518         4,306,114      10/19/84         11/1/96             40
Eden Prairie, MN          11,073,212         979,016        10,094,196        3/1/85          1/4/97             40
Fort Wayne, IN             4,821,790         319,803         4,501,987      12/14/85        12/30/97             40
Fremont, CA                6,558,168         846,968         5,711,200        5/1/85         10/6/95             40
Gaithersburg, MD          14,695,350         812,654        13,882,696       3/31/98         7/10/98             40
Grand Rapids, MI           8,090,038         837,043         7,252,995        1/1/84         11/1/96             40
Harrisburg, PA             7,033,432         752,621         6,280,811       9/22/88          5/7/96             40
Indianapolis, IN           5,253,010         348,977         4,904,033        8/1/84        12/30/97             40
Lexington, KY              7,182,549         478,405         6,704,144       11/1/85        12/30/97             40
Livonia, MI                9,063,837         358,333         8,705,504       9/22/98         3/12/99             40
Louisville, KY            10,037,433         640,222         9,397,211        3/1/84        12/30/97             40
Lynnwood, WA              15,190,241         975,190        14,215,051        5/1/87         1/14/98             40
Mountain View
  (Palo Alto), CA         16,640,620       1,817,813        14,822,807       10/1/85         10/6/95             40
Ontario, CA               14,523,993         975,960        13,548,033        2/1/86        12/30/97             40
Portland, ME               5,548,457         522,114         5,026,343        3/8/96         11/1/96             40
Portland South, OR        13,447,441         813,837        12,633,604       12/1/84         1/14/98             40
Richmond, VA               6,217,943         759,249         5,458,694       11/1/85         10/6/95             40
Richmond NW, VA            9,317,737         438,040         8,879,697        8/4/98          1/8/99             40
Rosemont, IL              19,347,534         861,005        18,486,529        5/3/98          1/8/99             40

-------------------------------------------------------------------------------------------------------------------------------
                                                                         Cost Capitalized
                                                                           Subsequent to              Gross Amounts of Which
                                               Initial Cost                 Acquisition             Carried at Close of Period
                                               ------------              ----------------           --------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                       Buildings                    Buildings                        Buildings
                                                          and                          and                              and
    Description         Encumbrances        Land      Improvement        Land      Improvement        Land          Improvement
    -----------         ------------        ----      -----------        ----      -----------        ----          -----------
-------------------------------------------------------------------------------------------------------------------------------
San Jose, CA                 1           1,350,000      5,819,759        61,338       659,534       1,411,338         6,479,293
San Jose South, CA                       2,504,850     16,728,013             0        15,342       2,504,850        16,743,355
San Mateo, CA                5           4,600,000     15,191,926       104,275     1,025,509       4,704,275        16,217,435
Shelton, CT                  5           1,560,000      8,182,331        64,466       915,503       1,624,466         9,097,834
Silicon Valley I, CA         2           6,330,000     23,301,035       109,133     2,263,994       6,439,133        25,565,029
Silicon Valley II, CA        6           5,450,000     29,054,525       152,975     2,050,662       5,602,975        31,105,187
Troy (Central), MI           1           1,290,000      4,905,564       157,429     1,306,924       1,447,429         6,212,488
Troy (Southeast), MI         1             760,000      7,257,010       184,706       931,248         944,706         8,188,258
Tukwila, WA                  4           3,179,550     17,324,929        48,501       485,185       3,228,051        17,810,114
Vancouver, WA                4           2,080,650     11,322,642        44,032       157,909       2,124,682        11,480,551
Wichita East, KA             2             525,000      3,442,136        81,515       611,370         606,515         4,053,506
Windsor, CT                  1           1,150,000      4,742,178        83,157       386,633       1,233,157         5,128,811
Winston-Salem, NC                          874,500      4,664,852       144,155       346,742       1,018,655         5,011,594

Summerfield Suites:
Addison, TX                  3           1,470,000     11,923,133             0             0       1,470,000        11,923,133
Belmont, CA                  4           2,900,000     16,345,230             0           982       2,900,000        16,346,212
El Segundo                   3           1,970,000     11,389,220         4,636             0       1,974,636        11,389,220
Las Colinas, TX              4           2,263,000     15,047,530             0           600       2,263,000        15,048,130
Mount Laurel, NJ             3             400,000     11,207,733             0         1,310         400,000        11,209,043
West Hollywood, CA           4             969,000     12,705,674             0        53,798         969,000        12,759,472

Hampton Inn:
Albany/Latham, NY            3             850,000      7,978,825        39,030       366,343         889,030         8,345,168
Germantown, MD                             920,000      4,942,875        12,940     1,960,690         932,940         6,903,565
Islandia (Long
   Island), NY               2             920,000      4,873,258       112,154       531,343       1,032,154         5,404,601
Lombard, IL                  3             600,000      6,602,164        61,166       543,524         661,166         7,145,688
Naples, FL                   2             690,000      4,777,891        26,057       604,031         716,057         5,381,922
Norcross, GA                             1,200,000      7,711,883             0        56,682       1,200,000         7,768,565
Schaumburg, IL               3             572,000      4,211,887        39,913       470,001         611,913         4,681,888
Tallahassee, FL              2             500,000      4,253,650        27,494       403,934         527,494         4,657,584
West Palm Beach, FL          6                   0      3,954,039        56,572       578,620          56,572         4,532,659
Westchester, IL              3             572,000      4,641,966        36,573       429,852         608,573         5,071,818
Willow Grove
   (Philadelphia), PA                    1,110,000      8,376,545             0       331,337       1,110,000         8,707,882
Woburn, MA                                       0      2,731,793        32,981     3,127,750          32,981         5,859,543

Sunrise Suites:
Tinton Falls, NJ                           750,000      4,606,384             0        40,126         750,000         4,646,510

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Life Upon Which
                                                                                                                 Depreciation
                                           Accumulated            Net           Date of          Date of         In Statement
    Description                Total       Depreciation       Book Value      Construction      Acquisition       Is Computed
    -----------                -----       ------------       ----------      ------------      -----------       -----------
-----------------------------------------------------------------------------------------------------------------------------
San Jose, CA                 7,890,631         937,648         6,952,983         3/1/86          10/6/95              40
San Jose South, CA          19,248,205         929,211        18,318,994        8/11/98          11/6/98              40
San Mateo, CA               20,921,710       1,890,188        19,031,522         9/1/85          11/1/96              40
Shelton, CT                 10,722,300         788,740         9,933,560         8/1/88         10/31/97              40
Silicon Valley I, CA        32,004,162       2,905,059        29,099,103        10/3/83          11/1/96              40
Silicon Valley II, CA       36,708,162       3,337,754        33,370,408        5/15/85          11/1/96              40
Troy (Central), MI           7,659,917       1,027,261         6,632,656        10/1/85          10/6/95              40
Troy (Southeast), MI         9,132,964       1,177,323         7,955,641        10/1/85          10/6/95              40
Tukwila, WA                 21,038,165       1,353,536        19,684,629         8/1/85          1/14/98              40
Vancouver, WA               13,605,233         884,790        12,720,443         3/1/87          1/14/98              40
Wichita East, KA             4,660,021         510,077         4,149,944         3/1/81          11/1/96              40
Windsor, CT                  6,361,968         813,229         5,548,739         9/1/86          10/6/95              40
Winston-Salem, NC            6,030,249         458,444         5,571,805        2/15/86         12/30/97              40

Summerfield Suites:
Addison, TX                 13,393,133       1,042,327        12,350,806        2/19/96          6/20/97              40
Belmont, CA                 19,246,212       1,428,486        17,817,726       10/23/95          6/20/97              40
El Segundo                  13,363,856         997,280        12,366,576         3/6/95          6/20/97              40
Las Colinas, TX             17,311,130       1,356,603        15,954,527        2/21/96          6/20/97              40
Mount Laurel, NJ            11,609,043         980,083        10,628,960        8/18/96          6/20/97              40
West Hollywood, CA          13,728,472       1,111,804        12,616,668        6/17/93          6/20/97              40

Hampton Inn:
Albany/Latham, NY            9,234,198       1,478,771         7,755,427       12/28/90          9/30/94              40
Germantown, MD               7,836,505       2,444,705         5,391,800        1/11/96          5/22/95              40
Islandia (Long
Island), NY                  6,436,755       1,128,960         5,307,795        7/26/88          9/30/94              40
Lombard, IL                  7,806,854         744,401         7,062,453        9/16/87          6/26/97              40
Naples, FL                   6,097,979       1,049,678         5,048,301       11/19/90          9/30/94              40
Norcross, GA                 8,968,565         814,890         8,153,675         8/6/96          11/1/96              40
Schaumburg, IL               5,293,801         523,462         4,770,339        12/9/86          6/26/97              40
Tallahassee, FL              5,185,078         656,825         4,528,253         4/5/93          1/31/95              40
West Palm Beach, FL          4,589,231       1,848,957         2,740,274         7/1/86          9/30/94              40
Westchester, IL              5,680,391         541,659         5,138,732        6/13/88          6/26/97              40
Willow Grove
   (Philadelphia), PA        9,817,882       1,914,071         7,903,811         8/8/91          9/30/94              40
Woburn, MA                   5,892,524       2,341,393         3,551,131         5/6/97           8/9/96              40

Sunrise Suites:
Tinton Falls, NJ             5,396,510         404,238         4,992,272       10/19/93          6/20/97              40

-----------------------------------------------------------------------------------------------------------------------------
                                                                         Cost Capitalized
                                                                           Subsequent to             Gross Amounts of Which
                                               Initial Cost                 Acquisition            Carried at Close of Period
-----------------------------------------------------------------------------------------------------------------------------
                                                       Buildings                    Buildings                      Buildings
                                                          and                          and                            and
    Description          Encumbrances         Land    Improvement          Land    Improvement           Land     Improvement
    -----------          ------------         ----    -----------          ----    -----------           ----     -----------
-----------------------------------------------------------------------------------------------------------------------------
Holiday Inn Express:
Lexington, MA                 3             875,000      5,557,111       46,571     2,996,226          921,571      8,553,337

Courtyard:
Fort Lauderdale, FL                               0      7,822,658      179,062     3,340,109          179,062     11,162,767

TownePlace Suites:
Horsham, PA                                 780,000      6,448,680            0        96,845          780,000      6,545,525

Vacant land                                 300,363              0            0             0          300,363              0
Corporate                                         0        159,613            0        21,354                0        180,967
-----------------------------------------------------------------------------------------------------------------------------
                                        $92,693,023   $584,995,302    $3,510,796  $46,046,408      $96,203,819   $631,041,710
-----------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Life Upon Which
                                                                                                                 Depreciation
                                             Accumulated          Net             Date of          Date of      In Statement
    Description                 Total       Depreciation       Book Value      Construction      Acquisition     Is Computed
    -----------                 -----       ------------       ----------      ------------      -----------     -----------
-----------------------------------------------------------------------------------------------------------------------------
Holiday Inn Express:
Lexington, MA                9,474,908       2,559,725          6,915,183           1971         2/2/96              40

Courtyard:
Fort Lauderdale, FL         11,341,829       2,730,232          8,611,597         3/2/99        9/30/94              40

TownePlace Suites:
Horsham, PA                  7,325,525         260,150          7,065,375         6/1/99        5/20/99              40

Vacant land                    300,363               0            300,363          N/A             1997              N/A
Corporate                      180,967          22,037            158,930        various        Various              40
-----------------------------------------------------------------------------------------------------------------------------
                          $727,245,529     $71,161,269       $656,084,260
-----------------------------------------------------------------------------------------------------------------------------

 Notes to Schedule 3 - Real Estate and Accumulated Depreciation

       1.   Collateral for the $30 million First Term Loan.
       2.   Collateral for the $42 million Second Term Loan.
       3.   Collateral for the $40 million Third Term Loan.
       4.   Collateral for the $58 million Fourth Term Loan.
       5.   Collateral for the $50 million Fifth Term Loan.
       6.   Collateral for various mortgage notes.

                                                            2000                1999               1998
-----------------------------------------------------------------------------------------------------------------
Cost of land and improvements, and buildings
   and improvements:

   Balance at beginning of year                         $724,157,401         $663,948,583       $521,321,121
   Additions                                              10,209,286           60,416,063        160,588,876
   Disposals                                              (7,121,158)            (207,245)       (17,961,414)
-----------------------------------------------------------------------------------------------------------------
   Balance at end of year                               $727,245,529         $724,157,401        $663,948,583
=================================================================================================================

Accumulated depreciation on land
improvements, buildings and improvements:

   Balance at beginning of year                          $52,694,780         $34,136,073          $18,265,402
   Additions                                              19,484,870          18,695,439           16,208,846
   Disposals                                              (1,018,381)           (136,732)            (338,175)
-----------------------------------------------------------------------------------------------------------------
   Balance at end of year                                $71,161,269         $52,694,780          $34,136,073
=================================================================================================================

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 2, 2001.

Item 11. Executive Compensation

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 2, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 2, 2001.

Item 13. Certain Relationships and Related Transactions

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 2, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  Financial Statements

                         INDEX TO FINANCIAL STATEMENTS

     The following Financial Statements are included in this report on the pages indicated.

Innkeepers USA Trust
--------------------

     Report of Independent Accountants.............................................................     27

     Consolidated Balance Sheets at December 31, 2000 and 1999.....................................     28

     Consolidated Statements of Income for the years ended
     December 31, 2000, 1999 and 1998..............................................................     29

     Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 2000, 1999 and 1998..............................................................     30

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998..............................................................     31

     Notes to Consolidated Financial Statements....................................................     32


Innkeepers Hospitality
----------------------

     Report of Independent Accountants.............................................................     44

     Combined Balance Sheets at December 31, 2000 and 1999.........................................     45

     Combined Statements of Income for the years ended
     December 31, 2000, 1999 and 1998..............................................................     46

     Combined Statements of Shareholders' Equity for the years ended
     December 31, 2000, 1999 and 1998..............................................................     47

     Combined Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998..............................................................     48

     Notes to Combined Financial Statements........................................................     49

Financial Statement Schedule of Innkeepers USA Trust
----------------------------------------------------

         Report of Independent Accountants.........................................................     53

         Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2000................     54

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

LIST OF EXHIBITS
----------------

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

10.4        Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as
            Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.5 Innkeepers USA Trust Non-Employee Trustees' Share Option Plan (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 13, 1997).

10.6(a)     Employment Agreement of Jeffrey H. Fisher (previously filed as
            Exhibit 10.6(a) to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.6(b) Employment Agreement of David Bulger (previously filed as Exhibit 10.6(b) to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.6(c) Employment Agreement of Gregory M. Fay (previously filed as Exhibit 10.6(c) to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.6(d) Employment Agreement of Mark A. Murphy (previously filed as Exhibit 10.6(d) to the Company's Current Report on Form 8-K filed on March 9, 2001).

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

10.10 Credit Agreement, dated as of May 10, 2000, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., Bank One, N.A., First Union National Bank and PNC National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company's Current Report on Form 8-K filed March 9, 2001).

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

10.18 Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit
            10.18 to the Company's Current Report on Form 8-K filed March 9,
            2001).

10.19 Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company's Current Report on Form 8-K filed March 9, 2001).

10.20 Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company's Current Report on Form 8-K filed March 9, 2001).

10.21 Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.20 (previously filed as Exhibit 10.19 to the Company's Current Report on Form 8-K filed March 9, 2001).

21.1        List of Subsidiaries of the Registrant.

23.1        Consent of PricewaterhouseCoopers LLP

(d)  Financial Statement Schedules

     Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INNKEEPERS USA TRUST



March 9, 2001                          /s/ Jeffrey H. Fisher
                                       ----------------------------------------
                                       Chairman of the Board and President


March 9, 2001                          /s/ David Bulger
                                       ----------------------------------------
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)


March 9, 2001                          /s/ Gregory M. Fay
                                       ----------------------------------------
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                         TITLE                             DATE
---------------------------------------------       ----------------------------------------   ---------------------
 /s/ Jeffrey H. Fisher                              Chairman of the Board, Chief Executive        March 9, 2001
---------------------------------------------
           Jeffrey  H. Fisher                       Officer and President (Principal
                                                    Executive Officer)

 /s/ Miles Berger                                   Trustee                                       March 9, 2001
---------------------------------------------
            Miles Berger

 /s/ C. Gerald Goldsmith                            Trustee                                       March 9, 2001
---------------------------------------------
           C. Gerald Goldsmith

 /s/ Bruce Zenkel                                   Trustee                                       March 9, 2001
---------------------------------------------
           Bruce Zenkel

 /s/ Jack P. DeBoer                                 Trustee                                       March 9, 2001
---------------------------------------------
           Jack P. DeBoer

 /s/ Thomas Crocker                                 Trustee                                       March 9, 2001
---------------------------------------------
           Thomas Crocker

 /s/ Rolf E. Ruhfus                                 Trustee                                       March 9, 2001
---------------------------------------------
           Rolf E. Ruhfus

 /s/ David Bulger                                   Chief Financial Officer and                   March 9, 2001
---------------------------------------------
           David Bulger                             Treasurer
                                                    (Principal Financial Officer)

 /s/ Gregory M. Fay                                 Chief Accounting Officer (Principal           March 9, 2001
---------------------------------------------
           Gregory M. Fay                           Accounting Officer)

LIST OF EXHIBITS
----------------

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

10.4      Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as
          Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.5 Innkeepers USA Trust Non-Employee Trustees' Share Option Plan (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 13, 1997).

10.6(a) Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.6(a) to the Company's Current Report on Form 8-K filed on March 9,
          2001).

10.6(b) Employment Agreement of David Bulger (previously filed as Exhibit 10.6(b) to the Company's Current Report on Form 8-K filed on March 9,
          2001).

10.6(c) Employment Agreement of Gregory M. Fay (previously filed as Exhibit 10.6(c) to the Company's Current Report on Form 8-K filed on March 9,
          2001).

10.6(d) Employment Agreement of Mark A. Murphy (previously filed as Exhibit 10.6(d) to the Company's Current Report on Form 8-K filed on March 9,
          2001).

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

10.10 Credit Agreement, dated as of May 10, 2000, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., Bank One, N.A., First Union National Bank and PNC National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company's Current Report on Form 8-K filed March 9, 2001).

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

10.18 Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company's Current Report on Form 8-K filed March 9, 2001).

10.19 Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company's Current Report on Form 8-K filed March 9, 2001).

10.20 Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company's Current Report on Form 8-K filed March 9, 2001).

10.21 Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.20 (previously filed as Exhibit 10.19 to the Company's Current Report on Form 8-K filed March 9, 2001).

21.1      List of Subsidiaries of the Registrant.

23.1      Consent of PricewaterhouseCoopers LLP