Form 10-Q
period 2001-03-31
INNKEEPERS USA TRUST/FL
filed 2001-05-07
CIK 926866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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



                                       N/A
                                  (former name)


Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.



                             X   Yes                    No
                           -----                  -----

The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 2001, was 34,759,786.

                              INNKEEPERS USA TRUST

                                      INDEX
                                                                    PAGE NUMBER
                                                                    -----------

PART I    Financial Information

Item 1.   Financial Statements

          INNKEEPERS USA TRUST

          Consolidated Balance Sheets at March 31, 2001 (unaudited)
            and December 31, 2000                                         1

          Consolidated Statements of Income for the three months
            ended March 31, 2001 and 2000 (unaudited)                     2

          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000 (unaudited)                     3

          Notes to Consolidated Financial Statements                      4

          INNKEEPERS HOSPITALITY

          Combined Balance Sheets at March 31, 2001 (unaudited)
            and December 31, 2000                                         6

          Combined Statements of Income for the three months
            ended March 31, 2001 and 2000 (unaudited)                     7

          Combined Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000 (unaudited)                     8

          Notes to Combined Financial Statements                          9

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     18

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                               19

          Signature                                                      20

INNKEEPERS USA TRUST
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                MARCH 31, 2001       DECEMBER 31,
                                                                  (UNAUDITED)            2000
-------------------------------------------------------------- ---------------- -- ----------------
ASSETS
Investment in hotel properties:
  Land and improvements                                        $       98,748      $       96,204
  Buildings and improvements                                          642,009             631,042
  Furniture and equipment                                              99,648              97,949
  Renovations in process                                                8,293                 171
  Hotels under development                                              4,091              12,106
-------------------------------------------------------------- ---------------- -- ----------------
                                                                      852,789             837,472
  Accumulated depreciation                                           (133,589)           (123,563)
-------------------------------------------------------------- ---------------- -- ----------------
  Net investment in hotel properties                                  719,200             713,909

Cash and cash equivalents                                               4,763              14,410
Restricted cash and cash equivalents                                   18,671              18,667
Due from Lessees                                                       13,788              12,190
Deferred expenses, net                                                  4,528               4,537
Other assets                                                            1,619               1,442
-------------------------------------------------------------- ---------------- -- ----------------
       Total assets                                                  $762,569            $765,155
-------------------------------------------------------------- ---------------- -- ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                 $249,402            $246,185
Accounts payable and accrued expenses                                   7,385               7,061
Distributions payable                                                  13,696              13,061
Deferred rent revenue                                                  13,586                  --
Minority interest in Partnership                                       54,517              58,304
-------------------------------------------------------------- ---------------- -- ----------------
       Total liabilities                                              338,586             324,611
-------------------------------------------------------------- ---------------- -- ----------------

Shareholders' equity:
  Preferred shares, $0.01 par value, 20,000,000 shares
     authorized, 4,630,000 shares issued and outstanding              115,750             115,750
  Common shares, $0.01 par value, 100,000,000 shares
     authorized, 34,758,786 issued and outstanding                        348                 348
  Additional paid-in capital                                          367,554             368,025
  Unearned compensation                                                (4,481)             (4,821)
  Distributions in excess of net earnings                             (55,188)            (38,758)
-------------------------------------------------------------- ---------------- -- ----------------
       Total shareholders' equity                                     423,983             440,544
-------------------------------------------------------------- ---------------- -- ----------------
       Total liabilities and shareholders' equity                    $762,569            $765,155
-------------------------------------------------------------- ---------------- -- ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ----------------------------
                                                                         2001           2000
                                                                      (UNAUDITED)   (UNAUDITED)
-------------------------------------------------------------------- -------------- -------------
Revenue:
  Percentage Lease revenue                                               $ 15,888      $ 15,494
  Hotel operating revenue                                                     737            --
  Other revenue                                                               419           377
-------------------------------------------------------------------- -------------- -------------
       Total revenue                                                       17,044        15,871
-------------------------------------------------------------------- -------------- -------------

Expenses:
  Depreciation                                                             10,026         9,608
  Amortization of franchise costs                                              15            17
  Ground rent                                                                 119           115
  Interest expense                                                          4,559         4,688
  Amortization of loan origination fees                                       222           267
  Real estate and personal property taxes and property insurance            2,726         3,028
  Hotel operating expenses                                                    368            --
  General and administrative                                                1,192         1,192
  Other nonrecurring charges                                                  100            --
  Amortization of unearned compensation                                       340           328
-------------------------------------------------------------------- -------------- -------------
       Total expenses                                                      19,667        19,243
-------------------------------------------------------------------- -------------- -------------

Loss before minority interest                                              (2,623)       (3,372)
Minority interest, common                                                    238           303
Minority interest, preferred                                               (1,122)       (1,173)
-------------------------------------------------------------------- -------------- -------------
Net loss                                                                   (3,507)       (4,242)
Preferred share dividends                                                  (2,496)       (2,496)
-------------------------------------------------------------------- -------------- -------------
Net loss applicable to common shareholders                                $(6,003)      $(6,738)
-------------------------------------------------------------------- -------------- -------------


Earnings (loss) per share data:
  Basic                                                                  $ (0.18)       $ (0.20)
-------------------------------------------------------------------- -------------- -------------

  Diluted                                                                $ (0.18)       $ (0.20)
-------------------------------------------------------------------- -------------- -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                           2001             2000
                                                                       (UNAUDITED)      (UNAUDITED)
------------------------------------------------------------------ ------------- -- -------------
Cash flows from operating activities:
  Net loss                                                         $     (3,507)    $     (4,242)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                                    10,603           10,220
       Minority interests                                                  884              870
       Deferred rent revenue                                            13,586           12,965
       Changes in operating assets and liabilities:
         Due from Lessees                                               (1,598)          (1,093)
         Other assets                                                     (177)             133
         Accounts payable and accrued expenses                             324              591
------------------------------------------------------------------ ------------- -- -------------
       Net cash provided by operating activities                        20,115           19,444
------------------------------------------------------------------ ------------- -- -------------
Cash flows from investing activities:
  Investment in hotel properties                                       (15,371)          (3,840)
  Net deposits into restricted cash accounts                                (4)          (1,778)
------------------------------------------------------------------ ------------- -- -------------
       Net cash used by investing activities                           (15,375)          (5,618)
------------------------------------------------------------------ ------------- -- -------------
Cash flows from financing activities:
  Proceeds from debt issuance                                            7,000            7,000
  Payments on debt                                                      (3,783)          (3,540)
  Dividend reinvestment plan and shelf registration costs paid             (24)              (5)
  Distributions paid to unit holders                                    (1,581)          (1,610)
  Distributions paid to shareholders                                   (12,228)         (12,205)
  Redemption of units                                                   (3,597)             (51)
  Loan origination fees and costs paid                                    (174)            (128)
------------------------------------------------------------------ ------------- -- -------------
       Net cash used by financing activities                           (14,387)         (10,539)
------------------------------------------------------------------ ------------- -- -------------
Net increase (decrease) in cash and cash equivalents                    (9,647)           3,287
Cash and cash equivalents at beginning of period                        14,410            4,404
------------------------------------------------------------------ ------------- -- -------------
Cash and cash equivalents at end of period                              $4,763           $7,691
------------------------------------------------------------------ ------------- -- -------------
Supplemental cash flow information:
  Interest paid                                                         $4,255           $4,211
------------------------------------------------------------------ ------------- -- -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS USA TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at March 31, 2001, owned interests in 67 hotels with an aggregate of 8,131 rooms/suites (the "Hotels") through its general partnership interest in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 45 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one Sunrise Suites hotel, one TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel and one Holiday Inn Express hotel. The Hotels are located in 23 states, with 11 hotels located in California, 5 each in Washington, Florida, and Michigan, and 4 each in Illinois and Texas.

         The Company leases 59 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee"), seven of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee") and one hotel to a "taxable REIT subsidiary" of the Company (the "TRS Lessee" and, together with the IH Lessee and the Summerfield Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). An officer of the Company is the majority shareholder of the IH Lessee. A trustee of the Company is a director of the Summerfield Lessee.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2001 and 2000 (in thousands, except share and per share data):

                                                                               2001           2000
         ---------------------------------------------------------------- -------------- --------------

         NUMERATOR:
          Net loss                                                        $    (3,507)   $    (4,242)
           Preferred share dividends                                           (2,496)        (2,496)
         ---------------------------------------------------------------- -------------- --------------
           Net loss applicable to common shareholders                     $    (6,003)   $    (6,738)
         ---------------------------------------------------------------- -------------- --------------
         DENOMINATOR:
           Denominator for basic earnings per share -- weighted
                  average shares                                            34,287,680     34,192,451
           Effect of dilutive securities:
                  Stock options                                                 94,723             --
                  Restricted shares                                             93,100            156
         ---------------------------------------------------------------- -------------- --------------
           Denominator for diluted earnings per share -- adjusted
                  weighted average shares and assumed conversions           34,475,503     34,192,607
         ---------------------------------------------------------------- -------------- --------------

         EARNINGS (LOSS) PER SHARE DATA:
           Basic                                                          $     (0.18)   $      (0.20)
         ---------------------------------------------------------------- -------------- --------------
           Diluted                                                        $     (0.18)   $      (0.20)
         ---------------------------------------------------------------- -------------- --------------

         The Series A Preferred Shares and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings (loss) per share.

3.       COMMITMENTS

         The Company is planning the development of a 174-room Residence Inn by Marriott hotel in Saddle River, New Jersey. An affiliate of Marriott International, Inc. ("Marriott") had contracted to purchase the site on which this hotel would be located from an unaffiliated seller. In March 2001, the Company assumed the purchase contract from Marriott and purchased the site from the unaffiliated seller. The Company also reimbursed Marriott for their costs incurred in the development of the hotel to the date the Company closed on the land. At March 31, 2001, the Company had invested approximately $4,091,000 in the proposed development, which includes the land cost of approximately $3,000,000. While the Company has yet to enter into a contract to construct the hotel, it is currently anticipated that construction will commence between May and September 2001 and that the total cost of this project will be approximately $25 million. Completion of the project is anticipated approximately 15 months from the commencement of construction. The development costs are expected to be funded by borrowings under the Company's $130 million Line of Credit. An affiliate of the IH Lessee is expected to lease or manage the hotel upon completion.

4.       UNCERTAINTIES

         In May 2000, the Company's former Executive Vice President and Chief Operating Officer (who is the minority shareholder of the IH Lessee) filed suit against the Company and certain officers of the Company. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company. The Company has in place insurance policies intended to protect against losses from certain claims (such as several of the claims made in this suit) and costs to defend such claims. Moreover, the Company believes that the claims are without merit and is aggressively defending against all allegations. Accordingly, the Company has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies. In the three months ended March 31, 2001, the Company accrued $100,000 in additional provisions for the legal defense costs.

INNKEEPERS HOSPITALITY
COMBINED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 31,      DECEMBER 31,
                                                                             2001            2000
                                                                         (UNAUDITED)
----------------------------------------------------------------------- --------------- ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $       17,402  $       16,134
  Marketable securities                                                          3,367           3,330
  Accounts receivable, net                                                       7,707           7,951
  Prepaid expenses                                                                 413              69
----------------------------------------------------------------------- --------------- ----------------
       Total current assets                                                     28,889          27,484

Other assets                                                                        85              64
----------------------------------------------------------------------- --------------- ----------------
       Total assets                                                     $       28,974  $       27,548
----------------------------------------------------------------------- --------------- ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $        5,757  $        4,408
  Accrued expenses                                                               3,653           4,372
  Payable to Manager                                                             4,543           4,267
  Due to Partnership                                                            12,776          13,020
----------------------------------------------------------------------- --------------- ----------------
       Total current liabilities                                                26,729          26,067
Other long-term liabilities                                                        937             937
----------------------------------------------------------------------- --------------- ----------------
       Total liabilities                                                        27,666          27,004
----------------------------------------------------------------------- --------------- ----------------

Shareholders' equity:
  Common shares,  $1 par value,  8,000 shares  authorized,  issued and
  outstanding                                                                        8               8
  Additional paid-in capital                                                       471             471
  Unrealized loss on marketable securities                                         (76)           (113)
  Retained earnings                                                                905             178
----------------------------------------------------------------------- --------------- ----------------
       Total shareholders' equity                                                1,308             544
----------------------------------------------------------------------- --------------- ----------------
       Total liabilities and shareholders' equity                       $       28,974  $       27,548
----------------------------------------------------------------------- --------------- ----------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF INCOME
(IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ------------------------------------
                                                                    2001            2000
                                                                 (UNAUDITED)     (UNAUDITED)
------------------------------------------------------------- ---------------- --------------
Gross operating revenue:
  Rooms                                                       $       53,571   $     52,179
  Food and beverage                                                       74             91
  Telephone                                                            1,247          1,565
  Other                                                                  960            978
------------------------------------------------------------- ---------------- --------------
     Gross operating revenue                                          55,852         54,813

Departmental expenses:
  Rooms                                                               10,443         10,733
  Food and beverage                                                       78             71
  Telephone                                                              443            455
  Other                                                                  454            463
------------------------------------------------------------- ---------------- --------------
     Total departmental profit                                        44,434         43,091
------------------------------------------------------------- ---------------- --------------

Unallocated operating expenses:
  General and administrative                                           4,260          3,836
  Franchise and marketing fees                                         3,416          3,172
  Advertising and promotions                                           2,780          2,490
  Utilities                                                            2,501          2,126
  Repairs and maintenance                                              2,351          2,240
  Management fees                                                      1,000          1,263
------------------------------------------------------------- ---------------- --------------
     Total unallocated operating expenses                             16,308         15,127
------------------------------------------------------------- ---------------- --------------

     Gross profit                                                     28,126         27,964
Insurance                                                               (159)          (175)
Lessee overhead                                                       (1,304)        (1,094)
Percentage lease expense                                             (25,936)       (25,174)
------------------------------------------------------------- ---------------- --------------
Net income                                                               727          1,521
Other comprehensive income - unrealized gains
        (losses) on marketable securities                                 37            (17)
------------------------------------------------------------- ---------------- --------------
Comprehensive income                                                  $  764        $ 1,504
------------------------------------------------------------- ---------------- ---- --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
COMBINED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   --------------- -------------
                                                                        2001           2000
                                                                    (UNAUDITED)    (UNAUDITED)
------------------------------------------------------------------ --------------- -------------
Cash flows from operating activities:
  Net income                                                       $         727   $     1,521
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                             10            11
     Changes in operating assets and liabilities:
       Accounts receivable                                                   244        (3,426)
       Prepaid expenses                                                     (344)          125
       Accounts payable                                                    1,349           704
       Accrued expenses                                                     (719)          (20)
       Payable to Manager                                                    276           524
       Due to Partnership                                                   (244)          686
------------------------------------------------------------------ --------------- -------------
     Net cash provided by operating activities                             1,299           125
------------------------------------------------------------------ --------------- -------------

Cash flows from investing activities:
  Purchase of equipment                                                      (31)           --
------------------------------------------------------------------ --------------- -------------
     Net cash used in investing activities                                   (31)           --
------------------------------------------------------------------ --------------- -------------

Cash flows from financing activities:
  Distributions paid                                                           --       (1,240)
------------------------------------------------------------------ --------------- -------------
     Net cash used in financing activities                                     --       (1,240)
------------------------------------------------------------------ --------------- -------------

  Net increase (decrease) in cash and cash equivalents                     1,268        (1,115)

  Cash and cash equivalents at beginning of period                        16,134        17,849
------------------------------------------------------------------ --------------- -------------

  Cash and cash equivalents at end of period                       $      17,402   $    16,734
------------------------------------------------------------------ --------------- -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

INNKEEPERS HOSPITALITY
NOTES TO COMBINED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Innkeepers Hospitality, Inc. and other entities with identical ownership (collectively "IH" or the "IH Lessee"), are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The principal shareholder of the IH Lessee is Jeffrey H. Fisher, who is the Chairman, Chief Executive Officer and President of Innkeepers. The IH Lessee leased 59 hotels (the "IH Leased Hotels") from the Company at March 31, 2001.

         The IH Lessee operates 42 of the IH Leased Hotels and wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 17 of the IH Leased Hotels.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       UNCERTAINTIES

         In May 2000, the minority shareholder of the IH Lessee (who was also the IH Lessee's former President) filed suit against the IH Lessee, Mr. Fisher and another employee of the IH Lessee. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the IH Lessee. The IH Lessee has in place insurance policies intended to protect against losses from certain claims (such as several of the claims made in this suit) and costs to defend such claims. Moreover, the IH Lessee believes that the claims are without merit and is aggressively defending against all allegations. Accordingly, the IH Lessee has not recorded any loss provision relative to damages sought by the former executive.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto of Innkeepers USA Trust included in its Annual Report on Form 10-K for the year ended December 31, 2000.

GENERAL

         For background information relating to the Company and the IH Lessee and the definitions of certain capitalized terms used herein, reference is made to the notes to the Consolidated Financial Statements of Innkeepers USA Trust and the Combined Financial Statements of Innkeepers Hospitality included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

THE HOTELS

         The following chart sets forth certain information with respect to the Hotels at March 31, 2001:

FRANCHISE AFFILIATION                               NUMBER OF HOTELS       NUMBER OF
                                                                       ROOMS/SUITES
------------------------------------------------- ------------------ -------------------
UPSCALE EXTENDED-STAY
         Residence Inn by Marriott                          45                5,315
         Summerfield Suites                                  6                  759
         Sunrise Suites                                      1                   96
------------------------------------------------- ------------------ -------------------
                                                            52                6,170
------------------------------------------------- ------------------ -------------------
MID-PRICED EXTENDED-STAY
         TownePlace Suites by Marriott                       1                   95
------------------------------------------------- ------------------ -------------------
                                                             1                   95
------------------------------------------------- ------------------ -------------------
LIMITED SERVICE
         Hampton Inn                                        12                1,526
         Courtyard by Marriott                               1                  136
         Holiday Inn Express                                 1                  204
------------------------------------------------- ------------------ -------------------
                                                            14                1,866
------------------------------------------------- ------------------ -------------------
                                                            67                8,131
------------------------------------------------- ------------------ -------------------

         Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 66 of the Hotels are presented in the following table. Results were excluded for such comparison for one hotel (Residence Inn by Marriott - Tysons Corner, VA) which was not open during the first quarter of 2000. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                                 THREE MONTHS ENDED
                                                      MARCH 31,               PECENTAGE
                                           ---------------- ---------------   INCREASASE
                                                2001             2000        (DECREASE)
------------------------------------------ ---------------- --------------- --------------
Portfolio (1)
------------------------------------------
ADR                                             $113.75        $105.76             7.6%
Occupancy                                         74.8%          76.9%            (2.7)
RevPAR                                           $85.10         $81.31             4.7


By Type
------------------------------------------
Upscale Extended-Stay Hotels (2)
  ADR                                           $118.39        $109.64             8.0
  Occupancy                                       77.5%          80.6%            (3.8)
  RevPAR                                         $91.79         $88.37             3.9


Limited Service Hotels (3)
  ADR                                            $98.28         $91.06             7.9
  Occupancy                                       65.8%          65.7%             0.1
  RevPAR                                         $64.66         $59.85             8.0

(1)  66 hotels, excludes one newly developed hotel
(2)  51 hotels, excludes one newly developed hotel
(3)  14 hotels

RESULTS OF OPERATIONS

SAB 101

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company reviewed the terms of its Percentage Leases and determined that the provisions of SAB 101 impact the Company's revenue recognition on an interim basis, but has no impact on the Company's annual Percentage Lease revenue recognition or interim payments under the Percentage Leases from its Lessees.

         The effect of the application of SAB 101 on the financial statements for the three months ended March 31, 2001 and 2000 was to decrease Percentage Lease revenue by $13,586,000 and $12,965,000, respectively for financial reporting purposes. At March 31, 2001 and 2000, "Deferred rent revenue" of $13,586,000 and $12,965,000, respectively, represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2001 or 2000, as appropriate. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized for financial reporting purposes.

         For comparability purposes only, assuming that the amount included in "Deferred rent revenue" at March 31, 2001 and 2000 was earned at March 31, 2001 and 2000, the Company would have had Percentage Lease revenue of $29,474,000 from the Lessees for the three months ended March 31, 2001 compared with $28,459,000 for the three months ended March 31, 2000.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 ("2001") TO THE THREE MONTHS ENDED MARCH 31, 2000 ("2000")

         The increase in Percentage Lease revenue for 2001 from 2000 is due to the increase in base rent as of January 1, 2001, generally based on increases in the consumer price index, in accordance with the Percentage Leases. The Company also began recognizing the hotel operating revenue from the hotel leased by the TRS Lessee on January 8, 2001.

         Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $10,603,000 in the aggregate for 2001 compared with $10,220,000 for 2000. The increase in Depreciation and Amortization was primarily due to the depreciation on the Company's hotel in Tysons Corner, VA and renovations completed at the Hotels during 2000.

         Interest expense for 2001 was $4,559,000 compared with $4,688,000 for 2000. This decrease is due primarily to principal reductions on the Company's amortizing debt and decreases in the interest rates on the Company's variable rate debt.

         Real estate and personal property taxes and property insurance decreased by approximately 10% in 2001 compared with 2000 due primarily to the reduction in the accruals for certain hotels real estate taxes which was partially offset by the real estate and personal property taxes and property insurance on the Company's hotel in Tysons Corner, VA.

         The Company began recognizing the hotel operating expenses from the hotel leased by the TRS Lessee on January 8, 2001. Hotel operating expenses were approximately 49.9% of hotel operating revenue for the three months ended March 31, 2001.

         General and administrative expenses remained relatively constant in 2001 compared with 2000, $1,192,000 in both years and decreased as a percentage of total revenue to 7.0% in 2001 from 7.5% in 2000.

         Net loss applicable to common shareholders for 2001 was $(6,003,000), or $(0.18) per diluted share, compared with $(6,738,000), or $(0.20) per diluted share, for 2000. This change is due primarily to the factors discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. The Company does not expect that its cash provided by operating activities will be adequate to meet all of its liquidity needs over the next year. The Company currently expects to fund its external growth objectives, its renovation and upgrade program and any other additional liquidity needs, primarily by borrowing on its Line of Credit or other facilities, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit.

CASH FLOW ANALYSIS

         Cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 2001 and 2000 were $23,434,000 and $21,741,000, including approximately $7,230,000 and $6,405,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included approximately $11,441,000 and $7,645,000 at March 31, 2001 and 2000,
respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

         Net cash provided by operating activities for the three months ended March 31, 2001 and 2000 was $20,115,000 and $19,444,000, respectively.

         Net cash used in investing activities was $15,375,000 for the three months ended March 31, 2001. This was comprised primarily of (a) renovations at certain hotels of approximately $9,779,000, (b) development costs on the Company's project in Tyson's Corner, Virginia of approximately $1,496,000 and
(c) costs on the Company's anticipated hotel development in Saddle River, New Jersey of approximately $4,091,000.

         Net cash used in investing activities was $5,618,000 for the three months ended March 31, 2000. This was comprised primarily of (a) renovations at certain hotels of approximately $2,000,000, (b) net deposits into restricted cash accounts of approximately $1,780,000 and (c) development costs on the Company's project in Tyson's Corner, Virginia of approximately $1,840,000.

         Net cash used by financing activities was $14,387,000 for the three months ended March 31, 2001, consisting primarily of distributions paid of approximately $13,809,000, the redemption of 178,860 Preferred Units and 125,249 Common Units in the Partnership for approximately $3,597,000 and principal payments on amortizing debt of approximately $783,000 which was partially offset by net borrowings under the Line of Credit of approximately $4,000,000.

         Net cash used by financing activities was $10,539,000 for the three months ended March 31, 2000, consisting primarily of distributions paid of approximately $13,815,000 and payments on debt of approximately $3,540,000 which was partially offset by borrowings under the Line of Credit of approximately $7,000,000.

DISTRIBUTIONS/DIVIDENDS

         The Company pays regular distributions on its common shares and Common Units and the current quarterly distribution is $0.30 per share or unit. Quarterly preferred distributions of $0.28875 are payable on each Class B Preferred Unit. Each Class B Preferred Unit may be converted into a Common Unit at the election of the holder. The Series A Preferred Shares are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The holders of the Common Units and Class B Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

FINANCING

         In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund it renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company's investments are insufficient to fund such needs. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has bank funding commitments remaining under its Line of Credit of approximately $116,000,000 at March 31, 2001.

         The following table summarizes certain information concerning the Company's debt at March 31, 2001:

Investment in hotels, at cost                               $852,789,000
Debt                                                         249,402,000
Percentage of debt to investment in hotels, at cost                29.3%

Percentage of fixed rate debt to total debt                        94.4%

Weighted average implied interest rates on:
     Fixed rate debt                                               7.51%
     Variable rate debt                                            4.46%
     Total debt                                                    7.34%

Number of hotels properties:
     Collateralized                                                   40
     Unencumbered                                                     27

         Certain debt coverage ratios for the Company are as follows for the twelve months ended March 31, 2001: (a) interest coverage ratio (EBITDA divided by interest expense) of 6.2x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.7x, and (c) total debt to EBITDA of 2.2x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels. The Company includes rent deferred under SAB 101 in its calculation of EBITDA.

         The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at March 31, 2001, a 100 basis point increase in the LIBOR rate would increase annual interest charges $40,000.

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

OTHER

         The Percentage Leases generally require the Company to make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels. Each of the term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to a maximum total of 5.0% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

         We believe that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet most of the routine expenditures for furniture and equipment at the Hotels. However, due primarily to renovations and upgrades that are required by Marriott at certain of our Residence Inn by Marriott hotels that are 15 years old or older, we expect to spend, in total, substantially more than we are required to make available under the Percentage Leases. We currently estimate that we will spend between $35,000,000 and $40,000,000 in capital expenditures at the Hotels in 2001. To the extent that we spend more than the amount of our undistributed cash, we intend to borrow under our Line of Credit.

         The Company is planning the development of a 174-room Residence Inn by Marriott hotel in Saddle River, New Jersey. An affiliate of Marriott International, Inc. ("Marriott") had contracted to purchase the site on which this hotel would be located from an unaffiliated seller. In March 2001, the Company assumed the purchase contract from Marriott and purchased the site from the unaffiliated seller. The Company also reimbursed Marriott for their costs incurred in the development of the hotel to the date the Company closed on the land. At March 31, 2001, the Company had invested approximately $4,091,000 in the proposed development, which includes the land cost of approximately $3,000,000. While the Company has yet to enter into a contract to construct the hotel, it is currently anticipated that construction will commence between May and September 2001 and that the total cost of this project will be approximately $25 million. Completion of the project is anticipated approximately 15 months from the commencement of construction. The development costs are expected to be funded by borrowings under the Company's $130 million Line of Credit. An affiliate of the IH Lessee is expected to lease or manage the hotel upon completion.

SEASONALITY OF HOTEL BUSINESS

         The hotel industry is seasonal in nature. Historically, the Hotels' operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may maintain the annual distribution rate by funding the shortfall with available cash or borrowings under the Line of Credit.

INFLATION

         Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, generally possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation.

FUND FROM OPERATIONS

         Funds From Operations ("FFO") is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The NAREIT FFO definition allows the exclusion of extraordinary items under generally accepted accounting principles. The Company has also made an adjustment for rent revenue deferred under SAB 101. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all of the Company's cash flow and liquidity needs, including the Company's ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

         The following table presents the Company's calculations of FFO and FFO per share for the three months ended March 31, 2001 and 2000 (in thousands, except share and per share data):

                                                 2001            2000
-------------------------------------------- -------------  -------------
Net loss applicable to
     common shareholders                     $    (6,003)   $    (6,738)
Minority interest, common                           (238)          (303)
Minority interest, preferred                       1,122          1,173
Depreciation                                      10,026          9,608
Preferred share dividends                          2,496          2,496
Deferred rent revenue                             13,586         12,965
-------------------------------------------- -------------  -------------
FFO                                          $    20,989    $    19,201
-------------------------------------------- -------------  -------------

Denominator for diluted
     earnings per share                       34,475,503     34,192,607
Weighted average
     Common Units                              1,376,874      1,559,515
     Preferred Units                           3,944,089      4,063,329
     Convertible
       preferred shares                        6,857,493      6,857,493
-------------------------------------------- -------------  -------------
Denominator for FFO
     per share                                46,653,959     46,672,944
-------------------------------------------- -------------  -------------
FFO per share                                   $   0.45       $   0.41
-------------------------------------------- -------------  -------------

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

         Cautionary statements set forth in reports filed by the Company from time to time with the SEC discuss important factors with respect to such forward looking statements. These factors include, without limitation, (i) international, national, regional and local economic conditions that will, among other things, affect demand for the Company's hotel rooms and the availability and terms of financing, (ii) the Company's ability to maintain its properties in a first class manner, (iii) the Company's ability to acquire or develop additional properties and risks that potential acquisitions or developments may not perform in accordance with expectations, (iv) changes in travel patterns or the prevailing means of commerce (i.e. e-commerce) and (v) the complex tax rules that the Company must satisfy to qualify as a REIT and other governmental regulation. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be attained or that any deviations will not be material.

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and debt. At March 31, 2001, the Company had total outstanding indebtedness of approximately $249,402,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 94.4% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.51% at March 31, 2001. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at March 31, 2001, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                              FAIR
                                 2001      2002      2003      2004      2005     THEREAFTER     TOTAL       VALUE
------------------------------ --------- --------- --------- --------- --------- ------------- ----------- -----------
Debt
   Fixed rate                    $5,285    $3,467    $4,563    $4,890    $5,890      $211,307    $235,402    $235,402
     Average interest rate        6.13%     7.65%     7.56%     7.57%     7.59%         7.54%       7.51%
   Variable rate                     --     4,000        --        --        --        10,000      14,000      14,000
     Average interest rate           --     6.48%        --        --        --         3.65%       4.46%

The table incorporates only those exposures that exist as of March 31, 2001 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                              INNKEEPERS USA TRUST

                           PART II - OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - none

         (b) Reports on Form 8-K - A Form 8-K was filed by the Registrant on March 9, 2001 concerning certain investment considerations for investors and potential investors in the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                INNKEEPERS USA TRUST


                                /s/ GREGORY M. FAY
                                --------------------------------------------
MAY 7, 2001                     Gregory M. Fay
                                Chief Accounting and Administrative Officer and
                                Principal Accounting Officer