Form 10-Q/A
period 2001-03-31
INNKEEPERS USA TRUST/FL
filed 2001-08-03
CIK 926866

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



                 X   Yes                          No
                ---                           ---

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

Innkeepers USA Trust
Consolidated Balance Sheets
(in thousands, except share and per share data)

                                                                           March 31,         December 31,
                                                                            2001 *               2000
                                                                          (unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS
Investment in hotel properties:
  Land and improvements                                                    $    98,748        $     96,204
  Buildings and improvements                                                   642,009             631,042
  Furniture and equipment                                                       99,648              97,949
  Renovations in process                                                         8,293                 171
  Hotels under development                                                       4,091              12,106
----------------------------------------------------------------------------------------------------------
                                                                               852,789             837,472
  Accumulated depreciation                                                    (133,589)           (123,563)
----------------------------------------------------------------------------------------------------------
  Net investment in hotel properties                                           719,200             713,909

Cash and cash equivalents                                                        4,183              14,410
Restricted cash and cash equivalents                                            18,671              18,667
Due from Lessees                                                                14,146              12,190
Deferred expenses, net                                                           4,528               4,537
Other assets                                                                     1,610               1,442
----------------------------------------------------------------------------------------------------------
       Total assets                                                        $   762,338        $    765,155
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                       $   249,402        $    246,185
Accounts payable and accrued expenses                                            7,154               7,061
Distributions payable                                                           13,696              13,061
Deferred rent revenue                                                           13,586                  --
Minority interest in Partnership                                                54,517              58,304
----------------------------------------------------------------------------------------------------------
       Total liabilities                                                       338,355             324,611
----------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred shares, $0.01 par value, 20,000,000 shares
     authorized, 4,630,000 shares issued and outstanding                       115,750             115,750
  Common shares, $0.01 par value, 100,000,000 shares
     authorized, 34,758,786 issued and outstanding                                 348                 348
  Additional paid-in capital                                                   367,554             368,025
  Unearned compensation                                                         (4,481)             (4,821)
  Distributions in excess of net earnings                                      (55,188)            (38,758)
----------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                              423,983             440,544
----------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                          $   762,338        $    765,155
==========================================================================================================

* Amended from previous filing, see Note 5.


The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Income
(in thousands, except per share data)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                            2001 *          2000
                                                                          (unaudited)   (unaudited)
----------------------------------------------------------------------------------------------------
Revenue:
  Percentage Lease revenue                                                   $  16,257     $  15,494
  Other revenue                                                                    419           377
----------------------------------------------------------------------------------------------------
       Total revenue                                                            16,676        15,871
----------------------------------------------------------------------------------------------------

Expenses:
  Depreciation                                                                  10,026         9,608
  Amortization of franchise costs                                                   15            17
  Ground rent                                                                      119           115
  Interest expense                                                               4,559         4,688
  Amortization of loan origination fees                                            222           267
  Real estate and personal property taxes and property insurance                 2,726         3,028
  General and administrative                                                     1,192         1,192
  Other nonrecurring charges                                                       100            --
  Amortization of unearned compensation                                            340           328
----------------------------------------------------------------------------------------------------
       Total expenses                                                           19,299        19,243
----------------------------------------------------------------------------------------------------

Loss before minority interest                                                   (2,623)       (3,372)
Minority interest, common                                                          238           303
Minority interest, preferred                                                    (1,122)       (1,173)
----------------------------------------------------------------------------------------------------
Net loss                                                                        (3,507)       (4,242)
Preferred share dividends                                                       (2,496)       (2,496)
----------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                                   $  (6,003)    $  (6,738)
====================================================================================================


Earnings (loss) per share data:
  Basic                                                                      $   (0.18)    $   (0.20)
====================================================================================================
  Diluted                                                                    $   (0.18)    $   (0.20)
====================================================================================================

* Amended from previous filing, see Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
(in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          2001 *            2000
                                                                       (unaudited)      (unaudited)
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                             $   (3,507)      $   (4,242)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                                       10,603           10,220
       Minority interests                                                     884              870
       Deferred rent revenue                                               13,586           12,965
       Changes in operating assets and liabilities
         Due from Lessees                                                  (1,956)          (1,093)
         Other assets                                                        (168)             133
         Accounts payable and accrued expenses                                 93              591
--------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                           19,535           19,444
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Investment in hotel properties                                          (15,371)          (3,840)
  Net deposits into restricted cash accounts                                   (4)          (1,778)
--------------------------------------------------------------------------------------------------
       Net cash used by investing activities                              (15,375)          (5,618)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from debt issuance                                               7,000            7,000
  Payments on debt                                                         (3,783)          (3,540)
  Dividend reinvestment plan and shelf registration costs paid                (24)              (5)
  Distributions paid to unit holders                                       (1,581)          (1,610)
  Distributions paid to shareholders                                      (12,228)         (12,205)
  Redemption of units                                                      (3,597)             (51)
  Loan origination fees and costs paid                                       (174)            (128)
--------------------------------------------------------------------------------------------------
       Net cash used by financing activities                              (14,387)         (10,539)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (10,227)           3,287
Cash and cash equivalents at beginning of period                           14,410            4,404
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $    4,183       $    7,691
==================================================================================================
Supplemental cash flow information:
  Interest paid                                                        $    4,255       $    4,211
==================================================================================================

* Amended from previous filing, see Note 5.

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

         The Company leases 60 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common ownership, collectively the "IH Lessee") and seven of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and, together with the IH Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). An officer of the Company is the majority shareholder of the IH Lessee. A trustee of the Company is a director of the Summerfield Lessee.

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

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2001 and 2000 (in thousands, except share and per share data):

                                                                                  2001                2000
-------------------------------------------------------------------------------------------------------------
         Numerator:
           Net loss                                                          $     (3,507)        $    (4,242)
           Preferred share dividends                                               (2,496)             (2,496)
-------------------------------------------------------------------------------------------------------------
           Net loss applicable to common shareholders                        $     (6,003)        $    (6,738)
=============================================================================================================
         Denominator:
           Denominator for basic earnings per share -- weighted
                  average shares                                               34,287,680          34,192,451
           Effect of dilutive securities:
                  Stock options                                                    94,723                  --
                  Restricted shares                                                93,100                 156
-------------------------------------------------------------------------------------------------------------
           Denominator for diluted earnings per share -- adjusted
                  weighted average shares and assumed conversions              34,475,503          34,192,607
=============================================================================================================

         Earnings (loss) per share data:
           Basic                                                             $      (0.18)        $     (0.20)
=============================================================================================================
           Diluted                                                           $      (0.18)        $     (0.20)
=============================================================================================================

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

5.       AMENDMENT OF FIRST QUARTER PRESENTATION

         The Company recorded the first quarter 2001 results as though one of the Hotels was leased to a taxable REIT subsidiary; however, this hotel has now been leased to an affiliate of the IH Lessee under a Percentage Lease with an initial term of five years. The operating results of this hotel are no longer consolidated with the Company's results of operations or financial position. The revision of the first quarter presentation had no effect on net income, net income per share or shareholders' equity.

Innkeepers Hospitality
Combined Balance Sheets
(in thousands, except share data)

                                                                          March 31,         December 31,
                                                                            2001 *              2000
                                                                         (unaudited)
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $       17,982     $       16,134
  Marketable securities                                                          3,367              3,330
  Accounts receivable, net                                                       7,727              7,951
  Prepaid expenses                                                                 403                 69
---------------------------------------------------------------------------------------------------------
       Total current assets                                                     29,479             27,484

Other assets                                                                        85                 64
---------------------------------------------------------------------------------------------------------
       Total assets                                                     $       29,564     $       27,548
=========================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $        5,889     $        4,408
  Accrued expenses                                                               3,753              4,372
  Payable to Manager                                                             4,543              4,267
  Due to Partnership                                                            13,134             13,020
---------------------------------------------------------------------------------------------------------
       Total current liabilities                                                27,319             26,067
Other long-term liabilities                                                        937                937
---------------------------------------------------------------------------------------------------------
       Total liabilities                                                        28,256             27,004
---------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common shares,  $1 par value,  8,000 shares  authorized,  issued and
  outstanding                                                                        8                  8
  Additional paid-in capital                                                       471                471
  Unrealized loss on marketable securities                                         (76)              (113)
  Retained earnings                                                                905                178
---------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                1,308                544
---------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                       $       29,564     $       27,548
=========================================================================================================

* Amended from previous filing, see Note 3.

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
(in thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                           ----------------------------------
                                                                               2001 *                2000
                                                                            (unaudited)          (unaudited)
-------------------------------------------------------------------------------------------------------------
Gross operating revenue:
  Rooms                                                                    $       54,279        $     52,179
  Food and beverage                                                                    74                  91
  Telephone                                                                         1,261               1,565
  Other                                                                               975                 978
-------------------------------------------------------------------------------------------------------------
     Gross operating revenue                                                       56,589              54,813

Departmental expenses:
  Rooms                                                                            10,570              10,733
  Food and beverage                                                                    78                  71
  Telephone                                                                           447                 455
  Other                                                                               457                 463
-------------------------------------------------------------------------------------------------------------
     Total departmental profit                                                     45,037              43,091
-------------------------------------------------------------------------------------------------------------

Unallocated operating expenses:
  General and administrative                                                        4,320               3,836
  Franchise and marketing fees                                                      3,459               3,172
  Advertising and promotions                                                        2,824               2,490
  Utilities                                                                         2,535               2,126
  Repairs and maintenance                                                           2,379               2,240
  Management fees                                                                   1,000               1,263
-------------------------------------------------------------------------------------------------------------
     Total unallocated operating expenses                                          16,517              15,127
-------------------------------------------------------------------------------------------------------------

     Gross profit                                                                  28,520              27,964
Insurance                                                                            (162)               (175)
Lessee overhead                                                                    (1,337)             (1,094)
Percentage lease expense                                                          (26,294)            (25,174)
-------------------------------------------------------------------------------------------------------------
Net income                                                                            727               1,521
Other comprehensive income - unrealized gains
        (losses) on marketable securities                                              37                 (17)
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                                       $          764        $      1,504
=============================================================================================================

* Amended from previous filing, see Note 3.

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
(in thousands)

                                                                         Three Months Ended
                                                                                March 31,
                                                                   -------------------------------------------
                                                                       2001 *             2000
                                                                    (unaudited)       (unaudited)
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                         $     727        $    1,521
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                           10                11
     Changes in operating assets and liabilities:
       Accounts receivable                                                 224            (3,426)
       Prepaid expenses                                                   (334)              125
       Accounts payable                                                  1,481               704
       Accrued expenses                                                   (619)              (20)
       Payable to Manager                                                  276               524
       Due to Partnership                                                  114               686
----------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                           1,879               125
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of equipment                                                    (31)               --
----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                 (31)               --
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions paid                                                        --            (1,240)
----------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                  --            (1,240)
----------------------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash and cash equivalents                   1,848            (1,115)

  Cash and cash equivalents at beginning of period                      16,134            17,849
----------------------------------------------------------------------------------------------------------------

  Cash and cash equivalents at end of period                         $  17,982        $   16,734
================================================================================================================

* Amended from previous filing, see Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers Hospitality
Notes to Consolidated Financial Statements

1.       ORGANIZATION

         Innkeepers Hospitality, Inc. and other entities with identical ownership (collectively "IH" or the "IH Lessee"), are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The principal shareholder of the IH Lessee is Jeffrey H. Fisher, who is the Chairman, Chief Executive Officer and President of Innkeepers. The IH Lessee leased 60 hotels (the "IH Leased Hotels") from the Company at March 31, 2001.

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

3.       AMENDMENT OF FIRST QUARTER PRESENTATION

         The IH Lessee recorded the first quarter 2001 results as though one of the Hotels was managed for the Company; however, the IH Lessee has now leased this hotel from the Company under a Percentage Lease for an initial term of five years. The operating results of this hotel are now consolidated with the IH Lessee's results of operations and financial position. The revision of the first quarter presentation had no effect on net income or shareholders' equity.

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

The Hotels

         The following chart sets forth certain information with respect to the Hotels at March 31, 2001:

Franchise Affiliation                                                      Number of Hotels          Number of
                                                                                                   Rooms/Suites
---------------------------------------------------------------------------------------------------------------
Upscale Extended-Stay
         Residence Inn by Marriott                                                   45                   5,315
         Summerfield Suites                                                           6                     759
         Sunrise Suites                                                               1                      96
---------------------------------------------------------------------------------------------------------------
                                                                                     52                   6,170
---------------------------------------------------------------------------------------------------------------
Mid-Priced Extended-Stay
         TownePlace Suites by Marriott                                                1                      95
---------------------------------------------------------------------------------------------------------------
                                                                                      1                      95
---------------------------------------------------------------------------------------------------------------
Limited Service
         Hampton Inn                                                                 12                   1,526
         Courtyard by Marriott                                                        1                     136
         Holiday Inn Express                                                          1                     204
---------------------------------------------------------------------------------------------------------------
                                                                                     14                   1,866
---------------------------------------------------------------------------------------------------------------
                                                                                     67                   8,131
===============================================================================================================

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

                                                            Three Months ended          Percentage
                                                                 March 31,               increase
                                                           ---------------------
                                                           2001             2000        (decrease)
---------------------------------------------------------------------------------------------------
Portfolio (1)
--------------------------------------------------------
ADR                                                        $113.75        $105.76                7.6%
Occupancy                                                     74.8%          76.9%              (2.7)
RevPAR                                                     $ 85.10        $ 81.31                4.7


By Type
--------------------------------------------------------
Upscale Extended-Stay Hotels (2)
  ADR                                                      $118.39        $109.64                8.0
  Occupancy                                                   77.5%          80.6%              (3.8)
  RevPAR                                                   $ 91.79        $ 88.37                3.9


Limited Service Hotels (3)
  ADR                                                      $ 98.28        $ 91.06                7.9
  Occupancy                                                   65.8%          65.7%               0.1
  RevPAR                                                   $ 64.66        $ 59.85                8.0

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

         For comparability purposes only, assuming that the amount included in "Deferred rent revenue" at March 31, 2001 and 2000 was earned at March 31, 2001 and 2000, the Company would have had Percentage Lease revenue of $29,843,000 from the Lessees for the three months ended March 31, 2001 compared with $28,459,000 for the three months ended March 31, 2000.

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

Cash Flow Analysis

         Cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 2001 and 2000 were $22,854,000 and $21,741,000, including approximately $7,230,000 and $6,405,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included approximately $11,441,000 and $7,645,000 at March 31, 2001 and 2000, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

         Net cash provided by operating activities for the three months ended March 31, 2001 and 2000 was $19,535,000 and $19,444,000, respectively.

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

         The following table presents the Company's calculations of FFO and FFO per share for the three months ended March 31, 2001 and 2000 (in thousands, except share and per share data):

                                                    2001              2000
-----------------------------------------------------------------------------
Net loss applicable to
     common shareholders                        $    (6,003)      $    (6,738)
Minority interest, common                              (238)             (303)
Minority interest, preferred                          1,122             1,173
Depreciation                                         10,026             9,608
Preferred share dividends                             2,496             2,496
Deferred rent revenue                                13,586            12,965
-----------------------------------------------------------------------------
FFO                                             $    20,989       $    19,201
-----------------------------------------------------------------------------
Denominator for diluted
     earnings per share                          34,475,503        34,192,607
Weighted average
     Common Units                                 1,376,874         1,559,515
     Preferred Units                              3,944,089         4,063,329
     Convertible
       preferred shares                           6,857,493         6,857,493
-----------------------------------------------------------------------------
Denominator for FFO
     per share                                   46,653,959        46,672,944
-----------------------------------------------------------------------------
FFO per share                                   $      0.45       $      0.41
=============================================================================
Forward-Looking Statements

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

For debt obligations outstanding at March 31, 2001, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                              Fair
                                  2001      2002      2003      2004      2005     Thereafter     Total       Value
-------------------------------------------------------------------------------------------------------------------
Debt
   Fixed rate                    $5,285    $3,467    $4,563    $4,890    $5,890      $211,307    $235,402    $235,402
     Average interest rate         6.13%     7.65%     7.56%     7.57%     7.59%         7.54%       7.51%
   Variable rate                     --     4,000        --        --        --        10,000      14,000      14,000
     Average interest rate           --      6.48%       --        --        --          3.65%       4.46%

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

                                      INNKEEPERS USA TRUST


                                      /s/ Gregory M. Fay
                                      ---------------------------------------
August 3, 2001                        Gregory M. Fay
------------------
                                      Chief Accounting and Administrative
                                      Officer and Principal Accounting Officer