Form 10-Q
period 2001-06-30
INNKEEPERS USA TRUST/FL
filed 2001-08-13
CIK 926866

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001


                        Commission File Number 0-24568


                             INNKEEPERS USA TRUST
            (Exact name of registrant as specified in its charter)


            Maryland                               65-0503831
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)              Identification Number)

   306 Royal Poinciana Way,                 Telephone (561) 835-1800
   Palm Beach, Florida 33480             (Registrant's telephone number
(Address of principal executive               including area code)
 offices)



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



                   X   Yes               _____ No
                 -----

The number of common shares of beneficial interest, $.01 par value, outstanding on August 1, 2001, was 34,759,786.

                             INNKEEPERS USA TRUST

                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I    Financial Information

Item 1.   Financial Statements

          INNKEEPERS USA TRUST
          --------------------

          Consolidated Balance Sheets at June 30, 2001
           (unaudited) and December 31, 2000                               1

          Consolidated Statements of Income for the
           three and six months ended June 30, 2001 and
           2000 (unaudited)                                                2

          Consolidated Statements of Cash Flows for the
           six months ended June 30, 2001 and 2000
           (unaudited)                                                     3

          Notes to Consolidated Financial Statements                       4

          INNKEEPERS HOSPITALITY
          ----------------------

          Combined Balance Sheets at June 30, 2001
           (unaudited) and December 31, 2000                               7

          Combined Statements of Income for the three
           and six months ended June 30, 2001 and
           2000 (unaudited)                                                8

          Combined Statements of Cash Flows for the six
           months ended June 30, 2001 and 2000 (unaudited)                 9

          Notes to Combined Financial Statements                          10

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      19

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders             20

Item 6.   Exhibits and Reports on Form 8-K                                20

          Signature                                                       21

Innkeepers USA Trust
Consolidated Balance Sheets
(in thousands, except share data)

                                                                          June 30,           December 31,
                                                                            2001                2000
                                                                        (unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS
Investment in hotel properties:
  Land and improvements                                                    $  98,791            $  96,204
  Buildings and improvements                                                 641,773              631,042
  Furniture and equipment                                                    100,014               97,949
  Renovations in process                                                      12,948                  171
  Hotels under development                                                     4,127               12,106
----------------------------------------------------------------------------------------------------------
                                                                             857,653              837,472
  Accumulated depreciation                                                  (143,574)            (123,563)
----------------------------------------------------------------------------------------------------------
  Net investment in hotel properties                                         714,079              713,909

Cash and cash equivalents                                                     11,725               14,410
Restricted cash and cash equivalents                                          18,742               18,667
Due from Lessees                                                              14,701               12,190
Deferred expenses, net                                                         4,324                4,537
Other assets                                                                   1,376                1,442
----------------------------------------------------------------------------------------------------------
      Total assets                                                         $ 764,947            $ 765,155
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                       $ 255,642            $ 246,185
Accounts payable and accrued expenses                                          7,276                7,061
Distributions payable                                                         13,689               13,061
Deferred rent revenue                                                         24,206                   --
Minority interest in Partnership                                              53,726               58,304
----------------------------------------------------------------------------------------------------------
      Total liabilities                                                      354,539              324,611
----------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred shares, $0.01 par value, 20,000,000 shares
    authorized, 4,630,000 shares issued and outstanding                      115,750              115,750
  Common shares, $0.01 par value, 100,000,000 shares authorized,
    34,759,786 and 34,758,786 issued and outstanding, respectively               348                  348
  Additional paid-in capital                                                 367,565              368,025
  Unearned compensation                                                       (4,153)              (4,821)
  Distributions in excess of net earnings                                    (69,102)             (38,758)
----------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                             410,408              440,544
----------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                           $ 764,947            $ 765,155
==========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Income
(in thousands, except per share data)

                                                          Three  Months Ended          Six  Months Ended
                                                                June 30,                    June 30,
                                                      -------------------------------------------------------
                                                           2001         2000           2001         2000
                                                        (unaudited)  (unaudited)    (unaudited)  (unaudited)
-------------------------------------------------------------------------------------------------------------
Revenue:
  Percentage Lease revenue                                 $18,500      $19,410       $ 34,757     $ 34,904
  Other revenue                                                462          386            881          763
-------------------------------------------------------------------------------------------------------------
       Total revenue                                        18,962       19,796         35,638       35,667
-------------------------------------------------------------------------------------------------------------

Expenses:
  Depreciation                                               9,985        9,587         20,011       19,195
  Amortization of franchise costs                               15           17             30           34
  Ground rent                                                  120          117            239          232
  Interest expense                                           4,766        4,445          9,325        9,133
  Amortization of loan origination fees                        225          228            447          495
  Real estate and personal property taxes and                2,640        2,918          5,366        5,946
         property insurance
  General and administrative                                   871          920          2,063        2,112
  Other nonrecurring charges                                    --          200            100          200
  Amortization of unearned compensation                        338          251            678          579
-------------------------------------------------------------------------------------------------------------
       Total expenses                                       18,960       18,683         38,259       37,926
-------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest                           2        1,113         (2,621)      (2,259)
Minority interest, common                                      130          120            368          423
Minority interest, preferred                                (1,121)      (1,174)        (2,243)      (2,347)
Extraordinary loss                                              --         (240)            --         (240)
-------------------------------------------------------------------------------------------------------------
Net loss                                                      (989)        (181)        (4,496)      (4,423)
Preferred share dividends                                   (2,496)      (2,496)        (4,992)      (4,992)
-------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                 $(3,485)     $(2,677)       ($9,488)     ($9,415)
=============================================================================================================

Earnings (loss) per share data:
  Basic - before extraordinary loss                        $ (0.10)     $ (0.07)      $  (0.28)    $  (0.27)
  Extraordinary loss                                            --        (0.01)            --        (0.01)
-------------------------------------------------------------------------------------------------------------
  Basic                                                    $ (0.10)     $ (0.08)      $  (0.28)    $  (0.28)
=============================================================================================================

  Diluted  - before extraordinary loss                     $ (0.10)     $ (0.07)      $  (0.28)    $  (0.27)
  Extraordinary loss                                            --        (0.01)            --        (0.01)
-------------------------------------------------------------------------------------------------------------
  Diluted                                                  $ (0.10)     $ (0.08)      $  (0.28)    $  (0.28)
=============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
(in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                    -------------------------------------------
                                                                                 2001                   2000
                                                                              (unaudited)            (unaudited)
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                                      $ (4,496)               $ (4,423)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                                                 21,166                  20,303
   Minority interests                                                             1,875                   1,924
   Deferred rent revenue                                                         24,206                  26,096
   Extraordinary loss                                                                --                     240
   Changes in operating assets and liabilities:
     Due from Lessees                                                            (2,511)                 (2,933)
     Other assets                                                                    66                     227
     Accounts payable and accrued expenses                                          215                     159
---------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                     40,521                  41,593
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Investment in hotel properties                                                 (20,235)                 (9,284)
 Net deposits into restricted cash accounts                                         (75)                 (3,067)
---------------------------------------------------------------------------------------------------------------
   Net cash used by investing activities                                        (20,310)                (12,351)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from debt issuance                                                     14,000                  11,000
 Payments on debt                                                                (4,543)                 (8,261)
 Dividend reinvestment plan and shelf registration costs paid                       (24)                    (10)
 Distributions paid to unit holders                                              (3,102)                 (3,220)
 Distributions paid to shareholders                                             (25,152)                (24,410)
 Redemption of units                                                             (3,865)                    (51)
 Loan origination fees and costs paid                                              (210)                 (1,206)
---------------------------------------------------------------------------------------------------------------
   Net cash used by financing activities                                        (22,896)                (26,158)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             (2,685)                  3,084
Cash and cash equivalents at beginning of period                                 14,410                   4,404
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 11,725                $  7,488
---------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
 Interest paid                                                                 $  8,911                $  9,245
===============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Notes to Consolidated Financial Statements

1.   ORGANIZATION

     Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at June 30, 2001, owned interests in 67 hotels with an aggregate of 8,131 rooms/suites (the "Hotels") through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). The Hotels are comprised of 45 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one Sunrise Suites hotel, one TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel and one Holiday Inn Express hotel. The Hotels are located in 23 states, with 11 hotels located in California, five each in Washington, Florida, and Michigan, and four each in Illinois and Texas.

     The Company leases 60 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively the "IH Lessee") and seven of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and, together with the IH Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). An officer of the Company is the majority shareholder of the IH Lessee. A trustee of the Company is a director of the Summerfield Lessee.

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

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

                                                                   Three Months Ended                       Six Months Ended
                                                                        June 30,                                June 30,
                                                            --------------------------------      ---------------------------------
                                                                     2001               2000                  2001             2000
     ------------------------------------------------------------------------------------------------------------------------------
     Numerator:
      Net loss                                               $       (989)       $      (181)          $    (4,496)     $    (4,423)
      Preferred share dividends                                    (2,496)            (2,496)               (4,992)          (4,992)
     ------------------------------------------------------------------------------------------------------------------------------
      Net loss applicable to common                                (3,485)            (2,677)               (9,488)          (9,415)
            shareholders
      Extraordinary loss                                               --                240                    --              240
     ------------------------------------------------------------------------------------------------------------------------------
      Net loss applicable to common                          $     (3,485)       $    (2,437)          $    (9,488)     $    (9,175)
            shareholders before extraordinary loss
     ------------------------------------------------------------------------------------------------------------------------------
     Denominator:
      Denominator for basic earnings per share -               34,288,716         34,193,485            34,288,198       34,192,968
            weighted average shares
      Effect of dilutive securities:                               77,434                379                86,079              190
            Stock options
            Restricted shares                                     112,503             31,158               102,802           15,657
     ------------------------------------------------------------------------------------------------------------------------------
      Denominator for diluted earnings per share -             34,478,653         34,225,022            34,477,079       34,208,815
            weighted average shares and
            assumed conversions
     ------------------------------------------------------------------------------------------------------------------------------

     Earnings (loss) per share data:
      Basic - before extraordinary loss                      $      (0.10)       $     (0.07)          $     (0.28)     $     (0.27)
      Extraordinary loss                                               --              (0.01)                   --            (0.01)
     ------------------------------------------------------------------------------------------------------------------------------
      Basic                                                  $      (0.10)       $     (0.08)          $     (0.28)     $     (0.28)
     ------------------------------------------------------------------------------------------------------------------------------


      Diluted - before extraordinary loss                    $      (0.10)       $     (0.07)          $     (0.28)     $     (0.27)
      Extraordinary loss                                               --              (0.01)                   --            (0.01)
     ------------------------------------------------------------------------------------------------------------------------------
      Diluted                                                $      (0.10)       $     (0.08)          $     (0.28)     $     (0.28)
     ------------------------------------------------------------------------------------------------------------------------------

     The Series A Preferred Shares are anti-dilutive and not included in the calculation of diluted earnings (loss) per share. Due to the losses incurred during the first and second quarters of 2001 and 2000, the denominator used for calculating diluted earnings (loss) per share is the same as the denominator for basic earnings (loss) per share.

3.   COMMITMENTS

     The Company is developing a 174-room Residence Inn by Marriott hotel in Saddle River, New Jersey. An affiliate of Marriott International, Inc. ("Marriott") had contracted to purchase the site on which this hotel would be located from an unaffiliated seller. In March 2001, the Company assumed the purchase contract from Marriott and purchased the site from the unaffiliated seller. The Company also reimbursed Marriott for their costs incurred in the development of the hotel to the date the Company closed on the land. At June 30, 2001, the Company had invested approximately $4,127,000 in the proposed development, which includes the land cost of approximately $3,000,000. Construction commenced in June 2001 and the total cost of this project is currently estimated to be approximately $25 million. Completion of the project is anticipated in the third quarter of 2002. The development costs are expected to be funded by borrowings under the Company's Line of Credit. An affiliate of the IH Lessee is expected to lease or manage the hotel upon completion.

4.   UNCERTAINTIES

     In May 2000, the Company's former Executive Vice President and Chief Operating Officer (who is the minority shareholder of the IH Lessee) filed suit against the Company and certain officers of the Company. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company. The Company has in place insurance policies intended to protect against losses from certain claims (such as several of the claims made in this suit) and costs to defend such claims. Moreover, the Company believes that the claims are without merit and is aggressively defending against all allegations. Accordingly, the Company has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies. In the six months ended June 30, 2001 and 2000, the Company accrued $100,000 and $200,000, respectively, in provisions for such legal defense costs.

5.   SUBSEQUENT EVENT

     On July 31, 2001 the Company entered into an amendment of its $130,000,000 Line of Credit. The amendment extended the maturity date to July 31, 2004 and increased the commitment amount to $135,000,000. All other terms and conditions of the Line of Credit remain substantially unchanged.

Innkeepers Hospitality
Combined Balance Sheets
(in thousands, except share data)

                                                                         June  30,               December 31,
                                                                           2001                     2000
                                                                         (unaudited)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $17,699                 $16,134
 Marketable securities                                                           3,660                   3,330
 Accounts receivable, net                                                        8,519                   7,951
 Prepaid expenses                                                                  347                      69
--------------------------------------------------------------------------------------------------------------
   Total current assets                                                         30,225                  27,484

Other assets                                                                       161                      64
--------------------------------------------------------------------------------------------------------------
   Total assets                                                                $30,386                 $27,548
==============================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $ 5,384                 $ 4,408
 Accrued expenses                                                                4,630                   4,372
 Payable to Manager                                                              3,323                   4,267
 Due to Partnership                                                             13,743                  13,020
--------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                    27,080                  26,067
Other long-term liabilities                                                        860                     937
--------------------------------------------------------------------------------------------------------------
   Total liabilities                                                            27,940                  27,004
--------------------------------------------------------------------------------------------------------------

Shareholders' equity:
 Common shares, $1 par value, 9,000 and 8,000 shares                                 9                       8
        authorized, issued and outstanding, respectively
 Additional paid-in capital                                                        480                     471
 Unrealized gain (loss) on marketable securities                                   217                    (113)
 Shareholder note receivable                                                    (1,270)                     --
 Retained earnings                                                               3,010                     178
--------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                    2,446                     544
--------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                  $30,386                 $27,548
==============================================================================================================

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
(in thousands)

                                                           Three Months Ended                             Six  Months Ended
                                                                June 30,                                      June 30,
                                               ----------------------------------------      --------------------------------------
                                                       2001                   2000                   2001                   2000
                                                   (unaudited)            (unaudited)            (unaudited)            (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Gross operating revenue:
 Rooms                                              $ 53,538              $ 57,644               $107,817                $109,823
 Food and beverage                                        64                    76                    138                     167
 Telephone                                             1,193                 1,603                  2,454                   3,168
 Other                                                 1,168                 1,037                  2,143                   2,015
---------------------------------------------------------------------------------------------------------------------------------
  Gross operating revenue                             55,963                60,360                112,552                 115,173

Departmental expenses:
 Rooms                                                10,515                11,639                 21,085                  22,372
 Food and beverage                                        69                    65                    147                     136
 Telephone                                               507                   581                    954                   1,036
 Other                                                   398                   467                    855                     930
---------------------------------------------------------------------------------------------------------------------------------
  Total departmental profit                           44,474                47,608                 89,511                  90,699
---------------------------------------------------------------------------------------------------------------------------------


Unallocated operating expenses:
 General and administrative                            4,061                 4,286                  8,381                   8,122
 Franchise and marketing fees                          3,497                 3,484                  6,956                   6,656
 Advertising and promotions                            2,628                 2,654                  5,452                   5,144
 Utilities                                             1,816                 1,816                  4,351                   3,942
 Repairs and maintenance                               2,346                 2,481                  4,725                   4,721
 Management fees                                         969                 1,367                  1,969                   2,630
----------------------------------------------------------------------------------------------------------------------------------
  Total unallocated operating expenses                15,317                16,088                 31,834                  31,215
----------------------------------------------------------------------------------------------------------------------------------


  Gross profit                                        29,157                31,520                 57,677                  59,484
Insurance                                               (377)                 (324)                  (539)                   (499)
Lessee overhead                                       (1,007)                 (856)                (2,344)                 (1,950)
Percentage lease expense                             (25,668)              (28,813)               (51,962)                (53,987)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                             2,105                 1,527                  2,832                   3,048
Other comprehensive income -
       unrealized gains on
       marketable securities                             293                   268                    330                     251
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                $  2,398              $  1,795               $  3,162                $  3,299
==================================================================================================================================

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
(in thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                               ----------------------------------------------
                                                                          2001                     2000
                                                                       (unaudited)              (unaudited)
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                $ 2,832                  $ 3,048
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                                  25                       28
  Changes in operating assets and liabilities:
   Accounts receivable                                                        (568)                  (5,646)
   Prepaid expenses                                                           (278)                      93
   Accounts payable                                                            976                    1,382
   Accrued expenses                                                            258                      768
   Payable to Manager                                                         (944)                     466
   Due to Partnership                                                          723                    2,973
-------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                  3,024                    3,112
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Repayment of advances from Partnership                                        (77)                      --
 Purchase of property and equipment                                           (122)                      --
-------------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                                       (199)                      --
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Distributions paid                                                             --                   (2,549)
 Advances to shareholder                                                    (1,270)                      --
 Issuance of common shares                                                      10                       --
-------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                          (1,260)                  (2,549)
-------------------------------------------------------------------------------------------------------------

 Net increase in cash and cash equivalents                                   1,565                      563

 Cash and cash equivalents at beginning of period                           16,134                   17,849
-------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period                                $17,699                  $18,412
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements

1.   ORGANIZATION

     Innkeepers Hospitality, Inc. and other affiliated entities (collectively "IH" or the "IH Lessee"), are under common control and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). The principal shareholder of the IH Lessee is Jeffrey H. Fisher, who is the Chairman, Chief Executive Officer and President of Innkeepers. The IH Lessee leased 60 hotels (the "IH Leased Hotels") from the Company at June 30, 2001.

     The IH Lessee operates 43 of the IH Leased Hotels and wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 17 of the IH Leased Hotels.

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

2.   UNCERTAINTIES

     In May 2000, the minority shareholder of the IH Lessee (who was also the IH Lessee's former President and the Company's former Executive Vice President and Chief Operating Officer) filed suit against the IH Lessee, Mr. Fisher and another employee of the IH Lessee. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the IH Lessee. The IH Lessee has in place insurance policies intended to protect against losses from certain claims (such as several of the claims made in this suit) and costs to defend such claims. Moreover, the IH Lessee believes that the claims are without merit and is aggressively defending against all allegations. Accordingly, the IH Lessee has not recorded any loss provision relative to damages sought by the former executive.

3.   RELATED PARTY TRANSACTIONS

     The IH Lessee has a note receivable from its majority shareholder in the amount of $1,270,092 at June 30, 2001. Each advance under the note bears interest at the applicable federal rate in effect at the time of the advance, and the note matures on March 1, 2002.

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

The Hotels

     The following chart sets forth certain information with respect to the Hotels at June 30, 2001:

Franchise Affiliation                                                               Number of          Number of
                                                                                     Hotels          Rooms/Suites
-------------------------------------------------------------------------------------------------------------------
Upscale Extended-Stay
     Residence Inn by Marriott                                                         45               5,315
     Summerfield Suites                                                                 6                 759
     Sunrise Suites                                                                     1                  96
-------------------------------------------------------------------------------------------------------------------
                                                                                       52               6,170
-------------------------------------------------------------------------------------------------------------------
Mid-Priced Extended-Stay
     TownePlace Suites by Marriott                                                      1                  95
-------------------------------------------------------------------------------------------------------------------
                                                                                        1                  95
-------------------------------------------------------------------------------------------------------------------
Limited Service
     Hampton Inn                                                                       12               1,526
     Courtyard by Marriott                                                              1                 136
     Holiday Inn Express                                                                1                 204
-------------------------------------------------------------------------------------------------------------------
                                                                                       14               1,866
-------------------------------------------------------------------------------------------------------------------
                                                                                       67               8,131
-------------------------------------------------------------------------------------------------------------------

Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 66 of the Hotels are presented in the following table. Results were excluded for such comparison for one hotel (Residence Inn by Marriott - Tysons Corner, VA) which was not open during the first and second quarter of 2000. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                           Three Months Ended   Percentage   Six Months ended   Percentage
                                                June 30,         increase        June 30,        increase
                                        ---------------------             --------------------
                                            2001       2000    (decrease)     2001      2000    (decrease)
-----------------------------------------------------------------------------------------------------------
Portfolio (1)
----------------------------------------
ADR                                        $107.67    $106.77      0.8%   $110.65   $106.29     4.1%
Occupancy                                     76.8%      83.6%    (8.1)      75.8%     80.3%   (5.5)
RevPAR                                     $ 82.71    $ 89.29     (7.4)   $ 83.90   $ 85.30    (1.6)

By Type
----------------------------------------
Upscale Extended Stay Hotels (2)
 ADR                                       $112.42    $112.33      0.1    $115.36   $111.03     3.9
 Occupancy                                    78.8%      86.3%    (8.7)      78.2%     83.4%   (6.3)
 RevPAR                                    $ 88.58    $ 96.89     (8.6)   $ 90.17   $ 92.63    (2.7)

Limited Service Hotels (3)
 ADR                                       $ 91.91    $ 87.40      5.2    $ 94.97   $ 89.11     6.6
 Occupancy                                    70.3%      75.2%    (6.6)      68.0%     70.5%   (3.5)
 RevPAR                                    $ 64.59    $ 65.76     (1.8)   $ 64.62   $ 62.81     2.9

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

     The effect of the application of SAB 101 on the financial statements for the three months ended June 30, 2001 and 2000 was to decrease Percentage Lease revenue by $10,620,000 and $13,131,000, respectively for financial reporting purposes. At June 30, 2001 and 2000, "Deferred rent revenue" of $24,206,000 and $26,096,000, respectively, represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2001 or 2000, as appropriate. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized for financial reporting purposes.

For comparability purposes only, assuming that the amount included in "Deferred rent revenue" at June 30, 2001 and 2000 was earned at June 30, 2001 and 2000, the Company would have had Percentage Lease revenue of $58,963,000 from the Lessees for the six months ended June 30, 2001 compared with $61,000,000 for the six months ended June 30, 2000.

Comparison of the Three Months Ended June 30, 2001 ("2001") to the Three Months Ended June 30, 2000 ("2000")

     The decrease in Percentage Lease revenue for 2001 from 2000 is due to a decrease in percentage rents earned as a result of the decline in RevPAR of 7.4% for the quarter partially offset by the increase in base rent as of January 1, 2001, generally based on increases in the consumer price index, in accordance with the Percentage Leases.

     Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $10,563,000 in the aggregate for 2001 compared with $10,083,000 for 2000. The increase in Depreciation and Amortization was primarily due to the depreciation on the Company's hotel in Tysons Corner, VA (which opened on January 8, 2001) and renovations completed at the Hotels during 2000.

     Interest expense for 2001 was $4,766,000 compared with $4,445,000 for 2000. This increase is due primarily to increased borrowings of approximately $11,000,000 and the capitalization of interest on the Company's costs incurred in the development of its hotel in Tysons Corner, VA in 2000, which was partially offset by principal reductions on the Company's amortizing debt and decreases in the interest rates on the Company's variable rate debt.

     Real estate and personal property taxes and property insurance decreased by approximately 10% in 2001 compared with 2000, due primarily to a reduction in real estate tax accruals for certain hotels, which was partially offset by the real estate and personal property taxes and property insurance on the Company's hotel in Tysons Corner, VA.

     General and administrative expenses remained relatively constant in 2001 compared with 2000, $871,000 in 2001 and $920,000 in 2000, and remained at 4.6%
of total revenue.

     Net loss applicable to common shareholders for 2001 was $(3,485,000), or $(0.10) per diluted share, compared with $(2,677,000), or $(0.08) per diluted share, for 2000. This change is due primarily to the factors discussed previously.

Comparison of the Six Months Ended June 30, 2001 ("2001") to the Six Months Ended June 30, 2000 ("2000")

     The decrease in Percentage Lease revenue for 2001 from 2000 is due to a decrease in percentage rents earned as a result of the decline in RevPAR of 1.6% for the period partially offset the increase in base rent as of January 1, 2001, generally based on increases in the consumer price index, in accordance with the Percentage Leases.

     Depreciation and Amortization were $21,166,000 in the aggregate for 2001 compared with $20,303,000 for 2000. The increase in Depreciation and Amortization was primarily due to the depreciation on the Company's hotel in Tysons Corner, VA and renovations completed at the Hotels during 2000.

     Interest expense for 2001 was $9,325,000 compared with $9,133,000 for 2000. This increase is due primarily to increased borrowings of approximately $11,000,000 during the second quarter and the capitalization of interest on the Company's costs incurred in the development of its hotel in Tysons Corner, VA in 2000, which was partially offset by principal reductions on the Company's amortizing debt and decreases in the interest rates on the Company's variable rate debt.

     Real estate and personal property taxes and property insurance decreased by approximately 10% in 2001 compared with 2000, due primarily to a reduction in real estate tax accruals for certain hotels, which was partially offset by the real estate and personal property taxes and property insurance on the Company's hotel in Tysons Corner, VA.

     General and administrative expenses remained relatively constant in 2001 compared with 2000, $2,063,000 in 2001 and $2,112,000 in 2000, and decreased as a percentage of total revenue to 5.8% in 2001 from 5.9% in 2000.

     Net loss applicable to common shareholders for 2001 was $(9,488,000), or $(0.28) per diluted share, compared with $(9,415,000), or $(0.28) per diluted share, for 2000.

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

Cash Flow Analysis

     Cash and cash equivalents (including restricted cash and cash equivalents) at June 30, 2001 and 2000 were $30,467,000 and $22,827,000, including approximately $7,526,000 and $7,093,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included approximately $11,216,000 and $8,246,000 at June 30, 2001 and 2000,
respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

     Net cash provided by operating activities for the six months ended June 30, 2001 and 2000 was $40,521,000 and $41,593,000, respectively.

     Net cash used in investing activities was $20,310,000 for the six months ended June 30, 2001. This was comprised primarily of (a) renovations at certain hotels of approximately $14,611,000, (b) development costs on the Company's project in Tyson's Corner, Virginia of approximately $1,496,000 and (c) costs on the Company's hotel development in Saddle River, New Jersey of approximately $4,127,000.

     Net cash used in investing activities was $12,351,000 for the six months ended June 30, 2000. This was comprised primarily of (a) renovations at certain hotels of approximately $6,415,000, (b) net deposits into restricted cash accounts of approximately $3,067,000 and (c) development costs on the Company's project in Tyson's Corner, Virginia of approximately $2,869,000.

     Net cash used by financing activities was $22,896,000 for the six months ended June 30, 2001, consisting primarily of distributions paid of approximately $28,254,000, the redemption of 178,860 Preferred Units and 150,099 Common Units in the Partnership for approximately $3,865,000 and principal payments on amortizing debt of approximately $1,543,000 which was partially offset by net borrowings under the Line of Credit of approximately $11,000,000.

     Net cash used by financing activities was $26,158,000 for the six months ended June 30, 2000, consisting primarily of distributions paid of approximately $27,630,000, payments on debt of approximately $8,261,000 and loan origination fees and costs paid of $1,206,000, which were partially offset by borrowings under the Line of Credit of approximately $11,000,000.

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

Financing

     In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company's investments are insufficient to fund such needs. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has bank funding commitments remaining under its Line of Credit of approximately $114,000,000 at June 30, 2001.

     The following table summarizes certain information concerning the Company's debt at June 30, 2001:

  Investment in hotels, at cost                                  $857,653,000
  Debt                                                            255,642,000
  Percentage of debt to investment in hotels, at cost                    29.8%
  Percentage of fixed rate debt to total debt                            91.8%
  Weighted average implied interest rates on:
    Fixed rate debt                                                      7.51%
    Variable rate debt                                                   4.58%
    Total debt                                                           7.27%
  Number of hotels properties:
    Collateralized                                                         40
    Unencumbered                                                           27

     Certain debt coverage ratios for the Company are as follows for the twelve months ended June 30, 2001: (a) interest coverage ratio (EBITDA divided by interest expense) of 5.9x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.6x, and (c) total debt to EBITDA of 2.3x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels. The Company includes rent deferred under SAB 101 in its calculation of EBITDA.

     The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at June 30, 2001, a 100 basis point increase in the LIBOR rate would increase annual interest charges $110,000.

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

     We believe that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet most of the routine expenditures for furniture and equipment at the Hotels. However, due primarily to renovations and upgrades that are required by Marriott at certain of our Residence Inn by Marriott hotels that are 15 years old or older, we expect to spend, in total, substantially more than we are required to make available under the Percentage Leases. We currently estimate that we will spend between $30,000,000 and $35,000,000 in capital expenditures at the Hotels in 2001. To the extent that we spend more than the amount of our undistributed cash, we intend to borrow under our Line of Credit.

     The Company is developing a 174-room Residence Inn by Marriott hotel in Saddle River, New Jersey. An affiliate of Marriott International, Inc. ("Marriott") had contracted to purchase the site on which this hotel would be located from an unaffiliated seller. In March 2001, the Company assumed the purchase contract from Marriott and purchased the site from the unaffiliated seller. The Company also reimbursed Marriott for their costs incurred in the development of the hotel to the date the Company closed on the land. At June 30, 2001, the Company had invested approximately $4,127,000 in the proposed development, which includes the land cost of approximately $3,000,000. Construction commenced in June 2001 and the total cost of this project is currently estimated to be approximately $25 million. Completion of the project is anticipated in the third quarter of 2002. The development costs are expected to be funded by borrowings under the Company's Line of Credit. An affiliate of the IH Lessee is expected to lease or manage the hotel upon completion.

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

     The following table presents the Company's calculations of FFO and FFO per share (in thousands, except share and per share data):

                                                Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                        ----------------------------------    --------------------------------
                                             2001                2000              2001               2000
--------------------------------------------------------------------------------------------------------------
Net loss applicable to
  common shareholders                   $    (3,485)         $    (2,677)     $    (9,488)       $    (9,415)
Minority interest, common                      (130)                (120)            (368)              (423)
Minority interest, preferred                  1,121                1,174            2,243              2,347
Extraordinary loss                               --                  240               --                240
Depreciation                                  9,985                9,587           20,011             19,195
Preferred share dividends                     2,496                2,496            4,992              4,992
Deferred rent revenue                        10,620               13,131           24,206             26,096
--------------------------------------------------------------------------------------------------------------
FFO                                     $    20,607          $    23,831      $    41,596        $    43,032
==============================================================================================================

Denominator for diluted
  earnings per share                     34,478,653           34,225,022       34,477,079         34,208,815
Weighted average
  Common Units                            1,317,378            1,556,639        1,346,962          1,558,077
  Preferred Units                         3,884,469            4,063,329        3,914,114          4,063,329
  Convertible
   preferred shares                       6,857,493            6,857,493        6,857,493          6,857,493
--------------------------------------------------------------------------------------------------------------
Denominator for FFO per share            46,537,993           46,702,483       46,595,648         46,687,714
--------------------------------------------------------------------------------------------------------------
FFO Per share                           $      0.44          $      0.51      $      0.89        $      0.92
==============================================================================================================

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

                             INNKEEPERS USA TRUST
                         QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and debt. At June 30, 2001, the Company had total outstanding indebtedness of approximately $255,642,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 91.8% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.51% at June 30, 2001. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at June 30, 2001, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                    Fair
                              2001     2002     2003      2004     2005   Thereafter    Total      Value
----------------------------------------------------------------------------------------------------------
Debt
 Fixed rate                 $4,525   $3,467   $4,563   $ 4,890   $5,890     $211,307   $234,642   $234,642
  Average interest rate       5.89%    7.65%    7.56%     7.57%    7.59%        7.54%      7.51%
 Variable rate                  --       --       --    11,000       --       10,000     21,000     21,000
  Average interest rate         --       --       --      5.84%      --         3.20%      4.58%

The table incorporates only those exposures that exist as of June 30, 2001 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                             INNKEEPERS USA TRUST

                          PART II - OTHER INFORMATION

  ITEM 4  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on May 2, 2001 for the following purposes:

  . Elect one Class I trustee to serve on the Board of Trustees until the annual meeting of shareholders in 2004 or until his successor has been duly elected and qualified.

     Shareholders voted to elect one Class I trustee, Mr. Jack P. DeBoer, with 31,878,366 shares voted for Mr. DeBoer (398,125 votes withheld authority).

     The terms of trustees Miles Berger, Jeffrey H. Fisher, Thomas P. Crocker,
C. Gerald Goldsmith and Rolf E. Ruhfus continued after the annual meeting of shareholders.

  ITEM 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits - none

     (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant in the three months ending June 30, 2001

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        INNKEEPERS USA TRUST


                                        /s/ Gregory M. Fay
                                        ------------------------------
August 8, 2001                          Gregory M. Fay
--------------                          Chief Accounting Officer
                                        (Principal Accounting Officer)