Form 10-Q
period 2001-09-30
INNKEEPERS USA TRUST/FL
filed 2001-11-09
CIK 926866

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001


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



                   X   Yes               _____ No
                 -----

The number of common shares of beneficial interest, $.01 par value, outstanding on November 1, 2001, was 34,774,156.

                              INNKEEPERS USA TRUST

                                     INDEX

                                                                     Page Number
                                                                     -----------

PART I   Financial Information

Item 1.  Financial Statements

         INNKEEPERS USA TRUST
         --------------------

         Consolidated Balance Sheets at September 30, 2001
           (unaudited) and December 31, 2000                               1

         Consolidated Statements of Income for the three
           and nine months ended September 30, 2001 and 2000
           (unaudited)                                                     2

         Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2001 and 2000 (unaudited)       3

         Notes to Consolidated Financial Statements                        4

         INNKEEPERS HOSPITALITY
         ----------------------

         Combined Balance Sheets at September 30, 2001
           (unaudited) and December 31, 2000                               7

         Combined Statements of Income for the three
           and nine months ended September 30, 2001 and
           2000 (unaudited)                                                8

         Combined Statements of Cash Flows for the nine
           months ended September 30, 2001 and 2000
           (unaudited)                                                     9

         Notes to Combined Financial Statements                           10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 20

         Signature                                                        21

Innkeepers USA Trust
Consolidated Balance Sheets
(in thousands, except share data)


                                                                           September 30,           December 31,
                                                                               2001                   2000
                                                                           (unaudited)
                                                                           -------------           -----------
ASSETS
Investment in hotel properties:
 Land and improvements                                                       $  99,061               $  96,204
 Buildings and improvements                                                    640,764                 631,042
 Furniture and equipment                                                        93,099                  97,949
 Renovations in process                                                         17,489                     171
 Hotels under development                                                        5,312                  12,106
                                                                             ---------                --------
                                                                               855,725                 837,472
 Accumulated depreciation                                                     (145,222)               (123,563)
                                                                             ---------               ---------
 Net investment in hotel properties                                            710,503                 713,909

Cash and cash equivalents                                                        8,510                  14,410
Restricted cash and cash equivalents                                            18,639                  18,667
Due from Lessees                                                                11,954                  12,190
Deferred expenses, net                                                           4,751                   4,537
Other assets                                                                     1,141                   1,442
                                                                             ---------               ---------
   Total assets                                                              $ 755,498               $ 765,155
                                                                             ---------               ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                         $ 251,880               $ 246,185
Accounts payable and accrued expenses                                            7,502                   7,061
Distributions payable                                                           13,688                  13,061
Deferred rent revenue                                                           19,504                      --
Minority interest in Partnership                                                53,496                  58,304
                                                                             ---------               ---------
   Total liabilities                                                           346,070                 324,611
                                                                             ---------               ---------

Shareholders' equity:
 Preferred shares, $0.01 par value, 20,000,000 shares
  authorized, 4,630,000 shares issued and outstanding                          115,750                 115,750
 Common shares, $0.01 par value, 100,000,000 shares authorized,
  34,774,156 and 34,758,786 issued and outstanding, respectively                   348                     348
 Additional paid-in capital                                                    367,727                 368,025
 Unearned compensation                                                          (3,818)                 (4,821)
 Distributions in excess of net earnings                                       (70,579)                (38,758)
                                                                             ---------               ---------
   Total shareholders' equity                                                  409,428                 440,544
                                                                             ---------               ---------
   Total liabilities and shareholders' equity                                $ 755,498               $ 765,155
                                                                             ---------               ---------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Income
(in thousands, except per share data)

                                                                Three  Months Ended                      Nine Months Ended
                                                                   September 30,                            September 30,
                                                            ------------------------------          -------------------------------
                                                              2001                2000                 2001                2000
                                                           (unaudited)         (unaudited)          (unaudited)         (unaudited)
                                                           -----------         -----------          -----------         -----------
Revenue:
 Percentage Lease revenue                                    $31,235             $38,272              $65,992             $73,176
 Other revenue                                                   316                 422                1,197               1,185
                                                             -------             -------              -------             -------
   Total revenue                                              31,551              38,694               67,189              74,361
                                                             -------             -------              -------             -------

Expenses:
 Depreciation                                                 10,016               9,605               30,027              28,800
 Amortization of franchise costs                                  15                  16                   45                  50
 Ground rent                                                     121                 119                  360                 351
 Interest expense                                              4,682               4,623               14,007              13,756
 Amortization of loan origination fees                           238                 206                  685                 701
 Real estate and personal property taxes and
  property insurance                                           2,553               2,826                7,919               8,772
 General and administrative (excluding
  amortization of unearned compensation)                         671                 819                2,734               2,931
 Other nonrecurring charges                                       --                 200                  100                 400
 Amortization of unearned compensation                           336                 250                1,014                 829
                                                             -------             -------              -------             -------
   Total expenses                                             18,632              18,664               56,891              56,590
                                                             -------             -------              -------             -------

Income before minority interest                               12,919              20,030               10,298              17,771
Minority interest, common                                       (348)               (700)                  20                (277)
Minority interest, preferred                                  (1,122)             (1,173)              (3,365)             (3,520)
Extraordinary loss                                                --                  --                   --                (240)
                                                             -------             -------              -------             -------
Net income                                                    11,449              18,157                6,953              13,734
Preferred share dividends                                     (2,496)             (2,496)              (7,488)             (7,488)
                                                             -------             -------              -------             -------
Net income (loss) applicable to common shareholders          $ 8,953             $15,661              $  (535)            $ 6,246
                                                             -------             -------              -------             -------

Earnings (loss) per share data:
 Basic - before extraordinary loss                           $  0.26             $  0.46              $ (0.02)            $  0.19
 Extraordinary loss                                               --                  --                   --               (0.01)
                                                             -------             -------              -------             -------
 Basic                                                       $  0.26             $  0.46              $ (0.02)            $  0.18
                                                             -------             -------              -------             -------
   Diluted  - before extraordinary loss                      $  0.26             $  0.43              $ (0.02)            $  0.19
   Extraordinary loss                                             --                  --                   --               (0.01)
                                                             -------             -------              -------             -------
 Diluted                                                     $  0.26             $  0.43              $ (0.02)            $  0.18
                                                             -------             -------              -------             -------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
(in thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                              ----------------------------------
                                                                                 2001                    2000
                                                                              (unaudited)             (unaudited)
                                                                              -----------             -----------
Cash flows from operating activities:
 Net income                                                                    $  6,953                $ 13,734
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                 31,771                  30,380
   Minority interests                                                             3,345                   3,797
   Deferred rent revenue                                                         19,504                  22,612
   Extraordinary loss                                                                --                     240
   Changes in operating assets and liabilities:
     Due from Lessees                                                               236                  (5,036)
     Other assets                                                                   301                     389
     Accounts payable and accrued expenses                                          441                     915
                                                                               --------                --------
   Net cash provided by operating activities                                     62,551                  67,031
                                                                               --------                --------
Cash flows from investing activities:
 Investment in hotel properties                                                 (26,685)                (16,707)
 Net withdrawals (deposits) into restricted cash accounts                            28                  (5,001)
                                                                               --------                --------
   Net cash used by investing activities                                        (26,657)                (21,708)
                                                                               --------                --------
Cash flows from financing activities:
 Proceeds from debt issuance                                                     19,500                  13,000
 Payments on debt                                                               (13,805)                (10,952)
 Dividend reinvestment plan and shelf registration costs paid                       (24)                    (23)
 Distributions paid to unit holders                                              (4,616)                 (4,829)
 Distributions paid to shareholders                                             (38,076)                (36,616)
 Redemption of units                                                             (3,893)                   (793)
 Loan origination fees and costs paid                                              (880)                 (1,236)
                                                                               --------                --------
   Net cash used by financing activities                                        (41,794)                (41,449)
                                                                               --------                --------
Net increase (decrease) in cash and cash equivalents                             (5,900)                  3,874
Cash and cash equivalents at beginning of period                                 14,410                   4,404
                                                                               --------                --------
Cash and cash equivalents at end of period                                     $  8,510                $  8,278
                                                                               --------                --------
Supplemental cash flow information:
 Interest paid                                                                 $ 13,622                $ 13,733
                                                                               --------                --------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Notes to Consolidated Financial Statements

1.   ORGANIZATION

     Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at September 30, 2001, owned interests in 67 hotels with an aggregate of 8,131 rooms/suites (the "Hotels") through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). Innkeepers (through a wholly-owned subsidiary) owns 34,774,156 Common Units, or 96.42% of the total Common Units, and all of the Series A Preferred Units of the Partnership at September 30, 2001. Third parties own 1,290,157 Common Units, or 3.58% of the total Common Units, and all of the Series B Preferred Units at September 30, 2001. The Hotels are comprised of 45 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one Sunrise Suites hotel, one TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel and one Holiday Inn Express hotel. The Hotels are located in 23 states, with 11 hotels located in California, five each in Washington, Florida, and Michigan, and four each in Illinois and Texas.

     At September 30, 2001, the Company leases 60 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively the "IH Lessee") and seven of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and, together with the IH Lessee, the "Lessees") pursuant to leases which provide for rent based on the room revenues of the Hotels ("Percentage Leases"). An officer of the Company is the majority shareholder of the IH Lessee. A trustee of the Company is a director of the Summerfield Lessee.

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

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                     --------------------------------          ----------------------------
                                                           2001               2000                  2001             2000
                                                     -------------      -------------          ------------     -----------
Numerator for basic EPS:
 Net income                                           $    11,449        $    18,157           $     6,953      $    13,734
 Preferred share dividends                                 (2,496)            (2,496)               (7,488)          (7,488)
                                                      -----------        -----------           -----------      -----------
 Net income (loss) applicable to common
       shareholders                                         8,953             15,661                  (535)           6,246
 Extraordinary loss                                            --                 --                    --              240
                                                      -----------        -----------           -----------      -----------
 Net income (loss) applicable to common
       shareholders before extraordinary loss         $     8,953        $    15,661           $      (535)     $     6,486
                                                      -----------        -----------           -----------      -----------
Numerator for diluted EPS:
 Net income                                           $    11,449        $    18,157           $     6,953      $    13,734
 Preferred share dividends                                 (2,496)                --                (7,488)          (7,488)
 Minority interest, preferred                                  --              1,173                    --               --
                                                      -----------        -----------           -----------      -----------
 Net income (loss) applicable to common
       shareholders                                         8,953             19,330                  (535)           6,246
 Extraordinary loss                                            --                 --                    --              240
                                                      -----------        -----------           -----------      -----------
 Net income (loss) applicable to common
       shareholders before extraordinary loss         $     8,953        $    19,330           $      (535)     $     6,486
                                                      -----------        -----------           -----------      -----------
Denominator:
 Denominator for basic earnings per share -
       weighted average shares                         34,296,057         34,193,485            34,290,845       34,193,140
 Effect of dilutive securities:
       Share options                                       65,445              5,305                79,201            1,895
       Restricted shares                                  133,763             71,103               113,122           34,139
       Preferred Units                                         --          4,063,329                    --               --
       Convertible preferred shares                            --          6,857,493                    --               --
                                                      -----------        -----------           -----------      -----------
 Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                             34,495,265         45,190,715            34,483,168       34,229,174
                                                      -----------        -----------           -----------      -----------

Earnings (loss) per share data:
 Basic - before extraordinary loss                    $      0.26        $      0.46           $     (0.02)     $      0.19
 Extraordinary loss                                            --                 --                    --      $     (0.01)
                                                      -----------        -----------           -----------      -----------
 Basic                                                $      0.26        $      0.46           $     (0.02)     $      0.18
                                                      -----------        -----------           -----------      -----------

 Diluted - before extraordinary loss                  $      0.26        $      0.43           $     (0.02)     $      0.19
 Extraordinary loss                                            --                 --                    --      $     (0.01)
                                                      -----------        -----------           -----------      -----------
 Diluted                                              $      0.26        $      0.43           $     (0.02)     $      0.18
                                                      -----------        -----------           -----------      -----------

     The conversion of Common Units into common shares would have no effect on earnings (loss) per share. Due to the loss incurred for the nine months ended September 30, 2001, the denominator used for calculating diluted loss per share is the same as the denominator for basic loss per share.

3.   COMMITMENTS

     The Company is developing a 174-room Residence Inn by Marriott hotel in Saddle River, New Jersey. At September 30, 2001, the Company had invested approximately $5,312,000 in the proposed development, which includes the land cost of approximately $3,000,000. Construction commenced in June 2001 and the total cost of this project is currently estimated to be approximately $25 million. Completion of the project is anticipated in the third quarter of 2002. The development costs are expected to be funded by borrowings under the Company's Line of Credit. An affiliate of the IH Lessee is expected to lease and/or manage the hotel upon completion.

4.   UNCERTAINTIES

     In May 2000, the Company's former Executive Vice President and Chief Operating Officer (who is the minority shareholder of the IH Lessee) filed suit against the Company and certain officers of the Company. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company. The Company has in place insurance policies intended to protect against losses from certain claims (such as several of the claims made in this suit) and costs to defend such claims. Moreover, the Company believes that the claims are without merit and is aggressively defending against all allegations. Accordingly, the Company has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies. In the nine months ended September 30, 2001 and 2000, the Company accrued $100,000 and $200,000, respectively, in provisions for such legal defense costs.

5.   SUBSEQUENT EVENT

     On October 14, 2001, the Company terminated the Percentage Lease on its West Hollywood Summerfield Suites hotel with Wyndham. The Company paid Wyndham $160,000 in connection with the termination and will expense this amount in the fourth quarter. Subsequent to this termination, the Company entered into a Percentage Lease with the IH Lessee on substantially similar terms to the Wyndham Percentage Lease which was terminated, except that the term of the Percentage Lease was reduced to five years.

6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

     In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require (1) intangible assets to be reclassified into goodwill, (2) goodwill amortization to cease, and (3) the testing of goodwill for impairment at certain intervals.

     In June 2001, the FASB approved SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 sets standards for the accounting for asset retirement obligations and related accounts for defined benefit plans. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB approved SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes previously issued guidance for impairment and disposal of a segment of a business. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to be measured as the difference between the carrying amount and fair value of the asset. In addition, a long-lived asset classified as held for sale is to be carried at the lower of its carrying amount or fair value less cost to sell and depreciation would cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

     The Company does not anticipate there will be any material effect on the financial statements as a result of the implementation of the pronouncements discussed above.

Innkeepers Hospitality
Combined Balance Sheets
(in thousands, except share data)

                                                                            September 30,          December 31,
                                                                                 2001                  2000
                                                                              (unaudited)
                                                                            --------------         -------------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $16,139                 $16,134
 Marketable securities                                                           2,811                   3,330
 Accounts receivable, net                                                        7,159                   7,951
 Prepaid expenses                                                                  136                      69
                                                                               -------                 -------
   Total current assets                                                         26,245                  27,484

Other assets                                                                       229                      64
                                                                               -------                 -------
   Total assets                                                                $26,474                 $27,548
                                                                               -------                 -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $ 4,674                 $ 4,408
 Accrued expenses                                                                3,779                   4,372
 Payable to Manager                                                              4,018                   4,267
 Due to Partnership                                                             11,747                  13,020
                                                                               -------                 -------
   Total current liabilities                                                    24,218                  26,067
Other long-term liabilities                                                        860                     937
                                                                               -------                 -------
   Total liabilities                                                            25,078                  27,004
                                                                               -------                 -------
Shareholders' equity:
 Common shares, $1 par value, 9,000 and 8,000 shares                                 9                       8
        authorized, issued and outstanding, respectively
 Additional paid-in capital                                                        480                     471
 Unrealized loss on marketable securities                                         (632)                   (113)
 Shareholder note receivable                                                    (2,629)                     --
 Retained earnings                                                               4,168                     178
                                                                               -------                 -------
   Total shareholders' equity                                                    1,396                     544
                                                                               -------                 -------
   Total liabilities and shareholders' equity                                  $26,474                 $27,548
                                                                               -------                 -------


The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
(in thousands)

                                                           Three Months Ended                             Nine Months Ended
                                                              September 30,                                  September 30,
                                                      ----------------------------------            -------------------------------
                                                         2001                   2000                   2001                 2000
                                                      (unaudited)            (unaudited)            (unaudited)          (unaudited)
                                                      -----------            -----------            -----------          -----------
Gross operating revenue:
 Rooms                                                  $ 50,260               $ 60,489               $158,077             $170,312
 Food and beverage                                            54                     67                    192                  234
 Telephone                                                 1,196                  1,507                  3,650                4,675
 Other                                                     1,258                  1,121                  3,401                3,136
                                                        --------               --------               --------             --------
  Gross operating revenue                                 52,768                 63,184                165,320              178,357

Departmental expenses:
 Rooms                                                    10,616                 12,154                 31,701               34,526
 Food and beverage                                            63                     88                    210                  224
 Telephone                                                   328                    504                  1,282                1,540
 Other                                                       434                    508                  1,289                1,438
                                                        --------               --------               --------             --------
  Total departmental profit                               41,327                 49,930                130,838              140,629
                                                        --------               --------               --------             --------

Unallocated operating expenses:
 General and administrative                                3,985                  4,290                 12,366               12,412
 Franchise and marketing fees                              3,315                  3,651                 10,271               10,307
 Advertising and promotions                                2,581                  2,862                  8,033                8,006
 Utilities                                                 2,150                  2,105                  6,501                6,047
 Repairs and maintenance                                   2,278                  2,452                  7,003                7,173
 Management fees                                             887                  1,275                  2,856                3,905
                                                        --------               --------               --------             --------
  Total unallocated operating expenses                    15,196                 16,635                 47,030               47,850
                                                        --------               --------               --------             --------

  Gross profit                                            26,131                 33,295                 83,808               92,779
Insurance                                                   (209)                  (258)                  (748)                (757)
Lessee overhead                                           (1,333)                  (845)                (3,677)              (2,795)
Percentage Lease expense                                 (23,431)               (30,647)               (75,393)             (84,634)
                                                        --------               --------               --------             --------
Net income                                                 1,158                  1,545                  3,990                4,593
Other comprehensive income -
       unrealized gain (loss) on
       marketable securities                                (849)                   301                   (519)                 552
                                                        --------               --------               --------             --------
Comprehensive income                                    $    309               $  1,846               $  3,471             $  5,145
                                                        --------               --------               --------             --------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
(in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                           2001                     2000
                                                                        (unaudited)              (unaudited)
                                                                        -----------              -----------
Cash flows from operating activities:
 Net income                                                                $ 3,990                  $ 4,593
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                                  40                       42
  Changes in operating assets and liabilities:
   Accounts receivable                                                         792                   (7,131)
   Prepaid expenses                                                            (67)                     233
   Accounts payable                                                            266                    3,774
   Accrued expenses                                                           (593)                    (380)
   Payable to Manager                                                         (249)                   1,769
   Due to Partnership                                                       (1,273)                   4,570
                                                                           -------                  -------
  Net cash provided by operating activities                                  2,906                    7,470
                                                                           -------                  -------

Cash flows from investing activities:
 Repayment of advances from Partnership                                        (77)                      --
 Purchase of property and equipment                                           (205)                      (4)
                                                                           -------                  -------
  Net cash used by investing activities                                       (282)                      (4)
                                                                           -------                  -------

Cash flows from financing activities:
 Distributions paid                                                             --                   (3,548)
 Advances to shareholder                                                    (2,629)                      --
 Issuance of common shares                                                      10                       --
                                                                           -------                  -------
  Net cash used by financing activities                                     (2,619)                  (3,548)
                                                                           -------                  -------
 Net increase in cash and cash equivalents                                       5                    3,918

 Cash and cash equivalents at beginning of period                           16,134                   17,849
                                                                           -------                  -------
 Cash and cash equivalents at end of period                                $16,139                  $21,767
                                                                           -------                  -------


The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Innkeepers Hospitality, Inc. and other affiliated entities (collectively "IH" or the "IH Lessee") are either majority (80%) or wholly-owned by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). Mr. Fisher is the Chairman, Chief Executive Officer and President of Innkeepers. The IH Lessee leased 60 hotels (the "IH Leased Hotels") from the Company at September 30, 2001.

     The IH Lessee operates 43 of the IH Leased Hotels and wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 17 of the IH Leased Hotels.

     The IH Lessee recognizes Percentage Lease expense prior to the achievement of the annual Thresholds in the Percentage Lease agreements when it is probable that the Thresholds will be exceeded for the full year. This generally results in the recognition of Percentage Lease expense in an amount equal to the payments due under the Percentage Lease agreements.

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

3.   RELATED PARTY TRANSACTIONS

     The IH Lessee has an uncollateralized note receivable from Mr. Fisher in the amount of $2,629,000 at September 30, 2001. The advances under the note bear interest at rates ranging from 3.75% to 5.75% and the note matures on March 1, 2002.

4.   SUBSEQUENT EVENT

     On October 14, 2001, the IH Lessee began leasing from the Company under a five year Percentage Lease the Summerfield Suites hotel located in West Hollywood, California.

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

The Hotels

     The following chart sets forth certain information with respect to the Hotels at September 30, 2001:

                                                                                    Number of               Number of
Franchise Affiliation                                                                 Hotels               Rooms/Suites
---------------------                                                               ---------              ------------
Upscale Extended-Stay
     Residence Inn by Marriott                                                         45                     5,315
     Summerfield Suites                                                                 6                       759
     Sunrise Suites                                                                     1                        96
                                                                                     ----                     ------
                                                                                       52                     6,170
                                                                                     ----                     ------
Mid-Priced Extended-Stay
     TownePlace Suites by Marriott                                                      1                        95
                                                                                     ----                     ------
                                                                                        1                        95
                                                                                     ----                     ------
Limited Service
     Hampton Inn                                                                       12                     1,526
     Courtyard by Marriott                                                              1                       136
     Holiday Inn Express                                                                1                       204
                                                                                     ----                     ------
                                                                                       14                     1,866
                                                                                     ----                     ------
                                                                                       67                     8,131
                                                                                     ----                     ------


Average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR") for 66 of the Hotels are presented in the following table. Results were excluded for such comparison for one hotel (Residence Inn by Marriott - Tysons Corner, VA) which was not open during the first, second and third quarters of 2000. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease further due to changes in national or local economic, political, hospitality or other industry conditions.

                                        Three Months Ended                   Nine Months ended
                                          September 30,        Percentage      September 30,     Percentage
                                       -------------------      increase   -------------------    increase
                                         2001       2000       (decrease)    2001      2000      (decrease)
                                       --------    -------     ----------  --------  ---------   ----------
Portfolio (1)
-------------
ADR                                     $103.62    $109.32        (5.2)%   $108.39   $107.34          1.0%
Occupancy                                  74.2%      84.8%      (12.6)       75.2%     81.8%        (8.0)
RevPAR                                  $ 76.84    $ 92.73       (17.1)    $ 81.52   $ 87.79         (7.1)

                                        Three Months Ended                   Nine Months ended
                                          September 30,        Percentage      September 30,     Percentage
                                       -------------------      increase   -------------------    increase
                                         2001       2000       (decrease)    2001      2000      (decrease)
                                       --------    -------     ----------  --------  ---------   ----------
By Type
-------
Upscale Extended Stay Hotels (2)
 ADR                                    $107.65    $115.04         (6.4)   $112.87   $112.42          0.4
 Occupancy                                 77.5%      87.8%       (11.7)      77.9%     84.9%        (8.3)
 RevPAR                                 $ 83.40    $100.95        (17.4)   $ 87.89   $ 95.42         (7.9)

Limited Service Hotels (3)
 ADR                                    $ 88.82    $ 89.45         (0.7)   $ 93.00   $ 89.23          4.2
 Occupancy                                 63.2%      75.0%       (15.8)      66.4%     72.0%        (7.8)
 RevPAR                                 $ 56.10    $ 67.11        (16.4)   $ 61.75   $ 64.25         (3.9)

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

     The effect of the application of SAB 101 on the financial statements for the three months ended September 30, 2001 and 2000 was to increase Percentage Lease revenue by $4,702,000 and $3,484,000, respectively for financial reporting purposes. At September 30, 2001 and 2000, "Deferred rent revenue" of $19,504,000 and $22,612,000, respectively, represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the fourth quarter of 2001 or 2000, as appropriate. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees as opposed to Percentage Lease revenue recognized for financial reporting purposes.

For comparability purposes only, assuming that the amount included in "Deferred rent revenue" at September 30, 2001 and 2000 was earned at September 30, 2001 and 2000, the Company would have had Percentage Lease revenue of $85,496,000 from the Lessees for the nine months ended September 30, 2001 compared with $95,788,000 for the nine months ended September 30, 2000.

Comparison of the Three Months Ended September 30, 2001 ("2001") to the Three Months Ended September 30, 2000 ("2000")

     The decrease in Percentage Lease revenue for 2001 from 2000 is due to a decrease in percentage rents earned as a result of the decline in RevPAR of 17.1% for the quarter partially offset by the increase in base rent as of January 1, 2001, generally based on increases in the consumer price index, in accordance with the Percentage Leases. The lower revenues were attributable to a sluggish economy during the third quarter and the dramatic falloff in travel following the September 11 terrorist attacks.

     Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $10,605,000 in the aggregate for 2001 compared with $10,077,000 for 2000. The increase in Depreciation and Amortization was primarily due to the depreciation on the Company's hotel in Tysons Corner, VA (which opened on January 8, 2001) and renovations completed at the Hotels during 2000.

     Interest expense for 2001 was $4,682,000 compared with $4,623,000 for 2000. This increase is due primarily to an increase in weighted average borrowings of approximately $8,300,000, which was partially offset by decreases in the interest rates on the Company's variable rate debt.

     Real estate and personal property taxes and property insurance decreased by approximately 10% in 2001 compared with 2000, due primarily to a reduction in real estate tax accruals for certain hotels, which was partially offset by the real estate and personal property taxes and property insurance on the Company's hotel in Tysons Corner, VA. The Company has renewed its property insurance coverage for the policy year ending November 1, 2002. The new property insurance policies reduced certain coverages and the premiums increased approximately 100% from the previous policy.

     General and administrative expenses decreased by approximately 18% in 2001 compared with 2000, to $671,000 in 2001 from $819,000 in 2000, however they remained at 2.1% of total revenue. This decrease was due to the elimination of certain bonus accruals during the third quarter.

     In 2000 the Company accrued $200,000 in costs for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act of 1999.

     Net income applicable to common shareholders for 2001 was $8,953,000, or $0.26 per diluted share, compared with $15,661,000, or $0.43 per diluted share, for 2000. This change is due primarily to the factors discussed previously.

Comparison of the Nine Months Ended September 30, 2001 ("2001") to the Nine Months Ended September 30, 2000 ("2000")

     The decrease in Percentage Lease revenue for 2001 from 2000 is due to a decrease in percentage rents earned as a result of the decline in RevPAR of 7.1% for the period partially offset the increase in base rent as of January 1, 2001, generally based on increases in the consumer price index, in accordance with the Percentage Leases. The lower revenues were attributable to a sluggish economy during the last six months and the dramatic falloff in travel following the September 11 terrorist attacks.

     Depreciation and Amortization were $31,771,000 in the aggregate for 2001 compared with $30,380,000 for 2000. The increase in Depreciation and Amortization was primarily due to the depreciation on the Company's hotel in Tysons Corner, VA and renovations completed at the Hotels during 2000.

     Interest expense for 2001 was $14,007,000 compared with $13,756,000 for 2000. This increase is due primarily to an increase in weighted average borrowings of approximately $5,000,000 during the period, which was partially offset by decreases in the interest rates on the Company's variable rate debt.

     Real estate and personal property taxes and property insurance decreased by approximately 10% in 2001 compared with 2000, due primarily to a reduction in real estate tax accruals for certain hotels, which was partially offset by the real estate and personal property taxes and property insurance on the Company's hotel in Tysons Corner, VA.

     General and administrative expenses decreased by approximately 7% in 2001 compared with 2000, to $2,734,000 in 2001 from $2,931,000 in 2000, and increased as a percentage of total revenue to 4.1% in 2001 from 3.9% in 2000. This decrease was due to the elimination of certain bonus accruals during the third quarter.

     In 2001 the Company accrued $100,000 for legal costs related to the litigation with the Company's former Chief Operating Officer. In 2000 the Company accrued $200,000 in costs for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act of 1999 and $200,000 for legal costs related to the litigation with the Company's former Chief Operating Officer.

     Net income (loss) applicable to common shareholders for 2001 was $(535,000), or $(0.02) per diluted share, compared with $6,246,000, or $0.18 per diluted share, for 2000.

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

Cash Flow Analysis

     Cash and cash equivalents (including restricted cash and cash equivalents) at September 30, 2001 and 2000 were $27,149,000 and $25,551,000, including approximately $7,636,000 and $7,602,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included approximately $11,003,000 and $9,671,000 at September 30, 2001 and 2000,
respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels.

     Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 was $62,551,000 and $67,031,000, respectively.

     Net cash used in investing activities was $26,657,000 for the nine months ended September 30, 2001. This was comprised primarily of (a) renovations at certain hotels of approximately $19,862,000, (b) development costs on the Company's project in Tyson's Corner, Virginia of approximately $1,496,000 and
(c) costs on the Company's hotel development in Saddle River, New Jersey of approximately $5,312,000.

     Net cash used in investing activities was $21,708,000 for the nine months ended September 30, 2000. This was comprised primarily of (a) renovations at certain hotels of approximately $11,159,000, (b) net deposits into restricted cash accounts of approximately $5,001,000 and (c) development costs on the Company's project in Tyson's Corner, Virginia of approximately $5,534,000.

     Net cash used by financing activities was $41,794,000 for the nine months ended September 30, 2001, consisting primarily of distributions paid of approximately $42,692,000, the redemption of 178,860 Preferred Units and 152,574 Common Units in the Partnership for approximately $3,893,000, the repayment of a mortgage that matured of approximately $3,027,000, fees incurred with the extension of the maturity date of the Line of Credit of approximately $637,000 and principal payments on amortizing debt of approximately $2,277,000, which was partially offset by net borrowings under the Line of Credit of approximately $11,000,000.

     Net cash used by financing activities was $41,449,000 for the nine months ended September 30, 2000, consisting primarily of distributions paid of approximately $41,445,000, payments on debt of approximately $10,952,000, loan origination fees and costs paid of approximately $1,236,000 and the redemption of 87,108 Common Units for approximately $793,000, which was offset by borrowings under the Line of Credit of approximately $13,000,000.

Distributions/Dividends

     The Company has paid regular distributions on its common shares and Common Units, and the quarterly distribution for the first three quarter of 2001 has been $0.30 per share or unit. The Company does not currently anticipate paying a dividend on its common shares and Common Units for the fourth quarter of 2001. The Company anticipates resuming quarterly distributions on its common shares and Common Units in 2002. The timing and amount of any future dividends will be determined by the Company's Board of Trustees based on factors it deems relevant. The Company's current intention is to distribute approximately 100% of its taxable income in 2002. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit. Each Class B Preferred Unit may be converted into a Common Unit at the election of the holder. The Series A Preferred Shares are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or
(ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The holders of the Common Units and Class B Preferred Units may redeem their units for cash or, at the election of Innkeepers, common shares on a one-for-one basis. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

     In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company's operations are insufficient to fund such needs. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has bank funding commitments remaining under its Line of Credit of approximately $114,000,000 at September 30, 2001. The amount that can be borrowed, assuming the proceeds are used for hotel acquisitions, under the most restrictive covenant contained in the Line of Credit loan agreement at September 30, 2001 is $114,000,000. At September 30, 2001 the Company was in compliance with the financial covenants contained in its various loan agreements. If the trends in the current operating environment persist, the borrowing capacity will decrease by a significant amount and the Company will fail to comply with the financial covenants in its loan agreements.

     The following table summarizes certain information concerning the Company's debt at September 30, 2001:

Investment in hotels, at cost                                       $855,725,000
Debt                                                                 251,880,000
Percentage of debt to investment in hotels, at cost                       29.4%
Percentage of fixed rate debt to total debt                               91.7%
Weighted average implied interest rates on:
  Fixed rate debt                                                          7.54%
  Variable rate debt                                                       3.91%
  Total debt                                                               7.24%
Number of hotels properties:
  Collateralized                                                             39
  Unencumbered                                                               28

     Certain debt coverage ratios for the Company are as follows for the twelve months ended September 30, 2001: (a) interest coverage ratio (EBITDA divided by interest expense) of 5.5x, (b) fixed charge coverage ratio (EBITDA divided by fixed charges) of 2.5x, and (c) total debt to EBITDA of 2.5x. The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels. The Company includes rent deferred under SAB 101 in its calculation of EBITDA.

     The Company's Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at September 30, 2001, a 100 basis point increase in the LIBOR rate would increase annual interest charges $110,000.

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

     Other

     The Percentage Leases generally require the Company to make available to the Lessees an amount equal to 4.0% of room revenues from the Hotels for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels. Each of the term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to a total of 5.0% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts if necessary to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

     We believe that the amounts required to be made available by the Company under the Percentage Lease agreements will be sufficient to meet most of the routine expenditures for furniture and equipment at the Hotels. However, due primarily to renovations and upgrades that are required by Marriott at certain of our Residence Inn by Marriott hotels that are 15 years old or older, we expect to spend, in total, substantially more than we are required to make available under the Percentage Leases. We currently estimate that we will spend $29,500,000 in capital expenditures and contributions to certain capital expenditure escrow accounts for the Hotels in 2001. To the extent that we have spent or will spend more than the amount of our undistributed cash, we will borrow under our Line of Credit.

     The Company is developing a 174-room Residence Inn by Marriott hotel in Saddle River, New Jersey. At September 30, 2001, the Company had invested approximately $5,312,000 in the proposed development, which includes the land cost of approximately $3,000,000. Construction commenced in June 2001 and the total cost of this project is currently estimated to be approximately $25 million. Completion of the project is anticipated in the third quarter of 2002. The development costs are expected to be funded by borrowings under the Company's Line of Credit. An affiliate of the IH Lessee is expected to lease and/or manage the hotel upon completion, if terms of the arrangement are negotiated to the satisfaction of both parties.

Seasonality of Hotel Business

     The hotel industry is seasonal in nature. Historically, the Hotels' operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may, but is not obligated to, maintain the annual distribution rate by funding the shortfall with available cash or borrowings under the Line of Credit.

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

     The following table presents the Company's calculations of FFO and the denominator for FFO per share (in thousands, except share and per share data):

                                                  Three Months Ended                             Nine Months Ended
                                                    September 30,                                  September 30,
                                             ------------------------------                 ------------------------------
                                                 2001               2000                        2001               2000
                                             ------------       -----------                 ------------       -----------
Net income (loss) applicable to
  common shareholders                        $     8,953        $    15,661                 $      (535)       $     6,246
Minority interest, common                            348                700                         (20)               277
Minority interest, preferred                       1,122              1,173                       3,365              3,520
Extraordinary loss                                    --                 --                          --                240
Depreciation                                      10,016              9,605                      30,027             28,800
Preferred share dividends                          2,496              2,496                       7,488              7,488
Deferred rent revenue                             (4,702)            (3,484)                     19,504             22,612
                                             -----------        -----------                 -----------        -----------
FFO                                          $    18,233        $    26,151                 $    59,829        $    69,183
                                             -----------        -----------                 -----------        -----------

Denominator for diluted
  earnings per share                          34,495,265         45,190,715                  34,483,168         34,229,174
Weighted average
  Common Units                                 1,298,396          1,503,115                   1,330,596          1,539,622
  Preferred Units                              3,884,469                 --                   3,904,124          4,063,329
  Convertible
   preferred shares                            6,857,493                 --                   6,857,493          6,857,493
                                             -----------        -----------                 -----------        -----------
Denominator for FFO per share                 46,535,623         46,693,830                  46,575,381         46,689,618
                                             -----------        -----------                 -----------        -----------


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

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. At September 30, 2001, the Company had total outstanding indebtedness of approximately $251,880,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of its variable debt. At September 30, 2001, the Company has no outstanding swaps, caps or treasury locks. The Company does not enter into derivative or interest rate transactions for speculative purposes.
Approximately 91.7% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.54% at September 30, 2001. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at September 30, 2001, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                         Fair
                              2001     2002     2003      2004       2005     Thereafter    Total        Value
                            -------  -------   ------    ------     ------    ----------   ---------   ----------
Debt
 Fixed rate                 $ 763    $3,467    $4,563    $ 4,890    $5,890      $211,307    $230,880    $230,880
  Average interest rate      7.69%     7.65%     7.56%      7.57%     7.59%         7.54%       7.54%
 Variable rate                 --        --        --     11,000        --        10,000      21,000      21,000
  Average interest rate        --        --        --       5.20%       --          2.50%       3.91%

The table incorporates only those exposures that exist as of September 30, 2001 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                              INNKEEPERS USA TRUST

                          PART II - OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits - none

     (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Registrant in the three months ending September 30, 2001

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              INNKEEPERS USA TRUST


                              /s/ Gregory M. Fay
                              ------------------
November 2, 2001              Gregory M. Fay
----------------              Chief Accounting Officer
                              (Principal Accounting Officer)