Form 10-K
period 2001-12-31
INNKEEPERS USA TRUST/FL
filed 2002-03-29
CIK 926866

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission file number 0-24568

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the registrant's only class of common equity, its common shares, $.01 par value per share, as of March 15, 2002, was 34,784,558. The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 15, 2002 was approximately $370,000,000.

                       Documents Incorporated by Reference
                       -----------------------------------

     Portions of the Registrant's 2001 proxy statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Shareholders to be held on May 7, 2002 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

Item No.
-------
PART I   .........................................................................................................1

         Item 1.  Business .......................................................................................1
         Item 2.  Properties......................................................................................7
         Item 3.  Legal Proceedings...............................................................................9
         Item 4.  Submission of Matters to a Vote of Security Holders............................................10

PART II  ........................................................................................................10

         Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters......................10
         Item 6.  Selected Financial Data........................................................................11
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........14
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................................24
         Item 8.  Financial Statements and Supplementary Data....................................................24
         Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........25

PART III ........................................................................................................25

         Item 10. Directors and Executive Officers of the Registrant.............................................25
         Item 11. Executive Compensation.........................................................................25
         Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters........................................................................................25
         Item 13. Certain Relationships and Related Transactions.................................................25

PART IV  ........................................................................................................25

         Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............................25

FINANCIAL STATEMENTS............................................................................................F-1

RISK FACTORS ...................................................................................................R-1

     THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF FEDERAL SECURITIES LAWS INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ESTIMATES," "PROJECTS," "BELIEVES," "ANTICIPATES," "EXPECTS" AND WORDS OF SIMILAR IMPORT. FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED "INTERNAL GROWTH STRATEGY," "ACQUISITION AND DEVELOPMENT STRATEGY," "PROPERTY OPERATIONS," AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." SUCH FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS IN THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OUR COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENT EXPRESSED AND IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED IN THE "RISK FACTORS" SECTION OF THIS ANNUAL REPORT ON FORM 10-K, AND IN OTHER REPORTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ARE NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

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

     The Company leases 61 of the Hotels to Innkeepers Hospitality, Inc. (or affiliated entities, collectively the "IH Lessee") and six of the Hotels (the "Summerfield Hotels") to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and together with the IH Lessee, the "Lessees"), pursuant to percentage leases (the "Percentage Leases"). The Percentage Leases allow the Company to participate in increased revenue from the Hotels by providing for the payment of rent based on percentages of room revenues. Each Percentage Lease also provides for a minimum base rent to be paid in the event that percentage rent does not exceed that base rent. The IH Lessee has entered into management contracts (the "Marriott Management Agreements") with wholly-owned subsidiaries of Marriott International, Inc. ("Marriott"), one of the largest operators of upscale extended-stay hotels in the United States, to manage 17 of the Hotels. The Summerfield Lessee has entered into management contracts with its affiliates to manage the six Summerfield Hotels. The IH Lessee manages 44 of the Hotels it leases from the Company.

     The Company's Chief Executive Officer, President and Chairman of the Board of Trustees controls the IH Lessee. A Trustee of the Company is a director of Wyndham International, Inc.

     The Company focuses primarily on upscale extended-stay hotels and 52 of the Company's 67 hotels are in the upscale extended-stay segment. Upscale extended-stay hotels are typified by the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations;
(ii) their service and amenities include complimentary breakfast and evening cocktails, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large rooms, quality construction, full separate kitchens, quality room furnishings, pool, and exercise facilities. The upscale extended-stay hotel concept was developed by Jack P. DeBoer, who founded the Residence Inn brand and, with co-founder Rolf E. Ruhfus, the Summerfield Suites brand. Both Mr. DeBoer and Mr. Ruhfus serve on the Company's Board of Trustees.

The following charts set forth certain information with respect to the Hotels at December 31, 2001:

                                                                   Number of
Franchise Affiliation                        Number of Hotels    Rooms/Suites
------------------------------------------------------------------------------
Upscale Extended-Stay
         Residence Inn by Marriott                  45              5,315
         Summerfield Suites                          6                759
         Sunrise Suites                              1                 96
------------------------------------------------------------------------------
                                                    52              6,170
------------------------------------------------------------------------------

Mid-Priced
         Hampton Inn                                12              1,526
         Courtyard by Marriott                       1                136
         TownePlace Suites by Marriott               1                 95
         Holiday Inn Express                         1                204
------------------------------------------------------------------------------
                                                    15              1,961
------------------------------------------------------------------------------
                                                    67              8,131
==============================================================================

                                     Number        Number of     Percentage of
 State                              of Hotels    Suites/Rooms     Suites/Rooms
------------------------------------------------------------------------------

California                             11           1,621            19.9%
Washington                              5             624             7.7
Florida                                 5             599             7.4
Illinois                                4             560             6.9
Texas                                   4             544             6.7
Michigan                                5             516             6.3
Georgia                                 3             429             5.3
Pennsylvania                            3             325             4.0
New York                                3             319             3.9
Maryland                                2             310             3.8
New Jersey                              3             308             3.8
Virginia                                3             305             3.8
Massachusetts                           2             303             3.7
Colorado                                2             284             3.5
Connecticut                             2             192             2.4
Kentucky                                2             176             2.2
Indiana                                 2             168             2.1
Minnesota                               1             126             1.5
Oregon                                  1             112             1.4
North Carolina                          1              88             1.1
Ohio                                    1              80             0.9
Maine                                   1              78             0.9
Kansas                                  1              64             0.8
------------------------------------------------------------------------------
                                       67           8,131           100.0%
==============================================================================

(b)  Financial Information Aout Industry Segments

     The Company is in the business of acquiring equity interests in hotel properties and limits its activities to one industry segment. See the Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

(c)  Narrative Description of Business

     General. The Company is a self-administered Maryland real estate investment trust which owned equity interests in 67 hotels with an aggregate of 8,131 rooms/suites as of December 31, 2001. Innkeepers (through a wholly-owned subsidiary) owned approximately 96% of the total Common Units and all of the Series A Preferred Units of the Partnership at December 31, 2001. Third parties owned approximately 4% of the total Common Units, and all of the Class B Preferred Units, of the Partnership at December 31, 2001. These third parties received their units in exchange for interests in hotels that they contributed to the Partnership.

     Internal Growth Strategy. The Percentage Leases are designed to allow the Company to participate in growth in room revenue at the Hotels by providing for the payment of rent based upon percentages of room revenues ("Percentage Rent"). Under the Percentage Leases, once room revenues at a Hotel reach a specified level (a "Revenue Break Point"), the Company receives between 68% and 70% of incremental room revenues. Each Percentage Lease also provides for a fixed annual base rent ("Base Rent"). Percentage Rent and Base Rent are referred to sometimes in this document as "Rent." The Percentage Leases generally provide that annual Base Rent and the Revenue Break Points for the payment of Percentage Rent will be adjusted annually based on changes in the U.S. Consumer Price Index ("CPI").

     The Company seeks to increase Percentage Lease payments through the following: (i) aggressive asset management, which includes monitoring the operators' marketing programs, sales management policies and operational initiatives at the Hotels, (ii) significant and continuing reinvestment in the Hotels, and (iii) the possible development of hotels on a selected basis.

     Sales and Revenue Management. The IH Lessee uses market-oriented sales management programs to coordinate, direct and manage the sales activities of personnel located at each hotel it operates or oversees. Each property has a detailed marketing and business plan that outlines their strategy relative to corporate accounts, market segments, group revenue targets and new business goals.

     Daily and weekly sales reports are generated by each salesperson through the daily use of an account management database program. Sales associates input data that identifies all sales related activities which have taken place during the day (e.g., appointments, sales calls, direct mailings, incoming calls) and the results of such actions (e.g., appointments made, literature sent, revenue booked). Each salesperson also inputs any comments made by prospective or existing customers, the potential for new or continued business and the timing of the follow-up action required. The data from each hotel is synchronized regularly with the corporate office and maintained in a master database.

     At December 31, 2001, the IH Lessee employed a corporate vice president of sales, two corporate sales directors, four regional managers and dedicated sales associates at each hotel to oversee sales and marketing efforts. The sales reports permit management to promptly evaluate a salesperson's productivity as measured by the quantity of sales calls versus targets, call results and revenue booked. These sales reports also allow comparisons of the ongoing sales efforts at the applicable hotel to the marketing and business plan established for each hotel and allow management to adapt the marketing and business plan accordingly.

     Marriott and the Summerfield Lessee use focused, well-developed sales management programs at the hotels operated by them. The Company and the IH Lessee had employed an asset manager to oversee the relationships with Marriott and the Summerfield Lessee, including reviewing sales efforts and results, pricing and positioning, market share data, operational initiatives, guest satisfaction, capital programs, as well as physically inspecting the properties on a regular basis. This position is currently vacant and will be filled as industry conditions and the Company's results improve.

     The IH Lessee employs a corporate revenue management team to provide leadership, guidance and expertise in support of the properties' planning and execution of fundamental revenue management principles. This includes pricing relative to market demand; positioning to competitive set; corporate account and group pricing; yield management tactics; turndown and market share analysis. Additionally, this team ensures that each property's reservation system is set up effectively. Marriott and the Summerfield Lessee have similar initiatives in place.

     Capital Improvements, Renovation and Refurbishment. The Percentage Leases require the Lessees to maintain the Hotels in a condition that complies with their respective franchise licenses and the Marriott Management Agreements, among other requirements. In addition, the Company may upgrade the Hotels in order to capitalize on opportunities to increase revenue, and as needed to meet competitive conditions and preserve asset quality. The Company will also renovate Hotels when it believes the investment in renovations will provide an attractive return to the Company through increased revenue under the Percentage Leases or is otherwise in the best interests of the Company.

     The Percentage Leases generally obligate the Company to make available to the Lessees an amount equal to 4% or 5% of room revenue, on a monthly basis, for use by the Lessees (or Marriott, under the Marriott Management Agreements) to repair or replace furniture, fixtures and equipment and for other capital expenditures at the Hotels. The Company's obligation is cumulative and carries forward to the extent that such amounts are not used by the Lessees (or Marriott). The Company expended approximately $30 million, $19 million and $17 million in 2001, 2000 and 1999, respectively, for furniture, fixtures and equipment and certain other capital expenditures at the hotels owned during these periods. The Company expects to spend approximately $20 to $23 million for such purposes in 2002. These amounts substantially exceeded the amounts required to be made available under the Percentage Leases.

     Acquisition and Development Strategy. The Company's primary acquisition and development strategy includes acquiring or developing hotels that are (i) upscale extended-stay hotels, (ii) located in markets with relatively high barriers to entry and/or strong demand characteristics and (iii) located near other hotels owned by the Company thereby allowing its operators to enhance revenue by capitalizing on local knowledge and directing overflow business to Company-owned hotels. The Company also seeks to selectively acquire under-performing hotels to which the Company can add value through repositioning in the market, renovation or re-flagging to premium hotel brands.

     Target Markets. The Company's focus is on markets that have high barriers to entry relative to other markets, such as in New England, the Middle Atlantic and the Pacific coast region states, which are generally characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale extended-stay hotel and the relatively higher costs associated with such development. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. Additionally, the Company seeks hotels in proximity to hotels already owned by the Company, where the Company's operators may draw upon their knowledge of local market conditions, develop certain economies of scale and cross-market among the Hotels in the same area.

     Acquisition of Upscale Extended-Stay Hotels. The Company focuses on acquiring upscale extended-stay hotels because of the performance of that segment, which has resulted primarily (i) from the prevailing social and economic changes that are increasing the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training for employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce,
(ii) from the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays and (iii) because the demand for hotel rooms by guests who stay longer than five consecutive room nights has exceeded the number of currently existing extended-stay hotel rooms. Extended-stay hotels also require less staff and have lower fixed charges than other hotel types and are designed and operated in a way that typically has resulted in higher operating margins than most other hotel types. Relatively low fixed costs and relatively high margins help maintain and enhance the cash flow from, and asset value of, extended-stay hotels, particularly in a down economic period. The Company also believes that its relationships, particularly with Marriott, will provide it with opportunities to acquire desirable hotel properties, primarily in the upscale, extended-stay segment.

     Acquisition of Under-Performing Hotels. Although the primary focus of the Company is on the upscale extended-stay segment, the Company will from time to time consider acquisition of under-performing mid-priced and full service hotels that have the potential for strategic repositioning in the market or re-flagging to a premium franchise brand, or that can benefit from substantial renovation. Generally, hotels that meet the Company's investment criteria include (i) poorly managed hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in deteriorated physical condition that could benefit significantly from renovation, and/or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard by Marriott.

     Development. The Company developed and opened a 121-room Residence Inn by Marriott hotel located in Tysons Corner, VA on January 8, 2001. The total cost of this project was approximately $14 million.

     The Company is developing a 174-room Residence Inn by Marriott hotel in Saddle River, NJ. At December 31, 2001, the Company had invested approximately $8,998,000 in the proposed development, which includes the land cost of approximately $3,000,000. Construction commenced in June 2001 and the total cost of this project is currently estimated to be approximately $25 million. Completion of the project is anticipated in the third quarter of 2002. The development costs are expected to be funded by borrowings under the Company's $135 million uncollateralized line of credit ("Line of Credit"). The IH Lessee is expected to lease and/or manage the hotel upon completion.

     The Company also reviews other development opportunities for hotels that are consistent with its target market, product and brand strategies. The Company intends to only pursue selective development of hotels that meet its underwriting requirements (i) when the Company believes that projected incremental returns adequately compensate for the costs and any incremental risk assumed by the Company, (ii) when the Company believes that a hotel developed by the Company will create or increase synergies with other Company-owned hotels in the area that will enhance the performance of all of those hotels or (iii) in order to maintain control of a site determined to have superior hotel potential.

     Property Operations - The IH Lessee. The Company believes that the quality of the on-site hotel operators is important to the future growth in Percentage Lease revenue from the Hotels. The IH Lessee leases 61 of the Hotels pursuant to the Percentage Leases. The IH Lessee and its affiliates manage 44 of the Hotels.

     The Company's Chief Executive Officer, President and Chairman of the Board of Trustees controls the IH Lessee. The IH Lessee currently employs approximately 1,400 people. Under the Percentage Leases, the IH Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels that it leases. Such functions include accounting, periodic reporting, ordering supplies, direct sales and marketing, maid service, laundry, and preventative maintenance and repairs. The IH Lessee is entitled to all revenue from the Hotels after the payment of rent under the Percentage Leases and other operating expenses, including any management fees payable to third-party managers.

     The IH Lessee operates Hampton Inn, Residence Inn by Marriott, Courtyard by Marriott and Holiday Inn Express hotels under franchise agreements. The Company has paid or will pay the cost of obtaining certain franchise license agreements. The franchise agreements require the IH Lessee to pay fees based on a percentage of hotel revenue. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The results of these inspections can result in additional capital expenditure requirements for the Company, or additional operational, marketing or repairs and maintenance expenses for the IH Lessee. The Company has guaranteed certain obligations of the IH Lessee under the franchise licenses, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease. See "--Internal Growth

Strategy--Sales and Revenue Management" for more information on the IH Lessee's operations, and "Properties -- The Percentage Leases" for further information on the Percentage Leases.

     Property Operations - Marriott Management. Marriott currently operates 16 Residence Inn by Marriott hotels and one TownePlace Suites by Marriott hotel pursuant to the Marriott Management Agreements with the IH Lessee. Marriott is one of the largest operators of upscale extended-stay hotels in the U.S. The Company believes that Marriott's management of the Hotels will enable the Company to realize the benefits of Marriott's resources and broad-based hotel operations experience. The Marriott Management Agreements allow the hotels subject thereto to be operated as Residence Inn by Marriott or TownePlace Suites hotels for the duration of the agreements, provided that the hotels are maintained in accordance with system standards. The Marriott Management Agreements may be extended by Marriott for an additional term if the Company has achieved a specified return on its initial investment. Marriott may terminate one or more of the Marriott Management Agreements upon the occurrence of certain events, including the IH Lessee's failure to make any payment or perform other covenants under the Marriott Management Agreements or a bankruptcy of the IH Lessee or the Company. If a Marriott Management Agreement is terminated for any reason other than a default by Marriott, the hotel to which the agreement relates will not be entitled to operate thereafter as a Residence Inn by Marriott or TownePlace Suites hotel. Marriott may be terminated as manager of a hotel if certain performance criteria set forth in the relevant Marriott Management Agreement are not met, subject to certain exceptions and cure rights. In that event, an approved operator designated by the Company may enter into a then-current form of Residence Inn or TownePlace Suites franchise license and, subject to system requirements, continue to operate the hotel as a Residence Inn by Marriott or TownePlace Suites hotel.

     Under each Marriott Management Agreement, the IH Lessee is required to pay to Marriott a base management fee, a franchise system fee and a marketing fee, all of which are based on the revenues at the relevant Hotel, and an incentive management fee based on net income of the hotel. The IH Lessee is responsible for making all payments to Marriott under the Marriott Management Agreements. The Company has loaned the IH Lessee the working capital deposit required under the IH Lessee's management agreements with Marriott (these loans totaled $905,000 at December 31, 2001). The Company has also agreed to be secondarily liable for certain of the IH Lessee's obligations, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

     Property Operations - The Summerfield Lessee. The Summerfield Lessee leases and operates six of the Summerfield Hotels. Under the Percentage Leases, the Summerfield Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry, and repairs and maintenance. The Summerfield Lessee is entitled to all revenue from the hotels after the payment of rent under the Percentage Leases, management or franchise fees and any other hotel operating expenses (including property and casualty insurance). Summerfield may be terminated as lessee of a hotel if certain performance criteria set forth in the Percentage Leases are not met, subject to certain exceptions.

     The Company believes that the Summerfield Lessee may not have met certain minimum performance obligations set forth in its Percentage Leases for at least one Hotel for the year 2001. Discussions are ongoing with the Summerfield Lessee about these performance issues, certain capital expenditure and maintenance obligations, the new law on taxable REIT subsidiaries and related matters. To the extent that a Percentage Lease requires the Summerfield Lessee to fund certain capital expenditures at a Hotel in excess of the Company's funding obligation, if the lease terminates the Company may pay more of the costs of those capital expenditures than it is currently obligated to fund. In addition, if the Company pays the Summerfield Lessee to terminate any lease, the payment would be an expense on the Company's income statement in the quarter that such payment is made.

     The REIT Modernization Act. On January 1, 2001, a new law became effective that allows a REIT to own up to 100% of the stock of one or more "taxable REIT subsidiaries." These subsidiaries are subject to corporate level income taxes and any after-tax income will be captured by the REIT (to the extent of its interest in the subsidiary). Hotel REITs are prohibited from operating hotels through taxable REIT subsidiaries. A hotel REIT can, however, lease hotels in which it owns an interest to a taxable REIT subsidiary if the subsidiary engages an "eligible independent contractor" to manage the hotels. An eligible independent contractor cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT or (iii) provide any income to the REIT (i.e., the REIT cannot own any debt or equity securities of the third party operator). Further, at the time it is engaged to manage a hotel in which the REIT owns an interest, the eligible independent contractor must be actively engaged in the trade or business of operating hotels for persons other than the REIT. As a result of these changes, a hotel REIT, through a taxable REIT subsidiary, can engage a third party to operate its hotels under a traditional hotel management agreement rather than a lease agreement (like the Percentage Leases). The Company has retained an advisor to explore how, whether and to what extent it can or should apply the new law to its existing hotels. The advisor has recommended that the Company pursue a transaction with the IH Lessee. Although no specific transaction is under active consideration at this time, the Company expects to undertake consideration of a proposed transaction in the near future. If the Company pays any consideration to terminate a lease, the payment would be an expense on the Company's income statement in the quarter that such payment is made and that any such payment could be substantial. A transaction under the new law may involve the conversion of existing Percentage Leases into management contracts. To the extent that the Company leases hotels to a taxable REIT subsidiary and engages a third party manager, it will be exposed to the risks of operating hotels, including any increases or decreases in operating expenses or net income of the hotels.

     Risk Factors. An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC. A discussion of "Risk Factors" is included in this Annual Report on Form 10-K beginning on page R-1.

Item 2. Properties

     The following tables set forth certain information with respect to the Hotels as of December 31, 2001.

                                                                      Year Ended December 31, 2001
                                                     ---------------------------------------------------------------
                                        Number of                       Lease
                                         Suites/                        Payment      Occupancy      ADR      RevPAR
                                          Rooms      Room Revenue        (1)            (2)         (2)       (2)
--------------------------------------------------------------------------------------------------------------------
Residence Inn
  Addison, TX ......................        150        $3,469,254      $1,517,340      67.28%     $ 94.18    $ 63.36
  Altamonte Springs, FL ............        128         3,279,500       1,225,970      73.10        96.02      70.19
  Arlington, TX ....................        114         2,799,176       1,209,238      75.88        88.65      67.27
  Atlanta (Downtown), GA ...........        160         4,531,847       1,716,144      77.10       100.64      77.59
  Atlanta (Peachtree Corners), GA ..        120         2,921,923       1,122,082      75.54        88.32      66.72
  Bellevue, WA .....................        120         4,592,304       2,323,297      77.32       135.61     104.85
  Binghamton, NY ...................         72         1,828,518         747,552      76.12        91.41      69.58
  Bothell, WA ......................        120         3,674,601       1,744,283      74.55       112.53      83.89
  Cherry Hill, NJ ..................         96         2,770,600       1,153,228      82.88        95.40      79.07
  Columbus East, OH ................         80         2,014,468         674,029      77.18        89.39      68.99
  Denver (Downtown), CO ............        156         4,815,724       2,078,583      83.82       100.90      84.57
  Denver (South), CO ...............        128         3,142,480       1,361,453      71.67        93.84      67.26
  East Lansing, MI .................         60         1,539,356         637,150      77.06        91.21      70.29
  Eden Prairie, MN .................        126         3,072,015       1,255,344      75.43        88.55      66.79
  Fort Wayne, IN ...................         80         1,692,719         653,596      75.52        76.76      57.97
  Fremont, CA ......................         80         2,684,268       1,180,496      67.69       135.81      91.93
  Gaithersburg, MD .................        132         4,458,334       2,191,801      84.36       109.69      92.53
  Grand Rapids, MI .................         96         2,429,419       1,069,481      79.34        87.39      69.34
  Harrisburg, PA ...................         80         2,547,146       1,138,840      84.43       103.32      87.23
  Indianapolis, IN .................         88         1,773,022         534,890      67.59        81.67      55.20
  Lexington, KY ....................         80         2,057,899         801,083      86.90        81.10      70.48
  Livonia, MI ......................        112         3,432,046       1,502,900      81.51       103.00      83.96
  Louisville, KY ...................         96         2,384,410       1,007,233      73.12        93.07      68.05
  Lynnwood, WA .....................        120         3,308,566       1,565,967      78.37        96.39      75.54
  Mountain View (Palo Alto), CA ....        112         5,779,425       3,414,169      81.50       173.46     141.37
  Ontario, CA ......................        199         5,875,847       2,800,230      81.33        99.46      80.89
  Portland, ME .....................         78         2,082,285         872,748      79.16        92.39      73.14
  Portland South, OR ...............        112         2,570,384       1,427,113      74.72        84.15      62.88
  Richmond, VA .....................         80         1,728,493         605,799      65.85        89.89      59.19
  Richmond NW, VA ..................        104         2,065,679         870,700      57.68        94.34      54.42
  Rosemont, IL .....................        192         6,064,568       2,786,759      80.81       107.09      86.54
  San Jose, CA .....................         80         3,366,853       1,644,661      76.79       150.15     115.30
  San Jose South, CA ...............        150         6,114,027       2,916,501      77.18       144.69     111.67

                                                                      Year Ended December 31, 2001
                                                     ---------------------------------------------------------------
                                        Number of                       Lease
                                         Suites/                        Payment      Occupancy      ADR      RevPAR
                                          Rooms      Room Revenue        (1)            (2)         (2)       (2)
--------------------------------------------------------------------------------------------------------------------
  San Mateo, CA ....................        159         5,918,562       2,960,343      71.08       143.47     101.98
  Shelton, CT ......................         96         3,532,270       1,780,384      80.57       125.11     100.80
  Silicon Valley I, CA .............        231         9,191,910       5,085,246      67.77       160.86     109.01
  Silicon Valley II, CA ............        247         9,399,714       5,222,585      66.54       156.68     104.25
  Troy (Central), MI ...............        152         3,708,512       1,705,043      63.31       105.58      66.84
  Troy (Southeast), MI .............         96         2,121,046         840,494      72.68        99.43      72.27
  Tukwila, WA ......................        144         4,791,109       2,361,087      84.38       108.03      91.16
  Tysons Corner, VA ................        121         3,358,964       1,672,108      60.79       127.55      77.54
  Vancouver, WA ....................        120         2,628,906       1,479,395      72.98        82.24      60.02
  Wichita East, KS .................         64         1,479,242         498,452      76.40        82.89      63.33
  Windsor, CT ......................         96         3,072,325       1,359,010      76.19       115.08      87.68
  Winston-Salem, NC ................         88         1,716,913         632,177      63.88        83.67      53.45

Summerfield Suites
  Addison, TX ......................        132         3,386,020       1,280,504      77.13        91.12      70.28
  Belmont, CA ......................        132         6,280,674       3,391,961      81.77       159.43     130.37
  El Segundo, CA ...................        122         4,308,219       2,025,023      81.46       118.77      96.75
  Irving (Las Colinas), TX .........        148         4,585,801       2,065,854      80.52       105.43      84.89
  Mount Laurel, NJ .................        116         3,390,400       1,252,966      85.98        93.14      80.08
  West Hollywood, CA ...............        109         3,002,631       1,304,715      72.57       104.00      75.47

Hampton Inn
  Albany/Latham, NY ................        126         2,575,469       1,312,441      65.41        85.62      56.00
  Germantown, MD ...................        178         3,054,896       1,470,680      56.11        83.79      47.01
  Islandia (Long Island), NY .......        121         4,295,834       2,334,340      73.23       132.82      97.26
  Lombard (Chicago), Il ............        128         2,227,997         969,518      56.05        85.08      47.69
  Naples, FL .......................        107         1,697,070         622,144      56.88        76.40      43.46
  Norcross, GA .....................        149         2,009,341         752,269      56.24        65.70      36.95
  Schaumburg (Chicago), IL .........        128         2,630,788       1,336,671      62.86        89.58      56.31
  Tallahassee, FL ..................         93         2,043,144       1,047,423      79.00        76.19      60.19
  West Palm Beach, FL ..............        135         2,733,902       1,164,176      76.24        72.77      55.48
  Westchester (Chicago), IL ........        112         2,707,823       1,424,433      69.66        95.08      66.23
  Willow Grove (Philadelphia), PA ..        150         4,203,678       2,327,701      73.54       104.40      76.78
  Woburn, MA .......................         99         2,539,416       1,241,432      63.89       110.00      70.28

Sunrise Suites
  Eatontown (Tinton Falls), NJ . ...         96         2,805,607         946,460      75.82       105.60      80.07

Holiday Inn Express
  Lexington, MA ....................        204         3,765,974       1,822,894      54.66        92.52      50.57

Courtyard by Marriott
  Fort Lauderdale, FL ..............        136         3,156,893       1,540,047      66.35        95.84      63.59

TownePlace Suites
  Horsham, PA ......................         95         2,225,065       1,191,243      79.64        80.57      64.17
--------------------------------------------------------------------------------------------------------------------
Consolidated Total /
Weighted Average ...................      8,131      $227,413,271    $106,171,879      73.07%     $105.09    $ 76.78
====================================================================================================================

----------
(1) Represents Percentage Lease revenue from the Lessees to the Company calculated in accordance with the Percentage Leases.
(2) Represents the occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Hotels for the year including the period, if any, prior to ownership by the Company. RevPAR for a hotel is calculated by multiplying its ADR by its occupancy rate.

     The Percentage Leases. Each Percentage Lease contains provisions substantially similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain substantially similar provisions.

     Percentage Lease Terms. Each Percentage Lease has an initial term of at least ten years (except that the leases for the Tysons Corner, VA and West Hollywood, CA hotels have terms of five years), subject to earlier termination upon the occurrence of defaults thereunder and certain other events described in the Percentage Lease. Certain of the Percentage Leases contain renewal terms of up to 15 years, which may be exercised by the Lessees. Under the renewal provisions, the rent formula for the renewal term will be re-set to produce a then-current market rate rent.

     Amounts Payable Under the Percentage Leases. The Lessees are obligated to pay to the Company the greater of a fixed annual Base Rent or Percentage Rent. Percentage Rent is based on percentages of room revenues for each of the Hotels. Both the Base Rent and the Revenue Break Point (as defined in "Internal Growth Strategy" above) in each Percentage Rent formula are adjusted annually for inflation based upon the change in the CPI during the prior calendar year. The CPI increase effective January 1, 2002 was 1.3%. Under the Percentage Rent formula, the Company receives between 30% and 36.5% of room revenue up to the Revenue Break Point and between 68% and 70% of room revenue in excess of the Revenue Break Point.

     Other than real estate and personal property taxes, ground lease rent (where applicable), the cost of certain furniture, fixtures and equipment and certain capital expenditures, and property and casualty insurance, which are obligations of the Company, the Percentage Leases require the Lessees to pay Base Rent, Percentage Rent and the operating expenses of the Hotels during the terms of the Percentage Leases. Unlike the IH Lessee, the Summerfield Lessee also must pay for property and casualty insurance for the six Summerfield Hotels it leases.

     Maintenance and Modifications. The Percentage Leases obligate the Company to make available to the Lessees for the repair, replacement and refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels, when and as deemed necessary by the Lessees, an amount equal to 4% or 5% of room revenues, per month on a cumulative basis. The Company's obligation is carried forward to the extent that the Lessees have not spent such amount, and any unspent amounts remain the property of the Company upon termination of the Percentage Leases. In addition, the Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or Marriott Management Agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the Lessees are required, at their expense, to (i) maintain the Hotels in good order and repair, (ii) pay for all operating expenses of the Hotels and (iii) comply with the requirements of any of the Company's loan agreements (to the extent applicable to property operations or cash management), any franchise agreement, the Marriott Management Agreements and applicable law.

     Insurance. Each Percentage Lease specifies comprehensive insurance to be maintained on each of the Hotels, including liability, property and casualty and extended coverage. The Company's loans also require insurance which may be more comprehensive than that required by the Percentage Leases.

Item 3. Legal Proceedings

     Other than as described below, the Company is not presently a defendant in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to pose no material financial risk to the Company and/or is expected to be covered by the Company's or the Lessees' insurance policies.

     In May 2000, the Company's former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company and certain IH Lessee entities. The suit alleges that he was wrongfully terminated in breach of his employment contract and also alleges various other related claims against the Company and the IH Lessee. The Company believes that the claims are without merit and is aggressively defending against all allegations. Any claims that are not settled or otherwise disposed of are currently scheduled to be tried in mid-2002. The Company has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies. See also "Critical Accounting Policies" in Item 7.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders between September 1, 2001 and December 31, 2001.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters

     The Company's common shares are traded on the New York Stock Exchange under the symbol "KPA." The following table sets forth for the periods indicated the high and low sales prices for the common shares, as traded on such exchange.

                                      High       Low
------------------------------------------------------
              2001
              ----
First quarter.................       $12.43     $10.63
Second quarter................        12.25      10.00
Third quarter.................        11.95       7.00
Fourth quarter................         9.91       6.81
              2000
              ----
First quarter.................         8.44       7.81
Second quarter................         9.38       8.00
Third quarter.................        10.94       8.94
Fourth quarter................        11.44       9.75
              1999
              ----
First quarter.................        11.75       9.00
Second quarter................        10.94       9.56
Third quarter.................         9.81       8.31
Fourth quarter................         8.88       7.69

     At March 14, 2002 the Company had approximately 600 holders of record of its common shares and approximately 40 holders of record of the Series A Convertible Preferred Shares. It is estimated that there were approximately 16,000 beneficial owners, in the aggregate, of the common and preferred shares.

     IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY'S DECLARATION OF TRUST LIMITS THE NUMBER OF COMMON SHARES THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.8% OF THE OUTSTANDING COMMON SHARES. SEE "RISK FACTORS--OUR SHARE OWNERSHIP LIMITATION MAY PREVENT CERTAIN TRANSFERS OF OUR COMMON SHARES."

     In order to maintain its qualification as a REIT, the Company must distribute at least 90% of its taxable income. The Company's policy is to distribute 100% of its taxable income. The following table sets forth information regarding the declaration and payment of distributions by the Company on its common shares and Series A Preferred Shares for the years ending December 31, 2001, 2000 and 1999.

                                                               Common       Preferred
                                                               share          share
Quarter to which distribution       Record       Payment    distribution   distribution
             relates                 date         date         amount         amount
------------------------------    ----------   ----------   ------------   ------------
              2001
              ----
First quarter.................    03/30/2001   04/24/2001      $0.30         $0.53906
Second quarter................    06/29/2001   07/31/2001       0.30          0.53906

                                                               Common       Preferred
                                                               share          share
Quarter to which distribution       Record       Payment    distribution   distribution
             relates                 date         date         amount         amount
------------------------------    ----------   ----------   ------------   -------------
Third quarter.................    09/28/2001   10/30/2001       0.30          0.53906
Fourth quarter................    12/28/2001   01/29/2002       0.01          0.53906
              2000
              ----
First quarter.................    03/31/2000   04/25/2000       0.28          0.53906
Second quarter................    06/30/2000   07/25/2000       0.28          0.53906
Third quarter.................    09/29/2000   10/31/2000       0.28          0.53906
Fourth quarter................    12/29/2000   01/30/2001       0.28          0.53906
              1999
              ----
First quarter.................    03/26/1999   04/27/1999       0.28          0.53906
Second quarter................    06/25/1999   07/27/1999       0.28          0.53906
Third quarter.................    09/24/1999   10/26/1999       0.28          0.53906
Fourth quarter................    12/31/1999   01/25/2000       0.28          0.53906

     Approximately 4.1% and 1.7% of the 2001 and 2000 common and preferred share distributions represented long-term capital gains, respectively. Approximately 2.5% of the 2001 common and preferred share distributions represented unrecaptured Section 1250 gains. The remainder of the 2001 and 2000 common and preferred share distributions was ordinary income. In 1999, 100% of the distributions were ordinary income.

     On March 1, 2002, the Company's Board of Trustees declared a first quarter distribution of $0.08 per common share and common unit, $0.53906 per Series A Preferred Share and $0.275 per Class B Preferred Unit to holders of record on March 29, 2002. The distribution is payable on April 30, 2002.

     The Company had no sales of unregistered securities to report for the year ended December 31, 2001.

Item 6. Selected Financial Data

     The following tables set forth selected financial and other data for the Company and the IH Lessee. The following data should be read in conjunction with the consolidated or combined financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company and the IH Lessee included herein.

     The selected financial and other data for the Company and the IH Lessee have been derived from the consolidated or combined financial statements of the Company and the IH Lessee audited by PricewaterhouseCoopers LLP, independent accountants.

                              Innkeepers USA Trust
                             Selected Financial Data

(in thousands, except share                                  For the years ended December 31,
                                    -----------------------------------------------------------------------
   and per share data)                 2001            2000          1999           1998           1997
-----------------------------------------------------------------------------------------------------------
Operating data:
Total revenue                       $   107,565    $   125,831    $   114,360    $   103,767    $    66,813
Income before minority interest
and other items                          31,466         51,446         42,548         42,113         29,213
Minority interest, common                  (615)        (1,525)        (1,207)        (1,829)        (1,879)
Minority interest, preferred             (4,433)        (4,693)        (4,693)        (4,693)        (4,551)
Gain (loss) on sale of hotels,             (250)          (214)            --            333             --
net
Extraordinary loss                           --           (240)            --         (2,760)            --
Net income                               26,168         44,774         36,648         33,164         22,783
Basic earnings per share                   0.47           1.02           0.78           0.81           0.85

Diluted earnings per share                 0.47           1.02           0.78           0.80           0.85

Other data:
Funds from operations ("FFO") (1)   $    70,846    $    89,644    $    79,368    $    72,968    $    47,518
Denominator for FFO per share (1)    46,538,200     46,693,539     46,638,031     44,273,585     33,203,835
Dividends per common share                 0.91           1.12           1.12           1.12           1.02

Dividends per preferred share              2.16           2.16           2.16           1.50             --

Cash provided by operating
   activities                            75,028         92,559         79,809         70,498         49,203

Cash used by investing activities       (37,308)       (26,828)       (74,189)      (159,263)      (246,744)
Cash provided (used) by
   financing activities                 (47,053)       (55,725)        (3,858)        87,179        161,430

                                                      December 31,
                                   ----------------------------------------------------
                                     2001       2000       1999       1998       1997
---------------------------------------------------------------------------------------
Balance sheet data:
Investment in hotels, at cost      $865,882   $837,472   $831,371   $764,221   $601,508
Total assets                        752,920    765,155    766,700    725,114    592,607
Debt                                261,116    246,185    243,875    191,183    160,455
Minority interest in Partnership     54,249     58,304     59,457     59,802     74,552
Shareholders' equity                426,003    440,544    443,457    454,392    342,638

(1) See "Funds From Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    IH Lessee
                             Selected Financial Data

                                                      Years Ended December 31,
                                        ----------------------------------------------------
(in thousands, except per share data)     2001       2000       1999       1998       1997
--------------------------------------------------------------------------------------------
Operating Data:
Room revenue                            $200,017   $222,806   $204,539   $179,366   $117,170
Other revenue                              9,322     10,821     10,541      9,213      7,333
--------------------------------------------------------------------------------------------
Total revenue                            209,339    233,627    215,080    188,579    124,503
Hotel operating expenses                 106,273    114,690    107,477     94,370     61,320
--------------------------------------------------------------------------------------------
                                         103,066    118,937    107,603     94,209     63,183
Lessee overhead                            4,736      3,810      3,468      2,364      2,210
Percentage Lease expense                  93,942    110,122     99,193     87,735     57,486
--------------------------------------------------------------------------------------------
Net income (1)                          $  4,388   $  5,005   $  4,942   $  4,110   $  3,487
--------------------------------------------------------------------------------------------

(1) The IH Lessee has elected status as a Subchapter S corporation for federal income tax purposes and, generally, pays no corporate level tax on its net income.

Innkeepers USA Trust
Quarterly Results of Operations and Other Data

(unaudited, in thousands except                  First         Second        Third        Fourth
     share data)                                Quarter       Quarter       Quarter       Quarter        Total
-----------------------------------------------------------------------------------------------------------------
2001
Operating data (1):
Total revenue                                 $    16,676   $    18,962   $    31,551   $    40,376   $   107,565
Income (loss) before minority interest             (2,623)            2        12,919        21,168        31,466
Net income (loss)                                  (3,507)         (989)       11,449        19,215        26,168
Basic earnings (loss) per share                     (0.18)        (0.10)         0.26          0.49          0.47
Diluted earnings (loss) per share                   (0.18)        (0.10)         0.26          0.45          0.47
Other data:
FFO (2)                                       $    20,989   $    20,607   $    18,233   $    11,017   $    70,846
Denominator for FFO per share (2)              46,653,959    46,537,993    46,535,623    46,427,055    46,538,200
-----------------------------------------------------------------------------------------------------------------
2000
Operating data (1):
Total revenue                                 $    15,871   $    19,796   $    38,694   $    51,470   $   125,831
Income (loss) before minority interest             (3,372)        1,113        20,030        33,675        51,446
Net income (loss)                                  (4,242)         (181)       18,157        31,040        44,774
Basic earnings (loss) per share                     (0.20)        (0.08)         0.46          0.83          1.02
Diluted earnings (loss) per share                   (0.20)        (0.08)         0.43          0.71          1.02
Other data:
FFO (2)                                       $    19,201   $    23,831   $    26,151   $    20,461   $    89,644
Denominator for FFO per share (2)              46,672,944    46,702,483    46,693,830    46,705,712    46,693,539
-----------------------------------------------------------------------------------------------------------------
1999
Operating data (3):
Total revenue                                 $    26,015   $    29,710   $    31,784   $    26,851   $   114,360
Income before minority interest                     8,484        11,592        13,919         8,553        42,548
Net income                                          7,106        10,077        12,299         7,166        36,648
Basic earnings per share                             0.14          0.22          0.29          0.14          0.78
Diluted earnings per share                           0.13          0.22          0.29          0.14          0.78
Other data:
FFO (2)                                       $    17,196   $    20,972   $    23,258   $    17,942   $    79,368
Denominator for FFO per share (2)              46,630,057    46,652,972    46,648,407    46,620,031    46,638,031
-----------------------------------------------------------------------------------------------------------------

(1) The operating data reflect the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 effectively defers recognition of Percentage Rent from the first and second quarters to the third or fourth quarters. SAB 101 has no impact on the Company's distribution policy, cash flow, reported quarterly FFO or the annual recognition of Percentage Lease revenue.
(2) See "Funds From Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) The quarterly information for 1999 is presented without regard to the application of SAB 101.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes of Innkeepers USA Trust and the combined financial statements and related notes of the IH Lessee beginning on page F-1. The notes contain essential information and the definitions of certain capitalized terms used herein.

     Occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for 66 of the hotels are presented in the following table. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                                   Years ended
                                                    December 31,     Percentage
                                                ------------------    increase
                                                 2001       2000     (decrease)
-------------------------------------------------------------------------------
The Hotels (1)
     Occupancy                                    73.07%     80.23%    (8.93)%
     ADR                                        $105.09    $107.33     (2.09)%
     RevPAR                                     $ 76.78    $ 86.11    (10.83)%

Upscale, extended-stay hotels (2):
     Occupancy                                    75.71%     83.02%    (8.80)%
     ADR                                        $109.27    $112.61     (2.97)%
     RevPAR                                     $ 82.73    $ 93.49    (11.51)%

Limited service hotels (3):
     Occupancy                                    64.17%     71.26%    (9.95)%
     ADR                                        $ 90.70    $ 88.80      2.13%
     RevPAR                                     $ 58.20    $ 63.29     (8.03)%

(1)  66 hotels, excludes one hotel opened on January 8, 2001
(2)  51 hotels, excludes one hotel opened on January 8, 2001
(3)  14 hotels

Innkeepers USA Trust
--------------------

Critical Accounting Policies

     In accordance with recent SEC guidance, we discuss below material accounting policies that the Company believes are critical to an investor's understanding of its financial results and condition, and require management to make complex judgments and/or assessments of risks. Information regarding these and other accounting policies is included in the notes to the Company's financial statements.

     Allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts. Substantially all of the Company's receivables at December 31, 2001 was Rent due from the Lessees, which was fully paid in January 2002. However, the Lessees rely primarily on cash flow from their operation of the hotels to pay rent, and collection of future receivables from the Lessees cannot be assured.

     Insurance. The Company has obtained property and casualty insurance with loss limits and coverages deemed reasonable by management (and as may be required by lenders and franchisors). There can be no assurance that the insurance obtained will fully protect the Company against insurable losses, that the Company will not incur losses from risks that are not insurable or that are not economically insurable or that current coverages will continue to be available at reasonable rates.

     Long-Lived Assets. Hotel properties are depreciated over their estimated useful lives. Useful lives are based on management's estimates of the period over which the assets will generate revenue.

     The Company reviews its hotel properties for "impairment" whenever events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. The Company reviewed each of its hotel properties at December 31, 2001 for impairment and, based on its estimate of each hotel's future undiscounted cash flows, determined that no impairment existed at December 31, 2001. However, if the estimate of the future cash flows were to decrease in future periods, the Company may be required to recognize an impairment in such period and the impairment may be significant.

     The Company has classified one hotel property as "held for sale" at December 31, 2001. Held for sale properties are reported at the lower of the carrying amount or fair value less costs to sell. Based on this criteria, the Company recognized a loss of $250,000 for the year ended December 31, 2001 on this hotel.

     REIT Qualification Tests. The Company is subject to numerous operational and organizational requirements to maintain its REIT status. Based on tests performed by management for the year ended December 31, 2001, the Company believes that it satisfied the requirements needed to maintain its REIT status. However, the Company is subject to audit and if the taxing authorities determined that the Company failed one or more of these tests, the Company could lose its REIT status. If the Company did not qualify as a REIT, its income would become subject to federal and state income taxes, which would be substantial.

     Accrual for Certain Litigation Settlements and Costs. The Company is currently defending itself in litigation filed by a former officer. The Company has recognized $300,000 and $200,000 in 2001 and 2000, respectively, in costs related to defending this litigation. We will recognize additional costs related to this litigation in 2002. The case is currently set for trial in mid-2002. We currently estimate that legal and related costs could total an additional $200,000 to $500,000 to proceed to and conclude the trial.

     The Company believes that the claims are without merit and is aggressively defending against all allegations. Therefore, it has not recorded any settlement or judgment costs related to this litigation at December 31, 2001. However, if the Company settled or lost the breach of employment contract claim, it would be obligated to pay up to approximately $1,250,000 in cash, and to vest restricted shares which would result in a non-cash charge of up to approximately $1,175,000. No amounts are included in these estimates for any of the plaintiff's other claims.

Results of Operations

     The following paragraphs discuss the results of operations for the Company.

Comparison of the Year Ended December 31, 2001 ("2001") to the Year Ended December 31, 2000 ("2000")

     The Company had revenues for 2001 of $107,565,000, consisting of $106,172,000 of Percentage Lease revenue from the Lessees and $1,393,000 of other revenue, compared with $125,831,000, $124,141,000 and $1,690,000, respectively, for 2000. The decrease in Percentage Lease revenue of $17,969,000, or 14.5%, is due, primarily, to the reduction RevPAR at the Hotels of 10.8% in 2001. The lower revenues were attributable to a sluggish economy during the year and the dramatic falloff in business travel following the September 11 terrorist attacks. The Company's eight hotels in Silicon Valley, CA were affected more dramatically than the remainder of its portfolio. These eight hotels experienced a RevPAR decline of 21.0% in 2001 and represented approximately 24.3% of the Company's Percentage Lease revenue in 2001.

     Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $41,716,000 in the aggregate for 2001 compared with $40,353,000 for 2000. The increase in Depreciation and Amortization was primarily due to the depreciation on the Company's hotel in Tysons Corner, VA (which opened on January 8, 2001) and renovations completed at the Hotels during 2000. The amortization of certain restricted share awards granted in November 2000 also contributed to the increase in Depreciation and Amortization.

     Interest expense for 2001 was $18,565,000 compared with $18,190,000 for 2000. This increase is due primarily to an increase in weighted average borrowings of approximately $8,650,000, which was partially offset by decreases in the interest rates on the Company's variable rate debt.

     Real estate and personal property taxes and property insurance were $10,966,000 for 2001 compared with $11,108,000 for 2000. The decrease was due primarily to a reduction in real estate tax accruals for certain hotels and the receipt of refunds of prior year real estate taxes which resulted from the successful appeal of certain hotels' assessed values, which was partially offset by the real estate and personal property taxes and property insurance on the Company's hotel in Tysons Corner, VA. The Company has renewed its property and other insurance coverages for the policy year ending October 31, 2002. The new property insurance policies reduced the limits of certain coverages, and the premiums increased over 130% from approximately $927,000 for the 2001 policy year to $2,201,000 for the 2002 policy year.

     General and administrative expenses increased as a percentage of total revenue to 3.3% from 3.1% in 2000. However, general and administrative expenses actually decreased by $279,000 due primarily to no 2001 performance bonuses being paid to the Company's executive management team.

     Other charges were $782,000 in 2001 and $400,000 in 2000. In 2001 and 2000,
the Company accrued $300,000 and $200,000, respectively, for legal costs related to the litigation with the Company's former Chief Operating Officer. In 2001 and 2000, the Company accrued $310,000 and $200,000, respectively, in costs for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act. Also in 2001, the Company expensed approximately $172,000 of costs associated with terminating its Percentage Lease with the Summerfield Lessee on its Summerfield Suites hotel located in West Hollywood, CA, which is now leased to the IH Lessee. This hotel is currently under contract to be sold to an unaffiliated third party and closing of the sale is anticipated in the second quarter of 2002.

     Net income applicable to common shareholders decreased to $16,185,000, or $0.47 per diluted share, in 2001 from $34,791,000 or $1.02 per diluted share, in 2000 as a result of the items discussed above. The 2000 results include an extraordinary loss of $240,000 relating to the extinguishment of the Company's previous line of credit.

Comparison of the Year Ended December 31, 2000 ("2000") to the Year Ended December 31, 1999 ("1999")

     The Company had revenues for 2000 of $125,831,000, consisting of $124,141,000 of Percentage Lease revenue from the Lessees and $1,690,000 of other revenue, compared with $114,360,000, $112,839,000 and $1,521,000, respectively, for 1999. The increase in Percentage Lease revenue was due, primarily, to RevPAR growth at the Hotels of 7.42% in 2000.

     Depreciation and Amortization was $40,353,000 in the aggregate for 2000 compared with $39,216,000 for 1999. The increase in Depreciation and Amortization was primarily due to the depreciation of renovations completed at the Hotels.

     Interest expense for 2000 was $18,190,000 compared with $16,818,000 for 1999. This increase is due primarily to additional borrowings for a hotel acquisition late in the first quarter of 1999 and increases in the variable interest rates on the Line of Credit and certain other debt for 2000.

     Real estate and personal property taxes and property insurance were $11,108,000 for 2000 compared with $11,728,000 for 1999. The decrease was primarily due to the receipt of refunds of prior years real estate taxes which resulted from the successful appeal of certain Texas hotels' assessed values and changes in the estimate of accruals held for taxes in certain states which bill their property taxes in arrears.

     General and administrative expenses remained relatively constant at approximately 3% of total revenue in 2000.

     Net income applicable to common shareholders increased to $34,791,000, or $1.02 per diluted share, in 2000 from $26,665,000 or $0.78 per diluted share, in 1999 as a result of the items discussed above. The 2000 results include an extraordinary loss of $240,000 relating to the extinguishment of the Company's previous line of credit and a $214,000 loss on the sale of a hotel.

Liquidity and Capital Resources

     The Company's principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. The Company does not expect that its cash provided by operating activities will be adequate to meet all of its liquidity needs. The Company currently expects to fund any liquidity shortfall and its external growth objectives primarily by borrowing on its Line of Credit or other facilities, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit.

Cash Flow Analysis

     Cash and cash equivalents (including restricted cash and cash equivalents) at December 31, 2001 and 2000 were $24,215,000 and $33,077,000, including approximately $8,838,000 and $9,175,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents include approximately $10,300,000 and $9,492,000 at December 31, 2001 and 2000,
respectively, that is held in escrow to pay for insurance, taxes, and additional capital expenditures for certain Hotels. The decrease in cash balances is due primarily to the completion of certain renovation projects and the decrease in cash flow attributable to the decrease in Percentage Lease revenue in 2001.

     Net cash provided by operating activities for the years ended December 31, 2001 and 2000 was $75,028,000 and $92,559,000, respectively. The $17,531,000 decrease is primarily due to the $18,606,000 reduction in net income in 2001 from 2000.

     Net cash used in investing activities was $37,308,000 for the year December 31, 2001. This was comprised primarily of (a) renovations at certain hotels of approximately $26,333,000, (b) development costs on the Company's project in Tyson's Corner, VA of approximately $1,496,000, (c) costs on the Company's hotel development in Saddle River, NJ of approximately $8,998,000 and (d) net deposits in restricted cash accounts of $471,000.

     Net cash used in investing activities was $26,828,000 for the year ended December 31, 2000. This was comprised primarily of (a) renovations at certain hotels of approximately $18,900,000; (b) development costs on the Company's Residence Inn by Marriott hotel in Tysons Corner, VA of approximately $7,700,000; and (c) net deposits into the restricted cash accounts of approximately $6,395,000; partially offset by the net proceeds from the sale of the Comfort Inn in Allentown, PA for approximately $6,173,000.

     Net cash used by financing activities was $47,053,000 for the year ended December 31, 2001, consisting primarily of distributions paid of approximately $57,129,000, the redemption of 178,860 Class B Preferred Units and 152,574 Common Units in the Partnership for approximately $3,893,000, the repayment of a mortgage that matured of approximately $3,027,000, fees incurred with the extension of the maturity date of the Line of Credit of approximately $639,000 and principal payments on amortizing debt of approximately $3,042,000, which was partially offset by net borrowings under the Line of Credit of approximately $21,000,000.

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

Distributions/Dividends

     The Company has paid regular distributions on its common shares and Common Units, and the quarterly distribution for the first three quarters of 2001 was $0.30 per share or unit. The Company paid a distribution on its common shares and Common Units for the fourth quarter of 2001 in the amount of $0.01 per share. The timing and amount of any future dividends will be determined by the Company's Board of Trustees based on factors it deems relevant. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status. The Company's current intention is to distribute approximately 100% of its taxable income in 2002. The Company believes it would pay between $0.50 and $0.60 per common share in 2002 if the RevPAR for its Hotels declines 5% in 2002 from 2001 levels. However, if the Company's 2002 RevPAR assumptions prove too optimistic or its expense assumptions are too low, it would reduce the common share dividend accordingly. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit. Each Class B Preferred Unit may be converted into one Common Unit at the election of the holder. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share.

     The Company has issued an aggregate of 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares"). Each Series A Preferred Share is convertible into 1.4811 common shares at any time. The Series A Preferred Shares may be redeemed by the Company after May 18, 2003 and have no stated maturity or sinking fund requirements. Each Series A Preferred Share has a liquidation preference of $25 per share and is entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which the Series A Preferred Share is convertible.

Financing

     In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company's operations are insufficient to fund such needs. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has bank funding commitments available under the Line of Credit of approximately $104,000,000 at December 31, 2001. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. At December 31, 2001, the Company was in compliance with the financial covenants contained in its various loan agreements. If the trends in the current operating environment persist, however, the borrowing capacity under the Line of Credit will decrease by a significant amount and the Company will fail to comply with one or more financial covenants of the Line of Credit. The Company is currently negotiating an amendment to the Line of Credit which will allow the Company to comply with its financial covenants in 2002 and restore some of its anticipated lost borrowing capacity. This amendment is expected to re-set certain financial covenant thresholds for 2002 to levels that contemplate that the current difficult operating environment persists throughout the year. If the Company fails to conclude such amendment, or if the operating environment in 2002 worsens substantially from the current trends and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings outstanding under the Line of Credit, locate financing for its hotel development in Saddle River, NJ, or significantly reduce its other planned capital expenditures.

     The following table summarizes certain information concerning the Company's debt at December 31, 2001and 2000:

                                                                 2001           2000
----------------------------------------------------------------------------------------
Investment in hotels, at cost                                $865,882,000   $837,472,000
Debt                                                          261,116,000    246,185,000
Percentage of debt to investment in hotels, at cost                  30.2%          29.4%
Percentage of fixed rate debt to total debt                          88.1%          95.9%
Weighted average implied interest rates on:
     Fixed rate debt                                                 7.54%          7.51%
     Variable rate debt                                              3.08%          5.00%
     Total debt                                                      7.01%          7.41%
Number of hotels properties:
     Collateralized                                                    39             40
     Unencumbered                                                      28             27
Debt Service Coverage Ratios
     Interest coverage ratio (EBITDA divided by interest
     expense)                                                         4.9x           6.0x
     Fixed  charge coverage ratio (EBITDA divided by fixed
     charges)                                                         2.3x           2.7x
     Total debt to EBITDA                                             2.8x           2.2x

     The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture, fixtures and equipment replacement reserve calculated at 4% of room revenue at the Hotels.

     The Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at December 31, 2001 of $21,000,000, a 100 basis point increase in the LIBOR rate would increase annual interest charges by $210,000.

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

Capital Expenditures

     The Percentage Leases generally require the Company to make available to the Lessees an amount equal to 4% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture and equipment and certain other capital expenditures at the Hotels. Each of the Company's term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to 5% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. See also "Business--General--Internal Growth Strategy--Capital Improvements, Renovations and Refurbishment."

     Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by the franchisors. Management believes that for the foreseeable future the Company will continue to spend more on capital expenditures than it is required to make available to the Lessees under the Percentage Leases or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include for any given year market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2002, management expects to spend between $20 million and $23 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company's operations, the Company intends to borrow under the Line of Credit.

Related Party Transactions

     The Company has entered into a number of transactions and arrangements that may involve conflicts of interest. For a description of the transactions and arrangements, please see "Risk Factors-Conflicts of Interest and Related Party Transactions" beginning on page R-2.

Contractual Obligations and Commercial Commitments

     The following table summarizes the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

                                                  Payments due by period (000's)
Obligation                                2002      2003     2004     Thereafter    Total
------------------------------------------------------------------------------------------

Debt                                     $ 3,467   $4,562   $25,890   $227,197    $261,116
Ground leases (1)                            498      498       498     20,266      21,760
Construction contracts (2)                19,000       --        --         --      19,000
Guarantee of IH Lessee obligations (3)        --       --        --         --          --
------------------------------------------------------------------------------------------
                                         $22,965   $5,060   $26,388   $247,463    $301,876
------------------------------------------------------------------------------------------

(1) The Company has two fifty-year term ground leases expiring July 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties. Minimum annual rent payable under these leases is approximately $498,000 in the aggregate, subject to increase based on increases in the consumer price index.

(2) The Company is developing a 174-room Residence Inn by Marriott hotel in Saddle River, NJ. The Company has executed a contract for the construction of this hotel. Construction commenced in June 2001 and the total cost of this project is currently estimated to be approximately $25 million. The Company anticipates that it will incur approximately $16 million in costs for completing this development in 2002. The Company also has executed approximately $3 million in certain other construction contracts and purchase orders for work to be completed in the first half of 2002.

(3) The Company has guaranteed certain of the IH Lessee's obligations under the franchise licenses and Marriott Management Agreements, generally in exchange for certain rights to substitute replacement lessees if the

     Company terminates the related Percentage Lease. We cannot predict whether, when or to what extent the Company may incur liability under these guarantees.

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

Inflation

     Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, generally possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation. Inflation has been modest in the past few years, however, there can be no assurance that these modest inflation levels will not increase in future years.

Funds From Operations

     Funds From Operations ("FFO") is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and extraordinary items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

     The following presents the Company's calculations of FFO and the denominator for FFO per share for the years ended December 31, 2001, 2000 and 1999 (in thousands, except share data):

                                  2001           2000         1999
----------------------------------------------------------------------
Net income applicable to
     common shareholders       $    16,185   $    34,791   $    26,665
Minority interest, common              615         1,525         1,207
Minority interest, preferred         4,433         4,693         4,693
Loss on sale of hotels, net            250           214            --
Extraordinary loss                      --           240            --
Depreciation                        39,380        38,198        36,820
Preferred share dividends            9,983         9,983         9,983
----------------------------------------------------------------------
FFO                            $    70,846   $    89,644   $    79,368
=======================================================================

Denominator for diluted
     earnings per share         34,461,134    34,251,885    34,149,108
Weighted average:
     Common Units                1,320,403     1,520,832     1,568,101
     Preferred Units             3,899,170     4,063,329     4,063,329
     Convertible
       preferred shares          6,857,493     6,857,493     6,857,493
----------------------------------------------------------------------
Denominator for FFO
     per share                  46,538,200    46,693,539    46,638,031
=======================================================================

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We have used the purchase method accounting for all of our hotel acquisitions.

     In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and will require (1) intangible assets to be reclassified into goodwill, (2) goodwill amortization to cease, and (3) the testing of goodwill for impairment at certain intervals. We do not currently have any goodwill recorded on our books and do not anticipate having any in the near future.

     In June 2001, the FASB approved SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value for an asset retirement obligation be recognized in the period in which it is incurred. The costs are capitalized as a part of the carrying amount of the related asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that we have any "asset retirement obligations" at December 31, 2001.

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

IH Lessee
---------

Critical Accounting Policies

     In accordance with recent SEC guidance, the IH Lessee's material accounting policies that it believes are critical to an investor's understanding of the IH Lessee's financial results and condition, and require the IH Lessee's management to make complex judgments and/or assessments of risks, are discussed below. Information regarding these and other accounting policies is included in the notes to the IH Lessee's financial statements.

     Allowance for doubtful accounts. The IH Lessee has recorded an allowance for accounts receivable that may not be collectible. The IH Lessee has based the allowance on its prior experience with its customers and industry norms. While the IH Lessee believes that it has considered all factors relevant to estimating its allowance, the IH Lessee's estimate could be incorrect and the IH Lessee would expense any receivables that are not collectible in excess of the allowance in the period in which such determination is made. The IH Lessee has had less than $200,000 of bad debts in each of the past three years.

     Insurance. The IH Lessee has obtained liability insurance with loss limits and coverages deemed reasonable by the IH Lessee's management (and as may be required by lenders and franchisors). There can be no assurance that the insurance obtained will fully protect the IH Lessee against insurable losses, that the IH Lessee will not incur losses from risks that are not insurable or that are not economically insurable or that current coverages will continue to be available at reasonable rates.

     Marketable Securities. The IH Lessee classifies its investment in marketable securities as "available for sale" and, therefore, carries such investment at market value. The market value of such securities is based on the New York Stock Exchange quoted market prices for such securities. Any future decreases in the value of the securities could adversely effect shareholder's equity of the IH Lessee.

     Accrual for Certain Litigation Settlements and Costs. The IH Lessee is currently defending itself in litigation filed by former officers. The IH Lessee has recognized $45,000 and $35,000 in 2001 and 2000, respectively, in costs related to defending this litigation. The IH Lessee will recognize additional costs related to this litigation in 2002. The cases are currently set for trial or arbitration in mid-2002. The IH Lessee's management currently estimates that legal and related expenses could total an additional $50,000 to $100,000 to proceed to and conclude the trial and arbitration.

     The IH Lessee believes that the claims are without merit and is aggressively defending against all allegations. Therefore, the IH Lessee has not recorded any settlement or judgment costs related to this litigation at December 31, 2001. However, if the IH Lessee settled or lost the breach of employment contract claims, the IH Lessee could be obligated to pay up to approximately $1,250,000 in cash. This estimate includes amounts relating only to the plaintiffs' breach of contract claims.

Comparison of Year Ended December 31, 2001 ("2001") to the Year Ended December 31, 2000 ("2000")

     The IH Lessee had total revenue for 2001 of $209,339,000, consisting of $200,017,000 of room revenue and $9,322,000 of other revenue. Room revenue decreased by $22,789,000, or 10.2%, from $222,806,000 in 2000. This decrease was primarily due to decreases in RevPAR at the IH Lessee-managed hotels of 8.62% and at the Marriott-managed hotels of 14.46%. The lower revenues were attributable to a sluggish economy during the year and the dramatic falloff in business travel following the September 11 terrorist attacks.

     Hotel operating expenses decreased by $8,417,000, or 7.3%, to $106,273,000 in 2001 from $114,690,000 in 2000. Hotel operating expenses actually increased when expressed as a percentage of total revenue, from 49.1% in 2000 to 50.8% in 2001, as revenues fell more than operating expenses. Percentage Lease payments decreased by $16,180,000, or 14.7%, to $93,942,000 in 2001 from $110,122,000 in
2000. The decrease in Percentage Lease payments was primarily due to the decrease in room revenue at the hotels resulting in lower percentage rent payable to the Company. Lessee overhead increased to $4,736,000 in 2001 from $3,810,000 in 2000. The increase in the IH Lessee's overhead is attributable to lower interest income on its temporary cash investments, the decrease in the Company's distribution on the common shares held by the IH Lessee and additional staffing costs related to the ten hotels the IH Lessee began managing in late 2000 and early 2001. As a result of these items, net income for 2001 was $4,388,000, which was a decrease of $617,000, or 12.3%, from $5,005,000 for
2000.

     Departmental profit (as reflected on the IH Lessee's combined statement of operations) as a percentage of total revenue was 79.6% in 2001 and 79.9% in 2000. Net income as a percentage of total revenue was 2.1% in 2001 and 2000.

Comparison of Year Ended December 31, 2000 ("2000") to the Year Ended December 31, 1999 ("1999")

     The IH Lessee had total revenue for 2000 of $233,627,000, consisting of $222,806,000 of room revenue and $10,821,000 of other revenue. Room revenue increased by $18,267,000, or 8.9% from $204,539,000 for 1999. This increase was primarily due to increases in RevPAR at the IH Lessee-managed hotels of 5.86% and at the Marriott-managed hotels of 9.50%.

     Percentage Lease payments and hotel operating expenses for 2000 were $110,122,000 and $114,690,000, respectively. Percentage Lease payments and hotel operating expenses increased by $10,929,000, or 11.0%, and $7,213,000, or 6.7%, respectively, from $99,193,000 and $107,477,000 for 1999, respectively. The increase in Percentage Lease payments was primarily due to the increase in room revenue at the hotels, and hotel operating expenses increased in proportion to the increase in revenues at the hotels. Net income for 2000 was $5,005,000, which was an increase of $63,000, or 1.3%, from $4,942,000 for 1999.

     Departmental profit (as reflected on the IH Lessee's combined statement of operations) as a percentage of total revenue was 79.9% in 2000 and 79.2% in 1999. Net income as a percentage of total revenue decreased to 2.1% in 2000 from 2.3% in 1999.

Liquidity and Capital Resources

     The IH Lessee's principal source of revenue is the revenue derived from the hotels it operates under leases from the Company. The IH Lessee is dependent on this revenue to provide cash for the payment of its operating expenses, insurance, overhead and Rent. The IH Lessee has nominal net worth and is dependent upon the cash flow from operating activities to meet substantially all of its liquidity needs, including working capital and distributions to its shareholders. The IH Lessee believes that its cash flow from the operation of the Hotels will be sufficient to meet its obligations under the Percentage Leases. However, the IH Lessee may be required to borrow to meet its other operating costs (and any other liquidity needs) in the first and second quarter of 2002. The IH Lessee currently anticipates that for the full year 2002, it will generate net income of approximately $2,400,000 based on estimated RevPAR declines of 2.5% at the IH Lessee-managed hotels and 6.5% at the Marriott-managed hotels and certain estimates of expenses. If the RevPAR assumptions prove too optimistic or the expense assumptions too low, the IH Lessee net income would be adversely affected.

     Net cash flow from operating activities was $2,784,000 and $3,512,000 in 2001 and 2000, respectively. Net cash flow used in investing activities was $239,000 and $6,000 in 2001 and 2000. Net cash flow used in financing activities was $3,458,000 and $5,221,000 in 2001 and 2000, respectively, which consisted primarily of distributions paid to its shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. At December 31, 2001, the Company had total outstanding indebtedness of approximately $261,116,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 88.1% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.54% at December 31, 2001. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding at December 31, 2001, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                    Fair
                              2002     2003     2004      2005     2006    Thereafter    Total      Value
-----------------------------------------------------------------------------------------------------------
Debt:
  Fixed Rate                 $3,467   $4,562   $ 4,890   $5,891   $6,408    $204,898    $230,116   $230,116
     Average Interest Rate     7.65%    7.56%     7.57%    7.59%    7.59%       7.54%       7.54%        --
  Variable Rate                  --       --   $21,000       --       --    $ 10,000    $ 31,000   $ 31,000
     Average Interest Rate       --       --      3.74%      --       --        1.70%       3.08%        --

     The table incorporates only those exposures that existed as of December 31, 2001 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is included herein and begins on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 7, 2002.

Item 11. Executive Compensation

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 7, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 7, 2002.

Item 13. Certain Relationships and Related Transactions

     Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 7, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  Financial Statements

Innkeepers USA Trust
--------------------
Report of Independent Accountants................................................................F-2
Consolidated Balance Sheets at December 31, 2001 and 2000........................................F-3
Consolidated Statements of Income for the years ended
December 31, 2001, 2000 and 1999.................................................................F-4
Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2001, 2000 and 1999.................................................................F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999.................................................................F-6
Notes to Consolidated Financial Statements.......................................................F-7

Innkeepers Hospitality
----------------------

Report of Independent Accountants................................................................F-17
Combined Balance Sheets at December 31, 2001 and 2000............................................F-18
Combined Statements of Income for the years ended
December 31, 2001, 2000 and 1999.................................................................F-19
Combined Statements of Shareholders' Equity for the years ended
December 31, 2001, 2000 and 1999.................................................................F-20
Combined Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999.................................................................F-21

Notes to Combined Financial Statements...........................................................F-22

Financial Statement Schedule of Innkeepers USA Trust
----------------------------------------------------

Report of Independent Accountants................................................................F-26
Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2001.......................F-27

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company in the period from September 1, 2001 to December 31, 2001.

(c)  Exhibits

Exhibit
Number       Description of Exhibits
-------      -----------------------
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

21.1         List of Subsidiaries of the Registrant.

23.1         Consent of PricewaterhouseCoopers LLP

(d)  Financial Statement Schedules

     Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNKEEPERS USA TRUST


March 18, 2002                            /s/ Jeffrey H. Fisher
                                          --------------------------------------
                                          Chairman of the Board and President


March 18, 2002                            /s/ David Bulger
                                          --------------------------------------
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)


March 18, 2002                            /s/ Gregory M. Fay
                                          --------------------------------------
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                               TITLE                           DATE
-------------------------------    --------------------------------------     --------------
/s/ Jeffrey H. Fisher              Chief Executive Officer, President and     March 18, 2002
-------------------------------    Chairman of the Board, (Principal
       Jeffrey H. Fisher           Executive Officer)


/s/ David Bulger                   Chief Financial Officer and                March 18, 2002
-------------------------------    Treasurer
       David Bulger                (Principal Financial Officer)


/s/ Gregory M. Fay                 Chief Accounting Officer (Principal        March 18, 2002
-------------------------------    Accounting Officer)
       Gregory M. Fay


/s/ Miles Berger                   Trustee                                    March 18, 2002
-------------------------------
       Miles Berger


/s/ Thomas J. Crocker              Trustee                                    March 18, 2002
-------------------------------
       Thomas J. Crocker


/s/ Jack P. DeBoer                 Trustee                                    March 18, 2002
-------------------------------
       Jack P. DeBoer


/s/ C. Gerald Goldsmith            Trustee                                    March 18, 2002
-------------------------------
       C. Gerald Goldsmith


/s/ Rolf E. Ruhfus                 Trustee                                    March 18, 2002
-------------------------------
       Rolf E. Ruhfus


/s/ Joel Zemans                    Trustee                                    March 18, 2002
-------------------------------
       Joel Zemans

                          Index to Financial Statements
                          -----------------------------

Innkeepers USA Trust
--------------------

         Report of Independent Accountants.................................................................F-2

         Consolidated Balance Sheets at December 31, 2001 and 2000.........................................F-3

         Consolidated Statements of Income for the years ended
         December 31, 2001, 2000 and 1999..................................................................F-4

         Consolidated Statements of Shareholders' Equity for the years ended
         December 31, 2001, 2000 and 1999..................................................................F-5

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999..................................................................F-6

         Notes to Consolidated Financial Statements........................................................F-7

Innkeepers Hospitality
----------------------

         Report of Independent Accountants................................................................F-17

         Combined Balance Sheets at December 31, 2001 and 2000............................................F-18

         Combined Statements of Income for the years ended
         December 31, 2001, 2000 and 1999 ................................................................F-19

         Combined Statements of Shareholders' Equity for the years ended
         December 31, 2001, 2000 and 1999 ................................................................F-20

         Combined Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999 ................................................................F-21

         Notes to Combined Financial Statements...........................................................F-22

Financial Statement Schedule of Innkeepers USA Trust
----------------------------------------------------

         Report of Independent Accountants................................................................F-26

         Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2001.......................F-27

                        Report of Independent Accountants

To the Board of Trustees and Shareholders of Innkeepers USA Trust

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Innkeepers USA Trust at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
February 22, 2002, except for Note 12, as to which the date is March 1, 2002

Innkeepers USA Trust
Consolidated Balance Sheets
December 31, 2001 and 2000
(in thousands, except share and per share data)

                                                                                  2001         2000
------------------------------------------------------------------------------------------------------
ASSETS
Investment in hotel properties:
   Land and improvements                                                        $ 100,076    $  96,204
   Buildings and improvements                                                     652,899      631,042
   Furniture and equipment                                                        103,668       97,949
   Renovations in process                                                             241          171
   Hotels under development                                                         8,998       12,106
------------------------------------------------------------------------------------------------------
                                                                                  865,882      837,472
   Accumulated depreciation                                                      (154,574)    (123,563)
------------------------------------------------------------------------------------------------------
   Net investment in hotel properties                                             711,308      713,909

Cash and cash equivalents                                                           5,077       14,410
Restricted cash and cash equivalents                                               19,138       18,667
Due from Lessees                                                                   10,264       12,190
Deferred expenses, net                                                              4,546        4,537
Other assets                                                                        2,587        1,442
------------------------------------------------------------------------------------------------------
      Total assets                                                              $ 752,920    $ 765,155
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                            $ 261,116    $ 246,185
Accounts payable and accrued expenses                                               8,376        7,061
Distributions payable                                                               3,176       13,061
Minority interest in Partnership                                                   54,249       58,304
------------------------------------------------------------------------------------------------------
      Total liabilities                                                           326,917      324,611
------------------------------------------------------------------------------------------------------

Commitments (note 9)

Shareholders' equity:
   Preferred shares, $0.01 par value, 20,000,000 shares
      authorized, 4,630,000 shares issued and outstanding
      at December 31, 2001 and 2000                                               115,750      115,750
   Common shares, $0.01 par value, 100,000,000 shares
      authorized, 34,774,156 and 34,758,786 issued and outstanding
      at December 31, 2001 and 2000, respectively                                     348          348
   Additional paid-in capital                                                     367,596      368,025
   Unearned compensation                                                           (3,482)      (4,821)
   Distributions in excess of net earnings                                        (54,209)     (38,758)
------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                  426,003      440,544
------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                $ 752,920    $ 765,155
======================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Income
for the years ended December 31, 2001, 2000 and 1999
(in thousands, except per share data)

                                                                          2001        2000        1999
--------------------------------------------------------------------------------------------------------
Revenue:
   Percentage Lease revenue                                             $106,172    $124,141    $112,839
   Other revenue                                                           1,393       1,690       1,521
--------------------------------------------------------------------------------------------------------
      Total revenue                                                      107,565     125,831     114,360
--------------------------------------------------------------------------------------------------------

Expenses:
   Depreciation                                                           39,380      38,198      36,820
   Amortization of franchise costs                                            59          65          71
   Ground rent                                                               485         470         460
   Interest expense                                                       18,565      18,190      16,818
   Amortization of loan origination fees                                     928         909         974
   Real estate and personal property taxes and property insurance         10,966      11,108      11,728
   General and administrative (excluding amortization of
    unearned compensation)                                                 3,585       3,864       3,590
   Other charges                                                             782         400          --
   Amortization of unearned compensation                                   1,349       1,181       1,351
--------------------------------------------------------------------------------------------------------
      Total expenses                                                      76,099      74,385      71,812
--------------------------------------------------------------------------------------------------------

Income before minority interest and other items                           31,466      51,446      42,548
Minority interest, common                                                   (615)     (1,525)     (1,207)
Minority interest, preferred                                              (4,433)     (4,693)     (4,693)
Loss on sale of hotels, net                                                 (250)       (214)         --
Extraordinary loss                                                            --        (240)         --
--------------------------------------------------------------------------------------------------------
Net income                                                                26,168      44,774      36,648
Preferred share dividends                                                 (9,983)     (9,983)     (9,983)
--------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders                            $ 16,185    $ 34,791    $ 26,665
========================================================================================================

Earnings per share data:
   Basic-before extraordinary loss                                      $   0.47    $   1.02    $   0.78
   Extraordinary loss                                                         --          --          --
--------------------------------------------------------------------------------------------------------
   Basic                                                                $   0.47    $   1.02    $   0.78
========================================================================================================

   Diluted-before extraordinary loss                                    $   0.47    $   1.02    $   0.78
   Extraordinary loss                                                         --          --          --
--------------------------------------------------------------------------------------------------------
   Diluted                                                              $   0.47    $   1.02    $   0.78
========================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Shareholders' Equity for the years ended December 31,2001, 2000 and 1999
(in thousands, except share data)

                                        Preferred Shares          Common Shares
                                     ----------------------   ------------------   Additional                  Distributions
                                                 Redemption                  Par      Paid-in      Unearned     in Excess of
                                      Shares         Value      Shares     Value      Capital   Compensation    Net Earnings
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         4,630,000    $115,750    34,541,586    $345    $365,711      $(4,901)       $(22,513)
============================================================================================================================

Issuance of restricted shares               --          --       135,000       2       1,592       (1,594)             --
Amortization of unearned
   compensation                             --          --            --      --          --        1,351              --
Dividend reinvestment and share
   purchase plan, net                       --          --            --      --         (90)          --              --
Shelf registration statement costs          --          --            --      --         (61)          --              --
Allocation from minority interest           --          --            --      --          39           --              --
Net income                                  --          --            --      --          --           --          36,648
Distributions declared ($1.12 per
   common share)                            --          --            --      --          --           --         (38,839)
Distributions declared ($2.16 per
   preferred share)                         --          --            --      --          --           --          (9,983)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         4,630,000     115,750    34,676,586     347     367,191       (5,144)        (34,687)
============================================================================================================================

Issuance of restricted shares               --          --        82,200       1         857         (858)             --
Amortization of unearned
   compensation                             --          --            --      --          --        1,181              --
Shelf registration statement costs          --          --            --      --         (23)          --              --
Net income                                  --          --            --      --          --           --          44,774
Distributions declared ($1.12 per
   common share)                            --          --            --      --          --           --         (38,862)
Distributions declared ($2.16 per
   preferred share)                         --          --            --      --          --           --          (9,983)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000         4,630,000     115,750    34,758,786     348     368,025       (4,821)        (38,758)
============================================================================================================================

Issuance of restricted shares               --          --         1,000      --          10          (10)             --
Amortization of unearned
   compensation                             --          --            --      --          --        1,349              --
Shelf registration statement costs          --          --            --      --         (24)          --              --
Allocation to minority interest             --          --            --      --        (577)          --              --
Conversion of Common Units                  --          --        14,370      --         162           --              --
Net income                                  --          --            --      --          --           --          26,168
Distributions declared ($0.91 per
   common share)                            --          --            --      --          --           --         (31,636)
Distributions declared ($2.16 per
   preferred share)                         --          --            --      --          --           --          (9,983)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001         4,630,000    $115,750    34,774,156    $348    $367,596     $ (3,482)      $ (54,209)
============================================================================================================================

                                        Total
                                     Shareholders'
                                       Equity
--------------------------------------------------
Balance at December 31, 1998           $454,392
==================================================

Issuance of restricted shares                --
Amortization of unearned
   compensation                           1,351
Dividend reinvestment and share
   purchase plan, net                       (90)
Shelf registration statement costs          (61)
Allocation from minority interest            39
Net income                               36,648
Distributions declared ($1.12 per
   common share)                        (38,839)
Distributions declared ($2.16 per
   preferred share)                      (9,983)
--------------------------------------------------
Balance at December 31, 1999            443,457
==================================================

Issuance of restricted shares                --
Amortization of unearned
   compensation                           1,181
Shelf registration statement costs          (23)
Net income                               44,774
Distributions declared ($1.12 per
   common share)                        (38,862)
Distributions declared ($2.16 per
   preferred share)                      (9,983)
--------------------------------------------------
Balance at December 31, 2000            440,544
==================================================

Issuance of restricted shares                --
Amortization of unearned
   compensation                           1,349
Shelf registration statement costs          (24)
Allocation to minority interest            (577)
Conversion of Common Units                  162
Net income                               26,168
Distributions declared ($0.91 per
   common share)                        (31,636)
Distributions declared ($2.16 per
   preferred share)                      (9,983)
--------------------------------------------------
Balance at December 31, 2001           $426,003
==================================================

     The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
for the years ended December 31, 2001, 2000 and 1999
(in thousands)

                                                                          2001        2000        1999
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                           $ 26,168    $ 44,774    $ 36,648
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                    41,716      40,353      39,216
         Minority interests                                                5,048       6,218       5,900
         Loss on sale of hotels, net                                         250         214          --
         Extraordinary loss                                                   --         240          --
         Changes in operating assets and liabilities:
            Due from Lessees                                               1,926         294      (1,785)
            Other assets                                                  (1,145)        249        (300)
            Accounts payable and accrued expenses                          1,065         217         130
---------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                        75,028      92,559      79,809
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Investment in hotel properties                                        (36,837)    (26,606)    (68,810)
   Proceeds from sale of hotels                                               --       6,173          --
   Net deposits into restricted cash accounts                               (471)     (6,395)     (5,379)
---------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                           (37,308)    (26,828)    (74,189)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from debt issuance                                            29,500      66,000     131,821
   Payments on debt                                                      (14,569)    (63,690)    (79,129)
   Dividend reinvestment plan and shelf registration costs paid              (24)        (23)       (151)
   Distributions paid to unit holders                                     (6,125)     (6,416)     (6,436)
   Distributions paid to shareholders                                    (51,004)    (48,821)    (48,784)
   Redemption of units                                                    (3,893)       (985)       (178)
   Loan origination fees and costs paid                                     (938)     (1,790)     (1,001)
---------------------------------------------------------------------------------------------------------
         Net cash used by financing activities                           (47,053)    (55,725)     (3,858)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (9,333)     10,006       1,762
Cash and cash equivalents at beginning of year                            14,410       4,404       2,642
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $  5,077    $ 14,410    $  4,404
=========================================================================================================
Supplemental cash flow information:
   Interest paid                                                        $ 18,121    $ 18,280    $ 16,696
=========================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Notes to Consolidated Financial Statements

1.   Organization

     Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at December 31, 2001, owned 67 hotels with an aggregate of 8,131 rooms/suites (the "Hotels") through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). Innkeepers (through a wholly-owned subsidiary) owned 34,774,156 Common Units, or 96.42% of the total Common Units, and all of the Series A Preferred Units of the Partnership at December 31, 2001. Third parties owned 1,290,157 Common Units, or 3.58% of the total Common Units, and all of the Class B Preferred Units at December 31, 2001. The Hotels are comprised of 45 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one Sunrise Suites hotel, one TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel and one Holiday Inn Express hotel. The Hotels are located in 23 states, with 11 hotels located in California, five each in Washington, Florida, and Michigan, and four each in Illinois and Texas.

     At December 31, 2001, the Company leases 61 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively the "IH Lessee") and six of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and, together with the IH Lessee, the "Lessees") pursuant to leases ("Percentage Leases") which provide for rent based on the room revenues of the Hotels subject to a minimum annual base rent. An officer of the Company controls the IH Lessee. A trustee of the Company is a director of Wyndham International, Inc.

2.   Summary of Significant Accounting Policies

     Principles of consolidation. The consolidated financial statements include the accounts of Innkeepers and the Partnership after elimination of all significant intercompany accounts and transactions.

     Investment in hotel properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (five years for furniture and equipment, 15 years for land improvements and five to 40 years for buildings and improvements). Costs directly related to the acquisition and development of hotels are capitalized. Real estate taxes, insurance and interest incurred during the development period are also capitalized.

     Routine repairs and maintenance at the Hotels are the responsibility of the Lessees; major renewals and betterments are the responsibility of the Company and are capitalized. Upon sale or disposition of an asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

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

     Cash and cash equivalents. All highly liquid debt investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits.

     Restricted cash and cash equivalents include amounts the Company must make available to the Lessees for the replacement and refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels and amounts held in escrow by certain lenders for the payment of insurance, real estate taxes and additional capital expenditures.

     Deferred expenses. Deferred expenses are recorded at cost and consist primarily of loan origination fees and costs and franchise application and transfer fees. Loan origination fees and costs are amortized using the interest method over the original terms of the related indebtedness, which are three to 12 years. Amortization of franchise fees is computed using the straight-line method over the original lives of the franchise agreements which range from approximately three to 13 years. Accumulated amortization of deferred expenses is $1,997,000 and $1,700,000 at December 31, 2001 and 2000, respectively.

     Minority interest. Minority interest represents the limited partners' proportionate share in the capital of the Partnership. Income is allocated to the preferred unit holders based on their priority in net income of the Partnership; then, income is allocated to the common unit holders based on their weighted average percentage ownership in the Partnership.

     Revenue recognition. Each Hotel is leased by the Company to the Lessees under a percentage lease agreement (a "Percentage Lease") which provides for minimum base rent ("Base Rent") and percentage rent based on fixed percentages of annual room revenue in excess of certain annual specified levels ("Percentage Rent"). Base Rent is paid monthly and Percentage Rent is paid on a schedule set forth in each Percentage Lease. Percentage Rent is paid no later than 25 days subsequent to the end of each calendar quarter.

     Base Rent is recognized as income on a straight-line basis over the term of each Percentage Lease. Percentage rent is recognized as income when room revenues exceed the annual specified levels.

     Other charges. Other charges for the year ended December 31, 2001 include $300,000 for legal costs related to the litigation with the Company's former Chief Operating Officer (see Note 11), $310,000 in costs accrued for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act and $172,000 of costs incurred upon the termination of the Percentage Lease on the Summerfield Suites hotel located in West Hollywood, CA.

     Other charges for the year ended December 31, 2000 include $200,000 for legal costs related to the litigation with the Company's former Chief Operating Officer and $200,000 in costs accrued for advisory services related to the Company's consideration of its alternatives under the REIT Modernization Act.

     Stock based compensation. The Company accounts for share option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized for employee share option grants because the exercise price of the options equals the market price of the underlying shares on the date of grant.

     Distributions. The Company intends to pay distributions which, at a minimum, will be sufficient for the Company to maintain its REIT status.

     Income taxes. The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code and, generally, pays only minimal amounts of federal income taxes. Earnings and profits, which determine the taxability of distributions to common shareholders, will differ from net income reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation for federal income tax purposes.

     The following table sets forth certain per share information regarding the Company's common and preferred share distributions for the years ended December 31, 2001, 2000 and 1999:

                                   2001      2000      1999
------------------------------------------------------------
Common shares
Ordinary income                   $0.850    $1.101    $1.120
Return of capital                     --        --        --
Capital gain                       0.037     0.019        --
Unrecaptured Section 1250 gain     0.023        --        --
------------------------------------------------------------
Total distribution                $0.910    $1.120    $1.120
============================================================

                                    2001        2000        1999
==================================================================
Preferred shares
Ordinary income                   $2.01424    $2.11872    $2.15624
Return of capital                       --          --          --
Capital gain                       0.08800     0.03752          --
Unrecaptured Section 1250 gain     0.05400          --          --
------------------------------------------------------------------
Total distribution                $2.15624    $2.15624    $2.15624
==================================================================

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair value of financial instruments. The carrying amount of cash and cash equivalents, amounts due from the Lessees, accounts payable and accrued expenses, and distributions payable approximates fair value due to the short maturity of these instruments.

     The fair value of debt is not materially different from its carrying amount and is estimated based on current rates offered to the Company for similar debt.

3.   Acquisitions and Sales of Hotels

     The Company acquired four hotels in January, March and May 1999 with an aggregate purchase price of $49,500,000. These acquisitions have been accounted for under the purchase method of accounting. The results of operations have been included in the accompanying financial statements since the date of acquisition.

     On November 3, 2000 the Company sold its Comfort Inn hotel in Allentown, PA for net proceeds of $6,173,000 to an unaffiliated buyer. The Company recognized a loss of approximately $214,000 on the sale. The net proceeds from the sale were used to reduce the borrowings outstanding on the Line of Credit.

     On January 8, 2001, the Company opened a 121-room Residence Inn by Marriott hotel located in Tysons Corner, VA. The total cost of this project was approximately $14 million.

     In October 2001, the Company entered into a contract to sell its Summerfield Suites hotel located in West Hollywood, CA. This hotel is classified as "held for sale" at December 31, 2001 and, accordingly, the Company has recognized a loss of $250,000 (based on the difference between the estimated net sales proceeds and the hotel's net book value of $12,200,000 at December 31,
2001) in the fourth quarter of 2001.

4.   Debt

     Debt is comprised of the following at December 31, 2001 and 2000:

                                  Interest Rate       Monthly Payment                   Principal Balance
                                  -------------    ---------------------                -----------------
                                  2001     2000     Amount     Beginning    Maturity      2001       2000
-----------------------------------------------------------------------------------------------------------
Variable rate debt                                                                         (000s)     (000s)
Line of Credit                    3.74%      --          (1)          (1)   07/2004     $ 21,000         --
Industrial development bonds      1.70     5.00%         (1)          (1)   12/2014       10,000   $ 10,000
Fixed rate debt
First mortgage note               5.00     5.00    $ 23,526    09/1994(2)   08/2001           --      3,092
Second mortgage note              7.00     7.00     141,331    11/1996(2)   06/2010       16,665     17,175
First Term Loan                   8.17     8.17     256,250    10/1997(2)   10/2007       27,084     27,880
Second Term Loan                  8.15     8.15     355,236    04/1999(2)   03/2009       39,588     40,537
Third Term Loan                   7.02     7.02     292,467    04/2000(2)   04/2010       38,779     39,501
Fourth Term Loan                  7.16     7.16     436,918    10/2002(2)   10/2009       58,000     58,000
Fifth Term Loan                   7.75     7.75     377,664    02/2005(2)   01/2011       50,000     50,000
-----------------------------------------------------------------------------------------------------------
                                                                                        $261,116   $246,185
===========================================================================================================

(1)  Interest only payments are due monthly.

(2) Interest only is due monthly until principal amortization begins at the date indicated.

     The industrial development bonds bear interest at a variable rate which is based upon the 30-day yield of a group of tax exempt securities selected by an independent third party. The industrial development bonds are collateralized by letters of credit which have an annual fee of 1.25%.

     The Company has a $135 million line of credit (the "Line of Credit"). The Line of Credit is uncollateralized and has a maximum borrowing amount of $135,000,000. The interest rate on the Line of Credit is LIBOR plus 122.5 to
162.5 basis points. The Company has bank funding commitments remaining under its Line of Credit of approximately $104,000,000 at December 31, 2001. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. At December 31, 2001 and 2000, the Company was in compliance with the financial covenants contained in its various loan agreements. If the trends in the current operating environment persist, however, the borrowing capacity under the Line of Credit will decrease by a significant amount and the Company will fail to comply with one or more financial covenants of the Line of Credit. The Company is currently negotiating an amendment to the Line of Credit which will allow the Company to comply with its financial covenants in 2002 and restore some of its anticipated lost borrowing capacity. The amendment is expected to re-set certain financial covenant thresholds for 2002 to levels that contemplate that the current difficult operating environment persists throughout the year. If the Company fails to conclude such amendment, or if the operating environment in 2002 worsens substantially from the current trends and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings outstanding under the Line of Credit, locate alterative financing for its hotel development in Saddle River, NJ, or significantly reduce its other planned capital expenditures.

     The Company utilized the Line of Credit to repay borrowings outstanding on the Company's previous line of credit. Upon closing of the Line of Credit in May 2000, the previous line of credit was extinguished and the loan origination fees and costs associated with the previous line of credit were expensed immediately and recognized as an extraordinary loss of approximately $240,000.

     At December 31, 2001, 39 of the Company's hotel properties (with a net book value of approximately $460,526,000) collateralized the fixed rate debt described previously and 28 of the Company's hotel properties were unencumbered. For the years ended December 31, 2001, 2000 and 1999, the Company capitalized interest of approximately $196,000, $581,000 and $264,000, respectively, in connection with hotels under development.

     Future scheduled principal payments for the Company's debt at December 31, 2001 are as follows (in thousands):

Year                                            Amount
-------------------------------------------------------
2002                                           $  3,467
2003                                              4,562
2004                                             25,890
2005                                              5,891
2006                                              6,408
Thereafter                                      214,898
-------------------------------------------------------
                                               $261,116
-------------------------------------------------------

     The Company's Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company's investment in hotels, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company's consolidated indebtedness was approximately 30.2% of its investment in hotels, at cost, at December 31, 2001.

5.   Capital Shares and Partnership Equity

     The Company's Board of Trustees is authorized to provide for the issuance of 100 million common shares and 20 million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

     The Company has 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares") outstanding at December 31, 2001 and 2000. The Partnership has issued to Innkeepers (through a wholly-owned subsidiary) a like number of Class A preferred units of limited partnership interest ("Class A Preferred Units"). The Series A Preferred Shares are convertible into 1.4811 common shares at any time and, therefore, the Company has reserved 6,857,493 common shares for issuance upon conversion. The Series A Preferred Shares may be redeemed by the Company after May 18, 2003 at the liquidation preference and have no stated maturity or sinking fund requirements. The Series A Preferred Shares have a liquidation preference of $25 per share and are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible.

     Pursuant to the Partnership's partnership agreement, limited partners who hold common units of limited partnership interest in the Partnership ("Common Units") have redemption rights ("Redemption Rights") which enable them to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. All of the Redemption Rights are currently effective. The aggregate number of Common Units outstanding was 1,290,157 and 1,457,101 at December 31, 2001 and 2000, respectively.

     Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership ("Class B Preferred Units" and collectively with the Common Units, "Units") have Redemption Rights which enable them to redeem each of their Class B Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers' option, one common share. The Class B Preferred Units have a liquidation preference of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed. The aggregate number of Class B Preferred Units outstanding was 3,884,469 and 4,063,329 at December 31, 2001 and 2000, respectively.

     The Company paid regular distributions on its common shares and Common Units, and the quarterly distribution for the first three quarters of 2001 was $0.30 per share or unit. The Company paid a distribution on its common shares and Common Units for the fourth quarter of 2001 in the amount $0.01 per share. The timing and amount of any future dividends will be determined by the Company's Board of Trustees based on factors it deems relevant. Quarterly preferred distributions are payable on each Class B Preferred Unit, and are based on the dividends payable on the common shares (the minimum Class B Preferred Unit annual distribution is $1.10 and the maximum is $1.155). The current quarterly preferred distribution rate is $0.275 for each Class B Preferred Unit ($1.10 on an annualized basis).

6.   Percentage Lease Revenue

     For the years ended December 31, 2001, 2000 and 1999, Percentage Lease revenue consisted of Base Rents of $65,174,000, $62,227,000 and $60,145,000,
respectively, and Percentage Rents in excess of Base Rents of $40,998,000, $61,914,000 and $52,694,000, respectively.

     The Lessees have future minimum Base Rent commitments to the Company under the Percentage Leases. Minimum future Base Rent revenue under the Percentage Leases, assuming no further increases in Base Rent pursuant to increases in the Consumer Price Index, are as follows through the year 2012 (in thousands):

Year                                            Amount
-------------------------------------------------------
2002                                            $65,685
2003                                             65,685
2004                                             62,215
2005                                             55,549
2006                                             47,401
Thereafter                                      189,143
-------------------------------------------------------
                                               $485,678
=======================================================

     The Company must rely on the Lessees to generate sufficient cash flow from the operation of the Hotels to enable the Lessees to meet the rent obligations under the Percentage Leases. The obligations of the Summerfield

Lessee under its Percentage Leases and related agreements are collateralized by $4,759,220 in irrevocable letters of credit, one of which is pledged to a lender. The obligations of the IH Lessee under its Percentage Leases are not collateralized and the IH Lessee has only nominal assets, other than working capital. The Lessees have paid all rent obligations due under the Percentage Leases for 2001.

7.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 (in thousands, except share and per share data):

                                                                  2001          2000          1999
------------------------------------------------------------------------------------------------------
Numerator:
     Net income                                                $    26,168   $    44,774   $    36,648
     Preferred share dividends                                      (9,983)       (9,983)       (9,983)
------------------------------------------------------------------------------------------------------
     Net income applicable to common shareholders                   16,185        34,791        26,665
     Extraordinary loss                                                 --           240            --
------------------------------------------------------------------------------------------------------
     Net income applicable to common shareholders before
         extraordinary loss                                    $    16,185   $    35,031   $    26,665
======================================================================================================
Denominator:
     Denominator for basic earnings per share--
         weighted-average shares                                34,293,929    34,193,546    34,068,943
     Effect of dilutive securities:
         Stock options                                              59,497         6,202        12,539
         Restricted shares                                         107,708        52,137        67,626
------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share--adjusted
         weighted average shares and assumed conversions        34,461,134    34,251,885    34,149,108
======================================================================================================
Earnings per share data:
     Basic-before extraordinary loss                           $      0.47   $      1.02   $      0.78
     Extraordinary loss                                                 --            --            --
------------------------------------------------------------------------------------------------------
     Basic                                                     $      0.47   $      1.02   $      0.78
======================================================================================================
     Diluted-before extraordinary loss                         $      0.47   $      1.02   $      0.78
     Extraordinary loss                                                 --            --            --
------------------------------------------------------------------------------------------------------
     Diluted                                                   $      0.47   $      1.02   $      0.78
======================================================================================================

     The conversion of Common Units into common shares would have no effect on earnings per share. The Series A Preferred Shares, the Class B Preferred Units and most of the options granted (as discussed in Note 8) are anti-dilutive and not included in the calculation of diluted earnings per share.

8.   Share-Based Compensation Plans

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

     The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options for the years ended December 31, 2001, 2000, and 1999.

                                                 2001                     2000                      1999
                                        ----------------------    ----------------------    --------------------
                                        Number of    Weighted     Number of    Weighted     Number of    Weighted
                                          Shares      Average       Shares      Average       Shares      Average
                                        Underlying   Exercise     Underlying    Exercise    Underlying   Exercise
                                         Options       Price       Options       Price        Options      Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         1,651,250     $11.82      2,037,500     $12.12      1,727,000     $12.46
Granted                                      5,000      10.16             --         --        310,500      10.26
Exercised                                       --         --             --         --             --         --
Cancelled                                    2,250      10.56        380,000      13.46             --         --
Forfeited                                  372,500      12.78          6,250      10.52             --         --
------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               1,281,500     $11.54      1,651,250     $11.82      2,037,500     $12.12
==================================================================================================================
Exercisable at end of year               1,079,500     $11.71        988,500     $12.08        825,416     $12.32
Weighted average fair value                             $0.85                     $1.18                    $ 1.08
Price range of shares under option      $ 8.875 to                $ 8.875 to                $ 8.875 to
                                        $  13.6875                $  15.1250                $  15.1250

     Of the 1,281,500 common share options outstanding, 143,000 are incentive share options and 1,138,500 are non-qualified options. The incentive share options and non-qualified options vest over varying periods, not exceeding ten and five years, respectively.

     The fair value of each share option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) common dividend yield of 8.89% for 2001 grants, 7.57% for 2000 grants and 10.92% for 1999 grants, (2) expected volatility of approximately 20.85% for 2001 grants, 18.16% for 2000 grants and 29.64% for 1999 grants in the Company's common share price, (3) a risk-free interest rate of 4.60% for 2001 grants, 6.09% for 2000 grants and 5.31% for 1999 grants and (4) an expected option life of four years for 2001, 2000 and 1999 grants. Compensation cost for options granted to employees and trustees, on a pro forma basis, was $83,907, $250,000 and $562,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The pro forma compensation costs in this disclosure are not necessarily indicative of future amounts.

     Under the 1994 Plan, the Company granted 1,000, 82,200 and 135,000 restricted shares to employees during the years ended December 31, 2001, 2000 and 1999, respectively, subject to a vesting schedule. Of the 721,638 restricted shares granted under the 1994 Plan, 250,568 restricted shares were vested at December 31, 2001. The weighted average fair value per share of the restricted shares granted in 2001, 2000 and 1999 was $10.16, $10.44 and $11.81,
respectively.

     The Company's trustees share incentive plan provides for the granting of incentive share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant.

     The Company has granted an aggregate of 60,000 non-qualified options to trustees with exercise prices ranging from $6.93 to $16.6875. The common share options vest over varying periods not exceeding five years. As of December 31, 2001, 60,000 common share options with a weighted average exercise price of $10.77 were vested and no common share options have been exercised, forfeited or terminated.

     The Company has also granted 56,214 restricted shares at a weighted average fair value per share of $12.01 to its non-employee trustees, which vest over varying periods not to exceed five years. At December 31, 2001, 56,214 restricted shares were vested.

9.   Commitments

     The Hotels are operated under franchise or management agreements with the Lessees as Residence Inn by Marriott, Summerfield Suites, Sunrise Suites, Hampton Inn, Courtyard by Marriott, TownePlace Suites by Marriott or Holiday Inn Express hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements. The Company has loaned the IH Lessee $905,000 and $937,000, at December 31, 2001 and 2000, respectively, for the working capital deposit required under the IH Lessee's management agreements (the "Marriott Management Agreements") with wholly-owned subsidiaries of Marriott International, Inc. ("Marriott"). These advances are due on demand and bear no interest. The franchise and management agreements require the Lessees to pay fees based on percentages of hotel revenue.

     The Company has guaranteed certain of the IH Lessee's obligations under the franchise licenses and Marriott Management Agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.

     Under the Percentage Leases, the Company generally is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance for the Hotels. Additionally, the Company must make available to the Lessees an amount equal to 4% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels (subject to certain exceptions as described below). Each of the term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, varying amounts up to a maximum total of 5% of gross revenues from such Hotels.

     The Marriott Management Agreements require the Company to set-aside between 2% and 5% of room revenue for certain capital expenditures at the Marriott managed hotels (the "FF&E Escrow"). The Marriott management agreements also require the Company to fund certain capital expenditures in addition to the FF&E Escrow. The Marriott Management Agreements and franchise agreements require the Company to maintain its Marriott hotels in accordance with Marriott's brand standards, which may require the Company to spend amounts in excess of the previously described requirements.

     The Company has two fifty-year term ground leases expiring July 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties. Minimum annual rent payable under these leases is approximately $498,000 in the aggregate, subject to increase based on increases in the consumer price index.

     With respect to 14 of the Hotels, if the Company were to sell those hotels in a taxable transaction, the Company could become liable for certain unitholders' tax liabilities resulting from such sale.

     The Company maintains comprehensive insurance on each of its hotels, including liability, fire and extended coverage, of the type and amount customarily obtained for or by hotel owners. All of the Company's hotels in California are located in areas that are subject to earthquake activity. Some of these hotels were constructed under building codes which were less stringent with regard to earthquake-related requirements. An earthquake could render significant damage to the Company's hotels. Additionally, areas in Florida where five of the Company's hotels are located may experience hurricane or high-wind activity. The Company has earthquake insurance policies on its hotels in California and wind insurance policies on certain of its hotels located in Florida. However, various types of catastrophic losses, like earthquakes and floods, may not be fully insurable or may not be economically insurable. The Company believes its current property insurance, which expires October 31, 2002, currently covers losses resulting from a terrorist attack. The applicable insurance companies, however, may exclude this coverage from our existing policies (upon giving proper notice) or future policies. In that event, separate terrorism insurance policies or endorsements would have to be obtained if the Company wanted to insure this risk. The Company believes that losses from terrorism may be uninsurable, or may not be economically insurable, in the future. In the event of a substantial loss from an insured risk, the limits of the Company's insurance coverages may not be sufficient to cover the full current market value or replacement cost of the affected hotels. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also affect the Company's ability to replace or renovate a hotel after it has been damaged or destroyed.

10.  Related Party Transactions

     The Company has paid $100,000 to the IH Lessee for shared personnel and services in each of the years ended December 31, 2001, 2000 and 1999. This amount has been recorded in general and administrative expense in the statements of income. The Company also reimburses the IH Lessee for its proportionate share of rent under a lease for its corporate office space which was $217,000, $209,000 and $186,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company places substantially all of its insurance with a full service commercial insurance broker that has a specialty in brokering insurance for hotels. The broker is a private company of which Jack P. DeBoer, a trustee of the Company, owns 47% of the stock. For the policy years ended October 31, 2002, 2001 and 2000, the gross amount of premiums paid by the Company for property and casualty insurance placed by this broker was approximately $2,201,000, $927,000, and $710,000, respectively. The Company also purchases its trustee and officer insurance policy and its employee practices liability insurance policy through this broker.

     On March 11, 1996, an entity controlled by the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company (the "Seller") purchased a vacant parcel of land in Tysons Corner, VA for $915,000. The Seller then began the process of obtaining the governmental approvals necessary to build a hotel on the land and incurred costs of approximately $70,000 in such efforts. In September 1997, the Seller contracted to sell the land to Summerfield Hotel Corporation ("SHC") for $2,400,000. SHC then continued the process of obtaining the governmental approvals and incurred costs of approximately $200,000. In October 1998, SHC failed to close on the purchase of the land and forfeited its deposit under the purchase agreement. The Seller received several offers from unrelated buyers to purchase the land for amounts approximating the SHC price between October 1998 and May 1999 and on May 26, 1999, the Company entered into a contract to purchase the land for $2,400,000 from the Seller. The Company developed a 121-room Residence Inn by Marriott hotel on the land at a cost of approximately $11,600,000 (for a total development cost of approximately $14,000,000) and opened the hotel on January 8, 2001. The land and development costs were funded through the Line of Credit and available cash.

     In connection with the Company's pending sale of its Summerfield Suites hotel located in West Hollywood, California, the Company has accrued as of December 31, 2001 a $225,000 lease termination payment to be paid to the IH lessee upon closing of the sale. The Company has also accrued approximately $168,000 in amounts due to certain unitholders for tax liabilities resulting from the sale as of December 31, 2001.

     As a result of renovations made in January and February 2002 at the Company's Holiday Inn Express - Lexington, MA hotel which required that a substantial number of rooms be taken out of service, the Company has agreed to compensate the IH lessee for the significant loss of room nights by foregoing January and February 2002 base rents in the aggregate of $95,000 and paying approximately $60,000 to offset a portion of the the IH lessee's operating deficit for the hotel during that time period.

11.  Uncertainties

     In May 2000, the Company's former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company and certain IH Lessee entities. The suit alleges that he was wrongfully terminated in breach of his employment contract and also alleges various other related claims against the Company and the IH Lessee. The Company believes that the claims are without merit and is aggressively defending against all allegations. The Company believes that any claims that are not settled or otherwise disposed of will be tried in mid-2002. The Company has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies. However, if the Company settled or lost the breach of employment contract claim, it would be obligated to pay up to approximately $1,250,000 in cash, and to vest restricted shares which would result in a non-cash charge of up to approximately $1,175,000. This estimate includes only the plaintiff's breach of contract claim.

12.  Subsequent Event

     On March 1, 2002, the Company's Board of Trustees declared a first quarter distribution of $0.08 per common share and unit, $0.53906 per Series A Preferred Share and $0.275 per Class B Preferred Unit to holders of record on March 29, 2002. The distribution is payable on April 30, 2002.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Innkeepers Hospitality

     In our opinion, the accompanying combined balance sheets and the related combined statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Innkeepers Hospitality (as described in Note 1) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Innkeepers Hospitality's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
February 22, 2002

Innkeepers Hospitality
Combined Balance Sheets
December 31, 2001 and 2000
(in thousands, except share data)

                                                              2001      2000
------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                               $15,221   $16,134
     Marketable securities                                     3,102     3,330
     Accounts receivable, net                                  3,920     7,951
     Prepaid expenses                                            412        69
------------------------------------------------------------------------------
         Total current assets                                 22,655    27,484

Other assets                                                     271        64
------------------------------------------------------------------------------
     Total assets                                            $22,926   $27,548
==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $ 4,330   $ 4,408
     Accrued expenses                                          4,292     4,372
     Payable to Manager                                        2,269     4,267
     Due to Partnership                                        9,852    13,020
------------------------------------------------------------------------------
         Total current liabilities                            20,743    26,067

Other long-term liabilities                                      904       937
------------------------------------------------------------------------------
         Total liabilities                                    21,647    27,004
------------------------------------------------------------------------------

Commitments (Note 4)

Shareholders' equity:
   Common shares, $1 par value, 9,000 and 8,000 shares
     authorized, issued and outstanding at December 31,
     2001 and 2000, respectively                                   9         8
   Additional paid-in capital                                    890       471
   Unrealized loss on marketable securities                     (341)     (113)
   Retained earnings                                             721       178
------------------------------------------------------------------------------
     Total shareholders' equity                                1,279       544
------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $22,926   $27,548
==============================================================================

     The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
For the years ended December 31, 2001, 2000 and 1999
(in thousands)

                                                       2001        2000         1999
--------------------------------------------------------------------------------------
Gross operating revenue:
   Rooms                                             $200,017    $ 222,806    $204,539
   Food and beverage                                      242          294         151
   Telephone                                            4,704        6,223       6,347
   Other                                                4,376        4,304       4,043
--------------------------------------------------------------------------------------
     Gross operating revenue                          209,339      233,627     215,080

Departmental expenses:
   Rooms                                               39,047       42,614      40,538
   Food and beverage                                      270          295         183
   Telephone                                            1,664        1,933       2,034
   Other                                                1,732        2,064       1,901
--------------------------------------------------------------------------------------
     Total departmental profit                        166,626      186,721     170,424
--------------------------------------------------------------------------------------

Unallocated operating expenses:
   General and administrative                          16,793       17,882      16,810
   Franchise and marketing fees                        13,283       13,970      12,880
   Advertising and promotions                          10,642       11,374      10,279
   Utilities                                            8,582        8,331       8,138
   Repairs and maintenance                              9,300        9,773       8,975
   Management fees                                      3,888        5,421       4,769
--------------------------------------------------------------------------------------
     Total unallocated operating expenses              62,488       66,751      61,851
--------------------------------------------------------------------------------------

     Gross profit                                     104,138      119,970     108,573

Insurance                                              (1,072)      (1,033)       (970)
Lessee overhead                                        (4,736)      (3,810)     (3,468)
Percentage lease expense                              (93,942)    (110,122)    (99,193)
--------------------------------------------------------------------------------------

Net income                                              4,388        5,005       4,942

Other comprehensive income - unrealized gains
(losses) on marketable securities                        (228)         640        (779)
--------------------------------------------------------------------------------------

Comprehensive income                                 $  4,160    $   5,645    $  4,163
======================================================================================

     The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
(in thousands, except share data)

                                               Common Shares                  Unrealized
                                            ------------------                Gain (Loss)
                                                                 Additional       On                       Total
                                                                  Paid-in     Marketable    Retained   Shareholders'
                                            Shares   Par Value    Capital     Securities    Earnings      Equity
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                 7,000       $7           --         $  26       $   206      $   239
====================================================================================================================
   Issuance of common shares                 1,000        1           --            --            --            1
   Paid-in capital                              --       --         $290            --            --          290
   Net income                                   --       --           --            --         4,942        4,942
   Change in  unrealized  gain  (loss) on
     marketable securities                      --       --           --          (779)           --         (779)
   Distributions paid                           --       --           --            --        (4,108)      (4,108)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 8,000        8          290          (753)        1,040          585
====================================================================================================================
   Paid-in capital                              --       --          181            --            --          181
   Net income                                   --       --           --            --         5,005        5,005
   Change in  unrealized  gain  (loss) on
     marketable securities                      --       --           --           640            --          640
   Distributions paid                           --       --           --            --        (5,867)      (5,867)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 8,000        8          471          (113)          178          544
====================================================================================================================
   Issuance of common shares                 1,000        1          209            --            --          210
   Paid-in capital                              --       --          210            --            --          210
   Net income                                   --       --           --            --         4,388        4,388
   Change in  unrealized  gain  (loss) on
     marketable securities                      --       --           --          (228)           --         (228)
   Distributions declared                       --       --           --            --        (3,845)      (3,845)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 9,000       $9         $890         $(341)      $   721      $ 1,279
====================================================================================================================

     The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
(in thousands)

                                                       2001       2000     1999
---------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $ 4,388   $ 5,005   $ 4,942
   Adjustments  to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                          32        24        33
     Changes in operating assets and liabilities:
       Accounts receivable                              4,031    (3,103)     (464)
       Prepaid expenses                                  (343)      469       (95)
       Other assets                                        --        22        36
       Accounts payable                                   (78)      674      (405)
       Accrued expenses                                   (80)       28       413
       Payable to Manager                              (1,998)     (892)    2,717
       Other liabilities                                   --        --       192
       Due to Partnership                              (3,168)    1,285     1,853
---------------------------------------------------------------------------------
   Net cash provided by operating activities            2,784     3,512     9,222
---------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of equipment and leasehold
      improvements                                       (239)       (6)      (15)
   Purchase of marketable securities, net                  --        --    (1,103)
---------------------------------------------------------------------------------
     Net cash used in investing activities               (239)       (6)   (1,118)
---------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of advances from Partnership                 (33)       --        --
   Paid-in capital                                        210       181       290
   Distributions paid                                  (3,845)   (5,402)   (4,108)
   Issuance of common shares                              210        --         1
---------------------------------------------------------------------------------
     Net cash used in financing activities             (3,458)   (5,221)   (3,817)
---------------------------------------------------------------------------------
   Net increase (decrease) in cash
       and cash equivalents                              (913)   (1,715)    4,287

   Cash and cash equivalents at beginning of year      16,134    17,849    13,562
---------------------------------------------------------------------------------
   Cash and cash equivalents at end of year           $15,221   $16,134   $17,849
=================================================================================

     The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements

1.   Organization

     Innkeepers Hospitality, Inc. and other entities under common control (collectively "IH" or the "IH Lessee") are either majority (80%) or wholly-owned by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust ("Innkeepers") through Innkeepers USA Limited Partnership and its subsidiaries (collectively the "Partnership," and together with Innkeepers, the "Company"). Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of Innkeepers. The IH Lessee leased 61 hotels (the "IH Leased Hotels") from the Company at December 31, 2001.

     The IH Lessee operates 44 of the IH Leased Hotels and wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 17 of the IH Leased Hotels.

2.   Summary of Significant Accounting Policies

     Cash and Cash Equivalents. All highly liquid debt investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits. The carrying amount of cash and cash equivalents approximates fair value.

     Marketable Securities. Marketable securities, which primarily consist of 267,450 common shares of the Company at December 31, 2001 and 2000 are classified as available for sale and are carried at market value. Marketable securities also include 20,500 preferred shares of the Company at December 31, 2001 and 2000, which are convertible at any time into 30,363 common shares. The appreciation or depreciation in value of the marketable securities, since purchase, is recorded in shareholders' equity until realized.

     Prepaid Expenses. Prepaid expenses consist primarily of prepaid insurance.

     Revenue Recognition. Revenue is recognized as earned. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable which are estimated to be uncollectible.

     Franchise Fees. The cost of obtaining franchise licenses, for hotels subject to such licenses, is paid by the Company on behalf of the IH Lessee, and the continuing franchise fees (generally a percentage of room revenue) are paid by the IH Lessee.

     Advertising Costs. Advertising costs are expensed as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors which were $5,474,000, $6,241,000, and $5,745,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Percentage Lease Expense. Each IH Leased Hotel is leased by the Company to the IH Lessee under a percentage lease agreement ("Percentage Lease"). The Percentage Lease for each IH Leased Hotel provides for minimum base rent ("Base Rent") and percentage rent based on fixed percentages of annual room revenue in excess of certain annual specified levels ("Percentage Rent"). Base Rent is paid monthly and Percentage Rent is paid no later than 25 days subsequent to the end of each calendar quarter.

     Base Rent is recognized as expense on a straight-line basis over the term of each Percentage Lease. Percentage rent expense is recognized as expense when it is probable that room revenues will exceed the annual specified levels.

     Income Taxes. The IH Lessee has elected S corporation status under the Internal Revenue Code. Accordingly, the shareholders of the IH Lessee are taxed on an individual basis on their proportionate share of the IH Lessee's taxable income. Consequently, no provision for income taxes has been reflected in the financial statements.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Share Appreciation Rights

     The IH Lessee has granted to certain employees and officers share appreciation rights ("SARs") entitling the holder to a cash payment equal to the difference between the Company's common share price on the date of exercise and the exercise price of the SAR. The SARs vest over periods of up to five years and have a maximum term of ten years. The IH Lessee has granted a total of 673,500 SARs with exercise prices ranging from $10.00 to $13.25. During the year ended December 31, 2001, 24,300 SARs were exercised and 57,000 SARs were forfeited. At December 31, 2001, there were 442,800 SARs outstanding and 304,600 of these were vested. For the year ended December 31, 1999, the IH Lessee has recognized $126,000 in income related to the SARs and for the years ended December 31, 2001 and 2000 the IH Lessee recognized compensation cost of approximately $23,000 and $27,000, respectively, related to the SARs, which is included in Lessee Overhead in the accompanying combined statements of income.

4.   Commitments and Related Party Transactions

     The IH Lessee has future lease commitments for office space through 2004. Minimum future rental payments under this noncancelable operating lease is approximately $425,000 per year. The Company reimburses the IH Lessee for its proportionate share of rent under this lease. Rent expense, excluding Percentage Lease expense, was $205,000, $152,000 and $146,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The IH Lessee has future minimum Base Rent commitments under the Percentage Leases to the Company through 2012. Minimum future Base Rent payments under the Percentage Leases, assuming no further increases in Base Rent pursuant to increases in the Consumer Price Index, are as follows (in thousands):

Year                                  Amount
---------------------------------------------
2002                                 $ 57,955
2003                                   57,955
2004                                   54,485
2005                                   47,819
2006                                   39,671
Thereafter                            146,470
---------------------------------------------
                                     $404,355
---------------------------------------------

     The IH Lessee paid Base Rent of $57,444,000, $53,489,000 and $51,637,000, and Percentage Rent, in excess of Base Rent, of $36,498,000, $56,633,000 and $47,556,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     On December 29, 2000, the IH Lessee and Marriott agreed to convert the Marriott Management Agreements on ten Residence Inn by Marriott hotels to franchise agreements and the IH Lessee became the manager of the hotels.

     The Company has reimbursed the IH Lessee $100,000 for shared personnel and services for each of the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company has advanced to the IH Lessee the working capital deposit required under certain of the Marriott Management Agreements. These advances are included in other long-term liabilities in the accompanying combined balance sheets.

     Percentage Lease expense due to the Company which remains unpaid at December 31, 2001 and 2000 is included in Due to Partnership in the accompanying combined balance sheets.

     As a result of renovations made in January and February 2002 at the Company's Holiday Inn Express - Lexington, MA hotel which required that a substantial number of rooms be taken out of service, the Company has agreed to compensate the IH lessee for the significant loss of room nights by foregoing January and February 2002 base rents in the aggregate of $95,000 and paying approximately $60,000 to offset a portion of the the IH lessee's operating deficit for the hotel during that time period.

5.   Employee Benefit Plans

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

     The IH Lessee sponsors a self-insured health plan for its employees. The IH Lessee has made a provision for reported and unreported claims incurred as of December 31, 2001 and 2000. The IH Lessee also maintains individual and aggregate stop loss insurance policies.

     During 2001, the IH Lessee implemented a deferred compensation plan for the benefit of certain of its officers and employees. Under the plan's terms, the IH Lessee granted the participants an aggregate of 20,000 Innkeepers shares held by the IH Lessee. The shares vest at the end of five years and will be distributed at that time. The IH Lessee recognizes compensation expense over the vesting period based on the fair market value of the shares at the date of grant. The plan also contains provisions that accelerate a portion of the vesting in each year that certain performance conditions are met. No shares were distributed for the year ended December 31, 2001. Accordingly, the IH Lessee still holds all of the shares and the shares are included in the investment in marketable securities.

6.   Uncertainties

     In May 2000, the IH Lessee's former President (who is a minority shareholder in certain of the IH Lessee entities and who was an officer of the Company) filed suit against the Company and certain IH Lessee entities. The suit alleges that he was wrongfully terminated in breach of his employment contract and also alleges various other related claims against the Company and the IH Lessee. The IH Lessee believes that the claims are without merit and is aggressively defending against all allegations. The IH Lessee believes that any claims that are not settled or otherwise disposed of will be tried in mid-2002. The IH Lessee has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies.

     In September 2001, the IH Lessee terminated its former Vice President of Operations and, in November 2001, the former officer filed for arbitration claiming a breach of his employment agreement. Arbitration in this matter has been scheduled for April 2002. The IH Lessee believes that it did not breach the employment agreement, is defending this claim aggressively, and, therefore, has not recorded any loss provision relative to damages for this claim.

     If the IH Lessee settled or lost the breach of employment contract claims, the IH Lessee could be obligated to pay up to approximately $1,250,000 in cash. This estimate includes only the plaintiffs' breach of contract claims.

7.   Subsequent Event

     In January 2002, an interest bearing loan in the amount of $750,000 was made to Mr. Fisher.

                        Report of Independent Accountants

To the Board of Trustees and Shareholders of Innkeepers USA Trust

     Our audits of the consolidated financial statements referred to in our report dated February 22, 2002, except for Note 12, as to which the date is March 1, 2002 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
February 22, 2002

                              INNKEEPERS USA TRUST
              SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001

---------------------------------------------------------------------------------------------------------------------------------
                                                                   Cost Capitalized
                                                                    Subsequent to          Gross Amounts of Which
                                           Initial Cost              Acquisition         Carried at Close of Period
                                           ------------            ----------------      --------------------------
---------------------------------------------------------------------------------------------------------------------------------

                                                   Buildings                Buildings                   Buildings
                                                      and                      and                         and
    Description       Encumbrances      Land      Improvement     Land     Improvement      Land       Improvement       Total
    -----------       ------------      ----      -----------     ----     -----------      ----       -----------       -----
---------------------------------------------------------------------------------------------------------------------------------
Residence Inn:
Addison, TX                 5        $1,000,000   $11,914,340   $  3,751   $   77,326     $1,003,751   $11,991,666    $12,995,417
Altamonte Springs,
   FL                       5         1,329,300     7,089,660    120,271    1,653,933      1,449,571     8,743,593     10,193,164
Arlington, TX               5           860,000     8,432,997      1,537       91,756        861,537     8,524,753      9,386,290
Atlanta (Downtown),
   GA                       5         1,550,000    14,926,908      2,500    2,760,060      1,552,500    17,686,968     19,239,468
Atlanta (Peachtree
Corners), GA                            947,880     9,116,452      3,850        1,198        951,730     9,117,650     10,069,380
Bellevue, WA                4         3,115,050    16,935,703    213,968    2,040,621      3,329,018    18,976,324     22,305,342
Binghamton, NY              2           746,379     5,293,909     83,959      567,343        830,338     5,861,252      6,691,590
Bothell, WA                           1,913,750     9,410,434    163,626      207,215      2,077,376     9,617,649     11,695,025
Cherry Hill, NJ             2         1,000,000     8,136,208     30,719      799,213      1,030,719     8,935,421      9,966,140
Columbus East, OH                       724,800     3,881,412     23,136      498,378        747,936     4,379,790      5,127,726
Denver (Downtown),
   CO                       2         1,210,000     8,005,615    264,080    1,226,683      1,474,080     9,232,298     10,706,378
Denver (South), CO          1         1,105,000     7,726,077    162,721    1,978,339      1,267,721     9,704,416     10,972,137
East Lansing, MI                        385,000     3,878,273    139,815    1,078,483        524,815     4,956,756      5,481,571
Eden Prairie, MN                      1,240,000     9,248,876     46,893      589,637      1,286,893     9,838,513     11,125,406
Fort Wayne, IN                          751,650     4,018,611      1,972      186,724        753,622     4,205,335      4,958,957
Fremont, CA*                1         1,000,000     4,684,094     97,672    1,083,401      1,097,672     5,767,495      6,865,167
Gaithersburg, MD                      1,999,668    12,690,734          0       10,404      1,999,668    12,701,138     14,700,806
Grand Rapids, MI                        770,000     6,455,475     75,782    1,093,457        845,782     7,548,932      8,394,714
Harrisburg, PA                          770,000     5,746,456     39,451      667,453        809,451     6,413,909      7,223,360
Indianapolis, IN                        789,150     4,213,939     24,833      305,008        813,983     4,518,947      5,332,930
Lexington, KY                         1,069,350     5,712,976    111,200      342,471      1,180,550     6,055,447      7,235,997
Livonia, MI                           1,249,808     7,809,932      5,093       42,249      1,254,901     7,852,181      9,107,082
Louisville, KY                        1,509,600     8,068,746    132,696    2,106,952      1,642,296    10,175,698     11,817,994
Lynnwood, WA                4         2,295,000    12,520,749    136,179      753,004      2,431,179    13,273,753     15,704,932
Mountain View
  (Palo Alto), CA           1         3,700,000    12,297,251     87,738    1,083,216      3,787,738    13,380,467     17,168,205
Ontario, CA                           1,876,650     9,999,265    158,042    2,725,402      2,034,692    12,724,667     14,759,359
Portland, ME                            520,000     4,996,765      8,414       26,774        528,414     5,023,539      5,551,953
Portland South, OR          4         1,929,750    10,277,316    231,027    2,106,445      2,160,777    12,383,761     14,544,538
Richmond, VA                1           600,000     5,159,238     76,949      764,967        676,949     5,924,205      6,601,154
Richmond NW, VA                         499,096     8,814,842          0       10,489        499,096     8,825,331      9,324,427

-----------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------
                                                                                Life Upon Which
                                                                                Depreciation In
                      Accumulated        Net         Date of        Date of      Statement Is
    Description       Depreciation   Book Value    Construction   Acquisition      Computed
    -----------       ------------   ----------    ------------   -----------   ---------------
-----------------------------------------------------------------------------------------------
Residence Inn:
Addison, TX            $1,431,518    $11,563,899      4/19/96        2/1/97           40
Altamonte Springs,
   FL                   1,027,048      9,166,116      5/20/85      12/30/97           40
Arlington, TX           1,010,085      8,376,205      7/23/95        2/1/97           40
Atlanta (Downtown),
   GA                   2,120,908     17,118,560      6/24/96       11/1/96           40
Atlanta (Peachtree
Corners), GA              757,731      9,311,649      7/14/98       10/9/98           40
Bellevue, WA            1,859,929     20,445,413       5/1/84       1/14/98           40
Binghamton, NY          1,190,883      5,500,707      11/1/87       9/30/94           40
Bothell, WA             1,014,116     10,680,909       5/1/91        1/9/98           40
Cherry Hill, NJ         1,295,090      8,671,050      8/25/89        5/7/96           40
Columbus East, OH         506,866      4,620,860       6/2/86      12/30/97           40
Denver (Downtown),
   CO                   1,387,567      9,318,811       6/1/82       11/1/96           40
Denver (South), CO      1,857,740      9,114,397       5/1/81       10/6/95           40
East Lansing, MI          602,652      4,878,919     10/19/84       11/1/96           40
Eden Prairie, MN        1,268,578      9,856,828       3/1/85        1/4/97           40
Fort Wayne, IN            430,869      4,528,088     12/14/85      12/30/97           40
Fremont, CA*            1,050,151      5,815,016       5/1/85       10/6/95           40
Gaithersburg, MD        1,139,079     13,561,727      3/31/98       7/10/98           40
Grand Rapids, MI        1,091,480      7,303,234       1/1/84       11/1/96           40
Harrisburg, PA            930,902      6,292,458      9/22/88        5/7/96           40
Indianapolis, IN          482,397      4,850,533       8/1/84      12/30/97           40
Lexington, KY             682,762      6,553,235      11/1/85      12/30/97           40
Livonia, MI               557,172      8,549,910      9/22/98       3/12/99           40
Louisville, KY            954,966     10,863,028       3/1/84      12/30/97           40
Lynnwood, WA            1,347,002     14,357,930       5/1/87       1/14/98           40
Mountain View
  (Palo Alto), CA       2,098,346     15,069,859      10/1/85       10/6/95           40
Ontario, CA             1,381,658     13,377,701       2/1/86      12/30/97           40
Portland, ME              651,486      4,900,467       3/8/96       11/1/96           40
Portland South, OR      1,192,969     13,351,569      12/1/84       1/14/98           40
Richmond, VA              900,158      5,700,996      11/1/85       10/6/95           40
Richmond NW, VA           659,311      8,665,116       8/4/98        1/8/99           40

---------------------------------------------------------------------------------------------------------------------------------
                                                                   Cost Capitalized
                                                                    Subsequent to          Gross Amounts of Which
                                           Initial Cost              Acquisition         Carried at Close of Period
                                           ------------              -----------         --------------------------
---------------------------------------------------------------------------------------------------------------------------------

                                                   Buildings                Buildings                   Buildings
                                                      and                      and                         and
    Description       Encumbrances      Land      Improvement     Land     Improvement      Land       Improvement       Total
    -----------       ------------      ----      -----------     ----     -----------      ----       -----------       -----
---------------------------------------------------------------------------------------------------------------------------------
Rosemont, IL                          1,996,608    17,346,704          0       14,934      1,996,608    17,361,638     19,358,246
San Jose, CA               1          1,350,000     5,819,759     82,592    1,039,317      1,432,592     6,859,076      8,291,668
San Jose South, CA                    2,504,850    16,728,013         --       15,342      2,504,850    16,743,355     19,248,205
San Mateo, CA              5          4,600,000    15,191,926    144,175    1,448,780      4,744,175    16,640,706     21,384,881
Shelton, CT                5          1,560,000     8,182,331    112,462    1,089,250      1,672,462     9,271,581     10,944,043
Silicon Valley I,
   CA                      2          6,330,000    23,301,035    115,733    2,557,203      6,445,733    25,858,238     32,303,971
Silicon Valley II,
   CA                      6          5,450,000    29,054,525    201,412    2,891,058      5,651,412    31,945,583     37,596,995
Troy (Central), MI         1          1,290,000     4,905,564    218,428    1,757,986      1,508,428     6,663,550      8,171,978
Troy (Southeast),
   MI                      1            760,000     7,257,010    245,778      911,188      1,005,778     8,168,198      9,173,976
Tukwila, WA                4          3,179,550    17,324,929    143,715    1,700,706      3,323,265    19,025,635     22,348,900
Tysons Corner, VA                     2,413,242     9,991,222         --           --      2,413,242     9,991,222     12,404,464
Vancouver, WA              4          2,080,650    11,322,642     92,611      256,037      2,173,261    11,578,679     13,751,940
Wichita East, KA           2            525,000     3,442,136     95,361      805,486        620,361     4,247,622      4,867,983
Windsor, CT                1          1,150,000     4,742,178    114,243      299,643      1,264,243     5,041,821      6,306,064
Winston-Salem, NC                       874,500     4,664,852    183,755      375,196      1,058,255     5,040,048      6,098,303

Summerfield Suites:

Addison, TX                3          1,470,000    11,923,133         --        6,447      1,470,000    11,929,580     13,399,580
Belmont, CA                4          2,900,000    16,345,230         --       14,480      2,900,000    16,359,710     19,259,710
El Segundo                 3          1,970,000    11,389,220      4,636        2,998      1,974,636    11,392,218     13,366,854
Las Colinas, TX            4          2,263,000    15,047,530         --       25,710      2,263,000    15,073,240     17,336,240
Mount Laurel, NJ           3            400,000    11,207,733         --        1,310        400,000    11,209,043     11,609,043
West Hollywood, CA         4            969,000    12,195,710         --       64,166        969,000    12,259,876     13,228,876

Hampton Inn:

Albany/Latham, NY          3            850,000     7,978,825     39,030      387,968        889,030     8,366,793      9,255,823
Germantown, MD                          920,000     4,942,875     18,060    2,018,935        938,060     6,961,810      7,899,870
Islandia (Long
Island),
  NY                       2            920,000     4,873,258    112,154      541,188      1,032,154     5,414,446      6,446,600
Lombard, IL                3            600,000     6,602,164     61,166      607,598        661,166     7,209,762      7,870,928
Naples, FL                 2            690,000     4,777,891     26,057      445,530        716,057     5,223,421      5,939,478
Norcross, GA                          1,200,000     7,711,883      12975       51,424      1,212,975     7,763,307      8,976,282
Schaumburg, IL             3            572,000     4,211,887     39,913      498,798        611,913     4,710,685      5,322,598
Tallahassee, FL            2            500,000     4,253,650     27,494      427,734        527,494     4,681,384      5,208,878
West Palm Beach, FL                           0     3,954,039     56,572      627,903         56,572     4,581,942      4,638,514
Westchester, IL            3            572,000     4,641,966     36,573      453,007        608,573     5,094,973      5,703,546
Willow Grove
  (Philadelphia),
    PA                                1,110,000     8,376,545      6,225      327,590      1,116,225     8,704,135      9,820,360
Woburn, MA                                   --     2,731,793     33,401    3,144,108         33,401     5,875,901      5,909,302

-----------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------
                                                                                Life Upon Which
                                                                                Depreciation In
                      Accumulated        Net         Date of        Date of      Statement Is
    Description       Depreciation   Book Value    Construction   Acquisition      Computed
    -----------       ------------   -----------   ------------   -----------   ---------------
-----------------------------------------------------------------------------------------------
Rosemont, IL            1,295,806     18,062,440       5/3/98        1/8/99           40
San Jose, CA            1,134,432      7,157,236       3/1/86       10/6/95           40
San Jose South, CA      1,359,424     17,888,781      8/11/98       11/6/98           40
San Mateo, CA           2,384,921     18,999,960       9/1/85       11/1/96           40
Shelton, CT             1,070,759      9,873,284       8/1/88      10/31/97           40
Silicon Valley I,
   CA                   3,735,088     28,568,883      10/3/83       11/1/96           40
Silicon Valley II,
   CA                   4,328,812     33,268,183      5/15/85       11/1/96           40
Troy (Central), MI      1,062,784      7,109,194      10/1/85       10/6/95           40
Troy (Southeast),
   MI                   1,308,646      7,865,330      10/1/85       10/6/95           40
Tukwila, WA             1,868,799     20,480,101       8/1/85       1/14/98           40
Tysons Corner, VA         937,637     11,466,827       1/8/01        1/8/01           40
Vancouver, WA           1,191,224     12,560,716       3/1/87       1/14/98           40
Wichita East, KA          666,189      4,201,794       3/1/81       11/1/96           40
Windsor, CT               811,283      5,494,781       9/1/86       10/6/95           40
Winston-Salem, NC         651,283      5,447,020      2/15/86      12/30/97           40

Summerfield Suites:

Addison, TX             1,340,806     12,058,774      2/19/96       6/20/97           40
Belmont, CA             1,837,816     17,421,894     10/23/95       6/20/97           40
El Segundo              1,282,465     12,084,389       3/6/95       6/20/97           40
Las Colinas, TX         1,739,303     15,596,937      2/21/96       6/20/97           40
Mount Laurel, NJ        1,260,310     10,348,733      8/18/96       6/20/97           40
West Hollywood, CA      1,424,625     11,804,251      6/17/93       6/20/97           40

Hampton Inn:

Albany/Latham, NY       1,707,552      7,548,271     12/28/90       9/30/94           40
Germantown, MD          2,627,653      5,272,217      1/11/96       5/22/95           40
Islandia (Long
Island),
  NY                    1,257,875      5,188,725      7/26/88       9/30/94           40
Lombard, IL               971,250      6,899,678      9/16/87       6/26/97           40
Naples, FL              1,026,582      4,912,896     11/19/90       9/30/94           40
Norcross, GA            1,005,630      7,970,652       8/6/96       11/1/96           40
Schaumburg, IL            684,519      4,638,079      12/9/86       6/26/97           40
Tallahassee, FL           796,850      4,412,028       4/5/93       1/31/95           40
West Palm Beach, FL     1,988,672      2,649,842       7/1/86       9/30/94           40
Westchester, IL           708,589      4,994,957      6/13/88       6/26/97           40
Willow Grove
  (Philadelphia),
    PA                  2,133,180      7,687,180       8/8/91       9/30/94           40
Woburn, MA              2,974,626      2,934,676       5/6/97        8/9/96           40

---------------------------------------------------------------------------------------------------------------------------------
                                                                   Cost Capitalized
                                                                    Subsequent to          Gross Amounts of Which
                                           Initial Cost              Acquisition         Carried at Close of Period
                                           ------------              -----------         --------------------------
----------------------------------------------------------------------------------------------------------------------------------

                                                   Buildings                Buildings                    Buildings
                                                      and                      and                          and
    Description       Encumbrances      Land      Improvement     Land     Improvement      Land        Improvement       Total
    -----------       ------------      ----      -----------     ----     -----------      ----        -----------       -----
----------------------------------------------------------------------------------------------------------------------------------
Sunrise Suites:
Tinton Falls, NJ                         750,000     4,606,384          --      76,679         750,000     4,683,063      5,433,063

Holiday Inn
Express:
Lexington, MA              3             875,000     5,557,111      86,986   3,165,291         961,986     8,722,402      9,684,388

Courtyard:
Fort Lauderdale, FL                           --     7,822,658     184,062   3,340,508         184,062    11,163,166     11,347,228

TownePlace Suites:
Horsham, PA                              780,000     6,448,680          56     100,102         780,056     6,548,782      7,328,838

Vacant land                              300,000            --         363          --         300,363            --        300,363
Corporate                                     --       159,613          --      30,624              --       190,237        190,237
-----------------------------------------------------------------------------------------------------------------------------------

                                     $95,132,281  $594,497,857  $4,943,862 $58,400,825    $100,076,143  $652,898,682   $752,974,825
===================================================================================================================================

-----------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------
                                                                                Life Upon Which
                                                                                Depreciation In
                      Accumulated        Net         Date of        Date of      Statement Is
    Description       Depreciation   Book Value    Construction   Acquisition      Computed
    -----------       ------------   -----------   ------------   -----------   ---------------
-----------------------------------------------------------------------------------------------
Sunrise Suites:
Tinton Falls, NJ           523,328     4,909,735     10/19/93      6/20/97             40

Holiday Inn
Express:
Lexington, MA            3,183,416     6,500,972       1971         2/2/96             40

Courtyard:
Fort Lauderdale, FL      3,141,111     8,206,117      3/2/99       9/30/94             40

TownePlace Suites:
Horsham, PA                424,971     6,903,867      6/1/99       5/20/99             40

Vacant land                     --       300,363       N/A          1997              N/A
Corporate                   49,505       140,732     various       Various             40
-----------------------------------------------------------------------------------------------

                       $90,779,140  $662,195,685
===============================================================================================

Notes to Schedule 3 - Real Estate and Accumulated Depreciation

     1.   Collateral for the $30 million First Term Loan.
     2.   Collateral for the $42 million Second Term Loan.
     3.   Collateral for the $40 million Third Term Loan.
     4.   Collateral for the $58 million Fourth Term Loan.
     5.   Collateral for the $50 million Fifth Term Loan.
     6.   Collateral for various mortgage notes.

                                                   2001           2000           1999
-----------------------------------------------------------------------------------------
Cost of land and improvements, and buildings
   and improvements:

   Balance at beginning of year                $727,245,529   $724,157,401   $663,948,583

   Additions                                     26,908,109     10,209,286     60,416,063

   Disposals                                     (1,178,813)    (7,121,158)      (207,245)
-----------------------------------------------------------------------------------------
   Balance at end of year                      $752,974,825   $727,245,529   $724,157,401
=========================================================================================

Accumulated depreciation on land
   improvements, buildings and improvements:

   Balance at beginning of year                $ 71,161,269   $ 52,694,780   $ 34,136,073

   Additions                                     20,759,698     19,484,870     18,695,439

   Disposals                                     (1,141,827)    (1,018,381)      (136,732)
-----------------------------------------------------------------------------------------
   Balance at end of year                      $ 90,779,140   $ 71,161,269   $ 52,694,780
=========================================================================================

RISK FACTORS

     SOME OF THE INFORMATION YOU WILL FIND IN THIS ANNUAL REPORT ON FORM 10-K, AND IN OUR OTHER 1934 ACT FILINGS AND OUR PROSPECTUSES OR ANY PROSPECTUS SUPPLEMENTS, MAY CONTAIN "FORWARD-LOOKING" STATEMENTS. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY OUR COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY THESE TYPES OF STATEMENTS BY THEIR USE OF FORWARD-LOOKING WORDS SUCH AS "MAY," "SHOULD," "COULD," "PLANS," "INTENDS," "EXPECTS," "ANTICIPATES," "ESTIMATES," "PROJECTS," "CONTINUES," "IS DESIGNED TO," "POTENTIAL" OR OTHER SIMILAR WORDS. THESE TYPES OF STATEMENTS DISCUSS FUTURE EVENTS OR EXPECTATIONS OR CONTAIN PROJECTIONS OR ESTIMATES. WHEN CONSIDERING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD KEEP IN MIND THE FOLLOWING RISK FACTORS. THESE RISK FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE CONTAINED IN OR IMPLIED BY ANY FORWARD-LOOKING STATEMENT.

     The following risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge periodically. Many things can happen that can cause our actual results to be very different than those we describe in our SEC filings. Any statements we make that are not historical facts should be considered to be forward-looking statements. We make no promise to update any of our forward-looking statements, or to publicly release the results if we revise any of them.

We Rely on Others to Operate our Hotels and For Our Cash Flow.
--------------------------------------------------------------

     In order for us to continue to qualify as a real estate investment trust, or "REIT", third parties must operate our hotels. Under prior law, we were required to lease our hotels to entities that we did not own. As a result we lease substantially all of our hotels to Innkeepers Hospitality, Inc. (or affiliated entities, the "IH Lessee"). Under the terms of the operating leases for our hotels ("Percentage Leases"), our ability to participate in operating decisions is very limited. Even if we believe that our hotels are not being operated efficiently, we may not be able to require a lessee to change the way it operates hotels. Moreover, we depend on lease payments from our lessees for substantially all of our revenues. Jeffrey H. Fisher controls the IH Lessee and is the Chief Executive Officer, President and Chairman of the Board of Trustees of Innkeepers.

The IH Lessee Relies Solely on the Operations of Our Hotels for Liquidity.
--------------------------------------------------------------------------

     The IH Lessee has limited liquidity and nominal net worth. For a discussion of the IH Lessee's financial condition, see "Management's Discussion and Analysis - IH Lessee - Liquidity and Capital Resources" in the first part of this report. The Percentage Leases may be terminated if a default under a lease occurs; a default under one Percentage Lease with the IH Lessee constitutes a default under all of the Percentage Leases with the IH Lessee. Nonetheless, if the IH Lessee cannot pay rent or comply with its other obligations under the Percentage Leases, we may have limited ability to collect those amounts or require its compliance. See also "-- Conflicts of Interest and Related Party Transactions - The IH Lessee" below.

September 11, 2001's Events and the Current U.S. Economic Recession Have
------------------------------------------------------------------------
Negatively Affected, And Could Continue To Negatively Affect, Both the Hotel
----------------------------------------------------------------------------
Industry and our Results of Operations and Financial Condition.
--------------------------------------------------------------

     Before September 11, 2001, our hotels had begun experiencing declining revenue per available room, or "RevPAR", as a result of the slowing U.S. economy. The terrorist attacks of September 11, 2001 and the after-effects, as well as the economic recession, have substantially reduced business and leisure travel throughout the U.S. and hotel industry RevPAR generally. RevPAR at our hotels specifically has declined substantially since September 11, 2001. While RevPAR at our hotels has improved somewhat from the depressed levels in the weeks following the events of September 11, RevPAR at our hotels remains well below pre-September 11, 2001 levels and may remain at depressed levels. We cannot predict the extent to which the events of September 11, 2001 will continue to directly or indirectly impact the hotel industry or our operating results in the future. Continued lower RevPAR at our hotels could have an adverse affect on our results of operations and financial condition, including our ability to remain in compliance with our debt covenants, our ability to fund capital improvements at our hotels, and our ability to make shareholder distributions necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the hotel industry at large and our operations in particular.

     We were also particularly adversely affected in 2001 by our concentration of hotels in California, and in the Silicon Valley specifically, where the decline of technology companies and business during the current recession has been pronounced. We do not know to what extent that sector will rebound, or when a recovery in the sector will gain momentum. A recovery in this business sector may lag a recovery in the economy in general, which would limit or delay our participation in such a recovery. See " -- Concentration of Investment in California, Pacific Northwest, Florida, Illinois, Texas and Michigan" below.

Conflicts of Interest and Related Party Transactions.
-----------------------------------------------------

     Jeffrey H. Fisher. Affiliates of Mr. Fisher contributed Hotels to the
     -----------------
Company on a favorable tax basis in connection with our initial public offering in 1994. The sale, refinancing or prepayment of indebtedness secured by those Hotels may trigger adverse tax consequences to Mr. Fisher. Conflicts of interest, therefore, exist between the Company and Mr. Fisher regarding any transaction involving those Hotels that could trigger adverse tax consequences to Mr. Fisher.

     The IH Lessee. At December 31, 2001, we leased 61 Hotels to the IH Lessee
     -------------
pursuant to Percentage Leases. The IH Lessee is controlled by Mr. Fisher. Each Percentage Lease had an initial term of at least 10 years (except for two hotels leased for five-year terms). Under the Percentage Leases, the IH Lessee is required to pay the greater of (a) a fixed base rent or (b) percentage rent based on the hotel revenue, and certain additional charges, and is entitled to all profits from the operation of the hotels after the payment of rent, operating expenses and other expenses (including management fees). Payments of rent under the Percentage Leases with the IH Lessee constituted approximately 88.4% of the Company's 2001 Percentage Lease revenues. For 2001, the IH Lessee incurred or paid the Partnership an aggregate of approximately $93.9 million in lease payments and had combined net income of approximately $4.4 million from the operation of the Company's Hotels leased by the IH Lessee. The IH Lessee has nominal net worth with which to satisfy its obligations to the Company and other creditors. Therefore, the Company must rely on the cash flow generated by the IH Lessee from the operations of the Hotels to satisfy IH's obligations under the Percentage Leases and any other obligations. Because Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company, and controls the IH Lessee, conflicts of interest do or may exist between Mr. Fisher and the Company regarding (a) enforcement of the terms of the Percentage Leases, (b) whether and on what terms Percentage Leases will be renewed upon the expiration of their current terms and (c) whether and on what terms additional leases or management contracts will be awarded to the IH Lessee.

     From mid-December 2001 to mid-February 2002, approximately 80% of the rooms at the Holiday Inn Express - Lexington, MA were taken out of service to accommodate significant renovations required by the franchisor. The renovations and other franchisor-imposed conditions also adversely affected the hotel's ability to generate revenue from the rooms remaining in service. As revenue was materially decreased during this period, we agreed to waive our right to collect base rent under the Percentage Lease for the hotel for January and February 2002, which would have totaled approximately $95,000. In addition, we agreed to a credit against future rent to compensate for the decreased amount of income generated by the IH Lessee in January and February 2002, as compared to the average results for those months in the previous two years. We expect that credit to equal approximately $60,000.

     In October 2001, we terminated a Percentage Lease with the Summerfield Lessee on the West Hollywood Hotel. Among other reasons for terminating the lease, we contemplated marketing the hotel for sale and sought to unencumber the hotel from the Summerfield Lessee's interests. The IH Lessee agreed to enter into a five year Percentage Lease with us on the West Hollywood Hotel and began operating the hotel. The West Hollywood Hotel secures, in part, a loan to the Company by a third party lender, and the lender would not agree to a change in the economic terms of the lease. Therefore, the IH Lessee agreed to enter into the new lease with us for the West Hollywood Hotel on the same rent terms as the Summerfield Lessee's prior lease, understanding that the hotel would likely be sold in the near- to mid-term. The IH Lessee's Percentage Leases permits us to terminate a lease and sell the related hotel unencumbered by the lease, if we pay the IH Lessee the fair market value of the leasehold interest being terminated, either in cash or with one or more replacement leases on other hotels. The IH Lessee and the Company understood that if the West Hollywood hotel was sold before late 2002, it was likely to produce losses for the IH Lessee due to the poor hotel business environment after the September 11 attacks and due to the rent formula that the IH Lessee was required to accept. Therefore, we agreed that if the West Hollywood Hotel is sold before the IH Lessee is able to recover its expected short-term losses on the hotel, we will pay the IH Lessee for its lease interest cash equal to its accumulated losses, up to a maximum of $225,000. The parties agreed that such payment would satisfy our obligation under the Percentage Lease to compensate the IH Lessee for the termination of the lease.

     The Company shares office space with the IH Lessee, for which it reimburses the IH Lessee. In addition, the Company and the IH Lessee share the services of certain employees performing certain corporate staff, administrative and similar functions, for which cost allocations are made. The Company paid the IH Lessee $100,000 in 2001 for the net amount of these allocations.

     In May 2000, the former Chief Operating Officer of the Company (who is a minority shareholder of certain IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher. The suit alleges that he was wrongfully terminated and also alleges various other related claims against the Company and the IH Lessee. The Company believes that the claims are without merit and is aggressively defending against all allegations. The Company believes that any claims that are not settled or otherwise disposed of will be tried in mid-2002. Because the IH Lessee and Mr. Fisher are named in the suit along with the Company, conflicts of interest may exist between the Company and Mr. Fisher regarding litigation tactics and settlement negotiations.

     Franchise Licenses; Management Agreements. The IH Lessee, which is
     -----------------------------------------
controlled by Mr. Fisher, holds all of the franchise licenses for the Hotels leased by the IH Lessee (to the extent such hotels have franchise agreements). The IH Lessee pays the franchise fees for all of Hotels leased to it that are subject to franchise fees, except for franchise license application and transfer fees, which typically are paid by us. Since our inception in 1994, we have paid franchise license application, transfer and related fees for hotels leased to the IH Lessee in the aggregate amount of approximately $926,000. We have also entered into agreements with franchisors under which we have guaranteed certain obligations of the IH Lessee under franchise agreements, including obligations to pay royalties and other fees to the franchisors, generally in exchange for the right to substitute a different lessee as the franchisee under the relevant franchise agreement if we terminate the Percentage Lease for a franchised hotel.

     The IH Lessee is also the primary contracting party under management agreements with subsidiaries of Marriott International, Inc. ("Marriott") relating to the 17 Hotels managed by Marriott ("Marriott Management Agreements"). The right of those Hotels to operate under the Residence Inn by Marriott or TownePlace Suites by Marriott brands is generally contained in the Marriott Management Agreements, and not in separate franchise agreements. The IH Lessee pays the management and other fees payable under the Marriott Management Agreements. We have loaned to the IH Lessee an aggregate of approximately $860,000, which the IH Lessee was required to make available to Marriott for initial working capital at certain Hotels managed by Marriott. In addition, we advanced the IH Lessee a $44,400 working capital loan when it began leasing and operating the Summerfield Suites in West Hollywood, CA (the "West Hollywood Hotel") in October 2001. These loans are unsecured, bear no interest, and are payable on demand. We generally expect that a working capital loan for a hotel will be repaid at the termination of the related Percentage Lease.

     We have executed most of the Marriott Management Agreements as a third party, pursuant to which we have guaranteed certain of the obligations of the IH Lessee under those agreements, including obligations to pay management fees, franchise system fees, and other fees to Marriott. In exchange, we have the right, under certain circumstances, to substitute a different lessee as party to the relevant Marriott Management Agreement, if we terminate the Percentage Lease for a Hotel managed by Marriott.

     As we have guaranteed certain obligations of the IH Lessee under franchise agreements and Marriott Management Agreements, conflicts of interest exist between the Company and Mr. Fisher regarding the performance of the IH Lessees under the franchise agreements or Marriott Management Agreements or other actions or failures to act by the IH Lessee which could result in liability to us under our guarantees.

     Jack P. DeBoer. In November 1996, we acquired seven Residence Inn by
     --------------
Marriott hotels (the "DeBoer Hotels") from affiliates of Jack P. DeBoer (the "DeBoer Group"), including Rolf E. Ruhfus. The DeBoer Group received Class B preferred units of limited partnership interest in the Partnership ("Preferred Units") in partial consideration for the acquisitions. Following the acquisition of the DeBoer Hotels, Mr. DeBoer joined our Board of Trustees. Mr. DeBoer joined the Board under an arrangement requiring the Company to nominate Mr. DeBoer for election to the Board and to support his nomination, except if Mr. DeBoer (i) acts or fails to act in a manner that the Board deems detrimental to the Company and as a result of which the Board determines unanimously that it cannot nominate Mr. DeBoer, (b) ceases to own at least 25% of the Preferred Units that he owned upon the closing of the acquisition of the DeBoer Hotels acquisition or
(c) is legally disqualified from serving as a trustee.

     Due to the potential adverse tax consequences to members of the DeBoer Group that may result from a sale of the DeBoer Hotels, we agreed that for a period of up to ten years following the closing of the acquisition of the DeBoer Hotels, (i) a taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group and (ii) we will maintain at all times outstanding indebtedness of at least approximately $40 million (the "Required Indebtedness"). The Required Indebtedness is subject to reduction upon the occurrence of certain events, including the death of, or certain redemptions or taxable transfers of the Preferred Units held by, members of the DeBoer Group. If we sell a DeBoer Hotel without the required consent or fails to maintain the Required Indebtedness, we agreed to indemnify the applicable members of the DeBoer Group for certain resulting income tax liabilities, which could be substantial. Notwithstanding these indemnification rights, and particularly after the indemnification period ends, conflicts of interest may exist between the Company and Mr. DeBoer regarding transactions involving the DeBoer Hotels that could trigger adverse tax consequences to some or all of the DeBoer Group.

     Mr. DeBoer and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. Mr. DeBoer is the Chairman of the Board, Chief Executive Officer, President and a significant shareholder of Candlewood Hotel Company, Inc. ("Candlewood"), a public hotel company that is the owner, operator and franchisor of Candlewood and Cambridge Suites hotels, an economy extended-stay hotel chain founded by Mr. DeBoer. Hotels developed by Mr. DeBoer and his affiliates, including Candlewood and Cambridge Suites hotels, may compete with our hotels for guests, and hotel companies with which Mr. DeBoer is affiliated, including Candlewood, may compete with us for acquisition opportunities and for qualified employees. Accordingly, the interests of the Company and Mr. DeBoer could be different in connection with matters relating to our Hotels or proposed acquisitions that are competitive with hotels owned or being considered for acquisition or development by Mr. DeBoer and his affiliates.

     Each Preferred Unit held by the DeBoer Group may be redeemed for an amount of cash equal to the then-trading value of a Common Share on the New York Stock Exchange ("NYSE") or, at our option, one Common Share. Assuming full redemption of all Units held by the DeBoer Group and the issuance of Common Shares in exchange for those Units, the DeBoer Group would own approximately 10% of the Common Shares outstanding at December 31, 2001 (assuming no redemptions of Units held by others).

     The Company and the IH Lessee have, for the last several years, placed substantially all of their insurance through Manning & Smith, Wichita, Kansas, a full service commercial insurance broker that has developed a specialty in insuring hotels. Manning & Smith is a private company of which Mr. DeBoer owns 47% of the stock. Mr. DeBoer has informed us that he is not an officer of Manning & Smith and does not participate in its management or the setting of its corporate policies. Under the Percentage Leases with the IH Lessee, certain insurance coverages are required to be paid for by the Company (generally, property coverages for casualties such as fire, earthquake, etc.) and other customary coverages are required to be paid for by the IH Lessee (generally, liability coverages such as general liability and crime). In addition, each party must pay for its own worker's compensation, employment practices liability and, in the Company's case, trustees' and officers' insurance. The Company and the IH Lessee have historically purchased many of these coverages under blanket policies and allocated costs between them as required by the Percentage Leases or, if not addressed by the Percentage Leases, as otherwise agreed between them. We believe that in cases where each party requires coverage (i.e, workers' compensation), buying as part of a larger group has achieved cost and administrative benefits, which have outweighed the affects (if any) of having its loss experience grouped with the IH Lessee's loss experience.

     The gross amount of the premiums paid for the twelve months ending October 31, 2001 for coverages placed by Manning & Smith was approximately $926,989 for the Company and approximately $1,272,990 for the IH Lessee. Most of our coverages renewed on November 1, 2001. Due primarily to (a) the effects of the September 11 attacks on the insurance market, (b) the significant number of relatively older wood-frame, non-sprinklered hotels owned by us and (c) a relatively few significant claim payouts incurred by our insurers on behalf of the Company and/or the IH Lessee, the Company and the IH Lessee were able to renew at premium increases of, in some cases, greater than 100%. In addition, the Company will be subject to higher deductibles and more coverage exclusions than in the past and, in some cases, such as for California earthquake coverage, lower limits of coverage. Each year, the Company and the IH Lessee seek to confirm, by obtaining alternate bids and/or independent advice, that their coverages are sufficient and that the premiums are generally consistent with premiums charged to similarly situated companies. As a result of that process for the renewal in October 2001, the Company and the IH Lessee placed their worker's compensation insurance with a company other than Manning & Smith, although their other coverages were renewed through Manning & Smith.

     Rolf E. Ruhfus. In June 1997, we acquired nine hotels (the "Summerfield
     --------------
Hotels") from affiliates of Rolf E. Ruhfus (the "Summerfield Group"). The Summerfield Group, received common units of limited partnership interest in the Partnership ("Common Units") in partial consideration for the acquisitions. Following the acquisition of the Summerfield Hotels, Mr. Ruhfus joined our Board of Trustees. Mr. Ruhfus joined the Board under an arrangement requiring us to nominate Mr. Ruhfus for election to the Board and to support his nomination, except if Mr. Ruhfus (i) acts or fails to act in a manner that the Board deems detrimental to us and as a result of which the Board determines unanimously that it cannot nominate Mr. Ruhfus, (b) ceases to own at least 25% of the Common Units that he owned upon the closing of the Summerfield Hotel acquisition or (c) is legally disqualified from serving as a trustee.

     In 1998, we sold two of the Summerfield Hotels back to the Summerfield Group, along with a third hotel. In October 2001, we terminated the Summerfield Lessee's lease of one of the Summerfield Hotels, and leased that hotel to the IH Lessee in contemplation of a sale of that hotel. We lease the six remaining Summerfield Hotels to the Summerfield Lessee. Mr. Rufhus serves on the Board of Directors of Wyndham International, Inc., the parent of the Summerfield Lessee and the manager and franchiser of those six hotels (and the franchisor of the one Summerfield Hotel leased to the IH Lessee). Pursuant to the terms of the Percentage Leases, the Summerfield Lessee is required to pay the greater of (a) a fixed base rent or (b) percentage rent based on the revenues of the hotels, and certain other additional charges, and is entitled to all profits from the operation of the hotels after the payment of rent, operating expenses and other expenses (including insurance). For the year ended December 31, 2001, the Summerfield Lessee incurred or paid us an aggregate of approximately $12.3 million in lease payments under the Percentage Leases for the Summerfield Hotels. Accordingly, conflicts of interest may exist between the Company and Mr. Rufhus regarding enforcement of the terms of those Percentage Leases.

     In October 2001, we paid the Summerfield Lessee $160,000 to terminate its Percentage Lease on the West Hollywood Hotel. We had been engaged in discussions with the Summerfield Lessee regarding the performance of the hotel, various performance tests under the hotel's Percentage Lease and the parties' respective rights and obligations under the Percentage Lease and related agreements. Ultimately, we decided to pay a relatively small amount of money to terminate the Summerfield Lessee's right to operate the West Hollywood Hotel, which coincided with our decision to market the hotel for sale. We are again discussing with the Summerfield Lessee the performance of certain other Summerfield Hotels as it relates to various performance criteria under the Percentage Leases.

     Due to the potential adverse tax consequences to members of the Summerfield Group that may result from a sale of the Summerfield Hotels, we agreed that for a period of up to seven years following the closing of the acquisition of the Summerfield Hotels, any taxable sale of a Summerfield Hotel will require the consent of the applicable members of the Summerfield Group. If we sell a Summerfield Hotel without the required consent, we agreed to indemnify the applicable members of the Summerfield Group for certain resulting income tax liabilities, which could be substantial. Notwithstanding this indemnification, and particularly after the indemnification period ends, conflicts of interest may exist between the Company and Mr. Ruhfus regarding transactions involving the Summerfield Hotels that could trigger adverse tax consequences to some or all of the Summerfield Group. In 2001, we classified the Summerfield Hotel in West Hollywood, California as being held for sale, and made a special tax election to recognize a gain. As a result of this election, we triggered a tax liability to members of the Summerfield Group, and paid them $168,511 in January 2002 in satisfaction of our indemnification obligations.

     Mr. Ruhfus and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. As noted above, Mr. Ruhfus is a Board member of Wyndham International, Inc. Wyndham owns, operates and franchises Summerfield Suites hotels as well as other full and limited service hotels and hotel brands. An entity controlled by Mr. Ruhfus also owns the Sierra Suites brand, which is a mid-priced extended-stay hotel founded by Mr. Ruhfus. Affiliates of Mr. Ruhfus own and operate several Sierra Suites hotels and Summerfield Suites hotels. Hotels developed by Mr. Ruhfus and/or Wyndham, including Summerfield Suites hotels, may compete with our hotels for guests and companies with which Mr. Ruhfus is affiliated may compete with us for acquisition opportunities and for qualified employees. Accordingly, the interests of the Company and Mr. Ruhfus could be different in connection with matters relating to the Company's Hotels or proposed acquisitions that are competitive with hotels owned or being considered for acquisition or development by Wyndham.

     Wyndham has guaranteed the obligations of the Summerfield Lessee, and has posted $4,759,220 in letters of credit as security for its obligations under the Percentage Leases for the six Summerfield Hotels leased to the Summerfield Lessee ("Summerfield Leases").

     Mr. Ruhfus' roles as trustee of the Company and director of Wyndham may pose conflicts regarding when, whether and to what extent (a) obligations under the Summerfield Leases and related guarantees are adhered to and/or (b) remedies are pursued and obtained by the Company under the Summerfield Leases, including draws under the letter of credit.

If We Complete a Transaction Under The REIT Modernization Act, We Will Have More
--------------------------------------------------------------------------------
Exposure to Hotel Operations.
----------------------------

     Under the REIT Modernization Act ("RMA") that took effect on January 1, 2001, we can own a `taxable REIT subsidiary' (a "TRS"), to which we can lease hotels if they are operated by third parties. The new law would permit us to retain more control over a hotel than we could under the prior law. Nonetheless, our ability to mandate changes in operations by our operators will still be more limited than if we operated the hotels directly. Under applicable tax law, the rent payable to us under our Percentage Leases must be based on revenue (and not income) of the hotels. This structure limits our ability align our Lessees' financial interests with our interests. A TRS must retain a third party to manage the hotels that it leases. In the case of many of the hotels currently leased to the IH Lessee, that manager would likely be controlled by Mr. Fisher. We believe that the management agreements under which any manager would operate our hotels would be structured to more closely align the operator's interests with our interests.

     The new law also would permit us to capture the after-tax net income (after the payment of management fees) currently being retained by the IH Lessee. However, if in the future hotels that are currently leased to the IH Lessee are instead leased to a TRS, we would be subject to all of the operating risks of those hotels, whereas under our current structure the IH Lessee retains most of the benefits and risks of the operations of those hotels. We also would be exposed to the operating risks of any newly acquired or developed hotels if we leased those hotels to a TRS. If the operating results of hotels leased to a TRS declined or, with respect to newly acquired or developed hotels, did not perform to expectations, it would negatively affect our results, cash flow and ability to pay distributions.

     We have retained an advisor, who has recommended that we pursue a transaction with the IH Lessee under the RMA. Although no specific transaction is under active consideration at this time, we expect to undertake consideration of a proposed RMA transaction in the near future. We are also considering whether and to what extent we may take advantage of the RMA with respect to our hotels that are leased to the Summerfield Lessee. Any consideration paid to terminate an existing lease would be an expense in the then-current period for financial reporting purposes, and such payments could be material.

     Please also review "Business - Narrative Description of Business - The REIT Modernization Act" in the first part of this report.

If We Cannot Obtain Additional Financing, Our Growth Will be Limited.
--------------------------------------------------------------------

     We are required to distribute to our shareholders at least 90% of our taxable income each year in order to continue to qualify as a REIT, and our policy is to distribute 100% of taxable income. As a result, after our capital expenditures our retained earnings available to fund acquisitions or development are nominal. We will rely primarily upon the availability of debt or equity capital to fund these activities. Our ability to grow through acquisitions or development of hotels will be limited if we can't continue to obtain additional financing. Our Declaration of Trust limits our outstanding indebtedness to 50% of our investment in hotel properties at cost, and our loan agreements may be more restrictive. Market conditions may make it difficult to obtain financing and we can't assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We are Subject to Various Risks Related to Our Use of, and Dependence on, Debt.
------------------------------------------------------------------------------

     The amount we have to pay on variable rate debt, such as our $135 million uncollateralized line of credit, increases as interest rates increase, which may decrease cash available for distribution to shareholders. We can not assure you that the Company will be able to meet its debt service obligations. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions and/or our financial results or prospects could (a) result in higher interest rates on variable rate debt, (b) reduce the availability of debt financing generally or debt financing at favorable rates, (c) reduce cash available for distribution to shareholders and
(d) increase the risk that we could be forced to liquidate assets to repay debt, any of which could have a material adverse affect us.

     At December 31, 2001, we were in compliance with all of our debt covenants. We believe, however, that if hotel industry conditions continued at their currently depressed levels into mid-2002, we will violate one or more covenants under our $135 million line of credit. As a result, we are seeking to obtain an amendment to the line of credit that would revise one or more covenants for 2002, so that, based on our current expectations about our 2002 results, we will not violate any covenants in 2002. However, there is no assurance that (a) such amendment will be obtained, (b) we will not violate covenants under the line of credit even as amended, or, (c) if the expected amendment for 2002 is obtained, when the current covenants are reinstated on January 1, 2003 that we will be in compliance or, if not, that a similar amendment can be obtained.

     If we violate covenants in our debt agreements, including under our $135 million line of credit, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain line of credit covenants may result in our being unable to borrow unused amounts under our line of credit, even if repayment of some or all borrowings is not required.

     In any event, financial covenants under our current or future debt obligations could impair our planned business strategies, by limiting our ability to borrow (a) beyond certain amounts or (b) for certain purposes.

Our Ability to Maintain Our Historic Rate of Distributions to Our Shareholders
------------------------------------------------------------------------------
is Subject to Fluctuations in Our Financial Performance, Operating Results and
------------------------------------------------------------------------------
Capital Improvements Requirements.
----------------------------------

     As a REIT, we are required to distribute at least 90% of our taxable income each year to our shareholders. Our current policy is to distribute to shareholders 100% of our taxable income each year. In the event of continued or future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, we may be unable to declare or pay distributions to our shareholders at the rates we have previously paid them. (See "Market for the Registrant's Common Equity and Related Shareholder Matters" in the first part of this report.) The timing and amount of distributions are in the sole discretion of our Board of Trustees, which will consider, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. We cannot assure you either that we will continue to generate sufficient cash in order to fund distributions at the same rate as our historic rate, or that our Board of Trustees will continue to maintain our distribution rate at the same levels as we have in the past.

     Among the factors which could adversely affect our results of operations and decrease our distributions to shareholders are reduced rents from our lessees under the Percentage Leases; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors which could reduce the rents of our lessees under the Percentage Leases are decreases in hotel revenues. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels and reduce rents to be received by us under the Percentage Leases from our lessees.

Our Ability To Make Distributions To Shareholders May Be Affected By Factors
----------------------------------------------------------------------------
Beyond Our Control.
------------------

Operating Risks.
----------------

     Our hotels are subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

..    our hotels compete with other hotel properties in their geographic markets and many of our competitors have substantial marketing and financial resources;

..    over-building in our markets, which adversely affects occupancy and revenues at our hotels; and

..    adverse effects of general, regional and local economic conditions and increases in energy costs (e.g. recent electricity cost increases in California and the Pacific Northwest) or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists.

     These factors could adversely affect our lessees' hotel revenues and expenses and their ability to make lease payments, which in turn would adversely affect our ability to make distributions to our shareholders.

Concentration of Investment in California, Pacific Northwest, Florida, Illinois,
--------------------------------------------------------------------------------
Texas and Michigan.
------------------

     Eleven of our hotels are located in California, eight of which are in the greater San Francisco/San Jose area. In addition, six of our hotels are located in the Pacific Northwest (five in the Seattle area), five of our hotels are located in each of Florida and Michigan and four of our hotels are located in each of the Chicago, Illinois and Dallas, Texas areas. Adverse events, such as economic recessions or natural disasters, including earthquakes, hurricanes or high-wind, could cause a loss of revenues from these hotels, which may be greater as a result of our concentration of assets in these areas. We may not carry insurance coverage for these losses, or the insurance may be insufficient to replace our investment or otherwise restore our economic position with respect to a hotel. That could result in less cash available for distribution to shareholders.

     In 2001, the technology-related business sector suffered a substantial downturn, including many bankruptcies and layoffs, which dramatically reduced business travel. The technology sector is largely concentrated in California, and in particular the Silicon Valley where eight of our California hotels are located. The technology sector downturn more severely reduced related business travel than the business travel reduction resulting from the downturn in the economy in general. As a result, in 2001, revenue from our eight Silicon Valley, California hotels decreased 26% from 2000, and also decreased as a percentage of overall revenue from 28% in 2000 to 24% in 2001. Our concentration in California made the negative affects of the economic recession on our business more pronounced as compared to some hotel companies with less concentration in California. Due to the severity of the downturn and questions about the viability and ability to obtain financing of substantial parts of the technology sector, we cannot predict whether, when or to what extent this sector will rebound as compared to the economy in general. We believe, though, that the recovery in this sector is likely to lag a recovery in the general economy, and there is no assurance that our hotels will succeed in finding hotel business to wholly replace the business lost from the technology sector (and related businesses).

Capital Expenditures.
---------------------

     Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels may also require periodic capital improvements as a condition of keeping the franchise licenses. Generally, we are responsible for the costs of these capital improvements, which gives rise to the following risks:

..    cost overruns and delays;

..    renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

..    the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

..    the risk that the return on our investment in these capital improvements will not be what we expect.

     We have in the past funded capital expenditures from cash flow from operations and, to a lesser degree, by borrowing. There can be no assurance that we will not need to borrow to fund future capital improvements. See " Management's Discussion and Analysis - Liquidity and Capital Resources - Capital Expenditures" in the first part of this report.

Competition For Guests.
----------------------

     The upscale extended-stay and mid-price segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. There are many competitors in our market segments, and many of them have substantially greater marketing and financial resources than the Company or its operators. New hotels are always being constructed and opening, and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

Competition for Acquisitions; Sales.
-----------------------------------

     We compete for hotel acquisitions with entities that have similar investment objectives as we do and that have substantially greater financial resources than we have. These entities generally may be able to accept more risk than we can manage wisely. They may also have better relations with franchisors, sellers or lenders. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

     We may decide to sell hotels, for a variety of reasons. We cannot assure you that we will be able to sell any hotels on favorable terms, or that hotels will not be sold for a loss.

Seasonality of Hotel Business.
-----------------------------

     The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can cause quarterly fluctuations in our revenues.

Investment Concentration in Particular Segments of Single Industry.
------------------------------------------------------------------

     Our entire business is hotel-related. Our current investment strategy is to own primarily upscale extended stay hotels, primarily Residence Inn by Marriott hotels, and limited service hotels, primary Hampton Inns. Adverse conditions in the hotel industry, in our segments of the industry or in the Residence Inn by Marriott or Hampton Inn brands, will have a material adverse effect on our lease revenues and cash available for distribution to our shareholders.

Our Development Activities May Be More Costly Than We Have Anticipated.
-----------------------------------------------------------------------

As part of our growth strategy, we plan to develop additional hotels. Development involves many substantial risks, which include the following:

..    actual development costs may exceed our budgeted or contracted amounts;

..    construction delays may prevent us from opening hotels on schedule;

..    we may not be able to obtain all necessary zoning, land use, building, occupancy and construction permits;

..    our developed properties may not achieve our desired revenue or profit goals;

..    we face intense competition for suitable development sites from competitors with greater financial resources than ours; and

..    we may incur substantial development costs and then have to abandon a development project before completion.

Investment Risks In The Real Estate Industry Generally May Adversely Affect Our
-------------------------------------------------------------------------------
Ability To Make Distributions To Our Shareholders.
--------------------------------------------------

General Risks of Investing in Real Estate.
-----------------------------------------

     Our investments in hotels are subject to varying degrees of risk that generally arise form the ownership of real property. The underlying value of our real estate investments and our income and ability to make distributions to our shareholders depend upon the ability of the operators of our hotels to maintain or increase room revenues. Both income from our hotels and our ability to make distributions may be adversely affected by changes beyond our control, including the following:

..    adverse changes in national and local economic and market conditions;

..    changes in interest rates and in the availability, cost and terms of mortgage financing;

..    changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

..    the ongoing need for capital improvements, particularly in older structures;

..    changes in real property tax rates and other operating expenses;

..    civil unrest, acts of God, including earthquakes, floods and other natural disasters (which may result in uninsured losses) and acts of war; and

..    the relative illiquidity of real estate investments (see also " --
     Conflicts of Interest and Related Party Transactions - Jeffrey H. Fisher," "- Jack P. DeBoer" and "- Rolf E. Ruhfus" above).

Uninsured and Underinsured Losses.
---------------------------------

     Comprehensive insurance is maintained on each of our Hotels, including liability, property and casualty and extended coverage. We believe that the insurance is of the type and amount customarily obtained by owners and operators of hotels similar to ours.

     All 11 of our hotels in California (and certain of our other hotels, such as our five hotels in the Pacific Northwest) are located in areas that are subject to earthquake activity. These hotels are located in areas of high seismic risk and some were constructed under pre-1985 building codes. No assurance can be given that an earthquake would not render significant damage to the hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk. Additionally, areas in Florida where five of our hotels are located may experience hurricane or high-wind activity. The Company has earthquake insurance policies on our hotels in California and wind insurance policies on certain of our hotels located in Florida. However, recovery under these policies are subject to substantial deductibles, and there is no assurance that this insurance will fully fund the re-building or restoration of a hotel impacted by an earthquake, hurricane or high wind.

     Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed.

     See "--Conflicts of Interest and Related Party Transactions - Jack P. DeBoer" above.

Failure To Comply With Governmental Regulations Could Affect Our Operating
--------------------------------------------------------------------------
Results.
-------

Environmental Matters.
---------------------

     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. The law often imposes liability whether or not the owner knew of, or was responsible for, the presence of hazardous substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be very substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell real estate or to borrow using such real estate as collateral. We may be potentially liable for any such costs, and these costs could be very substantial.

     We generally obtain Phase I environmental site assessments ("ESAs") on our hotels at the time of acquisition. The ESAs are intended to identify potential environmental contamination. The ESAs include a historical review of the hotel, a review of certain public records, a preliminary investigation of the site and surrounding properties, screening for the presence of hazardous substances and underground storage tanks, and the preparation and issuance of a written report. The ESAs that we have obtained did not include invasive procedures, such as soil sampling or ground water analysis.

     The ESAs that we have obtained did not reveal any environmental liability or compliance concerns that we believe would have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any such liability. Nevertheless, it is possible that these ESAs do not reveal all environmental liabilities or that there are material environmental liabilities or compliance concerns that we are not aware of. Moreover, we cannot assure you that (i) future laws, ordinances or regulations will not impose material environmental liability, or (ii) the current environmental condition of a hotel will not be affected by the condition of properties in the vicinity of the hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Americans With Disabilities Act.
-------------------------------

     Under the Americans with Disabilities Act of 1990, or the "ADA", all public accommodations must meet various federal requirements to access and use by disabled persons. Compliance with the ADA's requirements could require removal of access barriers, and our failure to comply could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our ability to make distributions to our shareholders could be adversely affected.

Fluctuations In Property Taxes and Insurance Costs Can Adversely Affect Our
---------------------------------------------------------------------------
Distributions To Our Shareholders.
----------------------------------

     Each of our hotels is subject to real and personal property taxes. These taxes on our hotel properties may increase or decrease as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our ability to make distributions to our shareholders could be adversely affected.

     We carry insurance on all of our hotels and our business. Our insurance costs will rise dramatically for the 2002 insurance year (ending October 1) as compared to the 2001 insurance year. These increases were due primarily to the disruption in the insurance markets caused by the September 11 terrorist attacks and to significant payouts that our insurers have made or may have to make in the future on certain covered claims by or against us. These factors, as well as any future covered losses, may result in (a) our insurance costs continuing to rise, (b) our inability to obtain (or economically obtain) important insurance coverages and/or (c) an increased risk of exposure to casualties if our insurance deductibles are substantially increased or the limits of our insurance coverages are substantially reduced. While in absolute dollars property tax is a much larger expense than insurance for us, our ability to make distributions could be adversely affected if insurance costs continue to increase. See "Conflicts of Interest and Related Party Transactions - Jack P. DeBoer" above.

Franchise Requirements Could Adversely Affect Our Distributions To Our
----------------------------------------------------------------------
Shareholders.
-------------

     Our managers must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels operate. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our operators to conform to such standards. The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements which management or the Board of Trustees determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, the management or the Board of Trustees may elect to allow the franchise to lapse or be terminated. The IH Lessee is obligated to fund any operating loss at a hotel operated by Marriott. Operating losses could result from a number of factors, including increased expenses resulting from changes in Marriott's system standards. The IH Lessee has limited assets from which to fund operating losses. If the IH Lessee fails or is unable to fund such operating losses, Marriott may have the right to terminate the related Marriott management agreement and with it the affected hotel's right to operate under a Marriott brand. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to shareholders.

Our Board Of Trustees May Change Our Major Policies At Any Time.
----------------------------------------------------------------

     Many of our major corporate policies, including our acquisitions, growth, operations and distribution policies, are determined by our Board of Trustees. The Board of Trustees may amend or revise these and other policies at any time without the vote or consent of our shareholders.

Provisions Of Our Declaration Of Trust And Maryland Law May Limit The Ability Of
--------------------------------------------------------------------------------
A Third Party To Acquire Control Of Our Company.
------------------------------------------------

Ownership Limitation.
---------------------

     To preserve our tax status as a REIT, our Declaration of Trust provides that no person may directly or indirectly own more than 9.8% of our common shares and preferred shares. This may prevent an acquisition of control of our company by a third party without our Board of Trustees' approval, even if shareholders believe the change of control is in their best interest.

Staggered Board of Trustees.
---------------------------

     Under our Declaration of Trust, our Board of Trustees has three classes of Trustees. Trustees for each class are elected for staggered three-year terms. The staggered terms of our Trustees may restrict the ability to change control of our company, even if shareholders believe a change of control is in their best interest. The staggered terms for our Trustees may also discourage offers or other bids being made for our shares at a premium over the market price.

Authority to Issue Preferred Stock.
----------------------------------

     Our Declaration of Trust authorizes the Board of Trustees to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares issued. We issued 4,630,000 Series A Cumulative Convertible Preferred shares in 1998. The issuance of shares of preferred stock may have the effect of delaying or preventing a change in control of our company, even if shareholders believe that a change of control is in their best interest.

Maryland Anti-Takeover Statutes.
-------------------------------

     We are subject to various laws found in Maryland law placing restrictions and requiring compliance with various procedures designed to protect the shareholders of Maryland REITs against unfair or coercive mergers and acquisitions. These restrictions and procedural requirements may discourage takeover offers for, or changes in control of our company, even if shareholders believe that such events may be in their interest.

Our Failure To Qualify As A REIT Under The Federal Tax Laws Will Result In
--------------------------------------------------------------------------
Adverse Tax Consequences.
-------------------------

     The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). If we qualify as a REIT, with certain exceptions, we will not be subject to federal income tax at the Company level on our taxable income that is distributed to shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the holders of Common Shares in any such year will not be deductible by the Company. If the Internal Revenue Service were to challenge successfully the tax status of the Partnership as a partnership for federal income tax purposes, the Partnership would be taxable as a corporation. In that event, the Company would likely cease to qualify as a REIT for a variety of reasons. Although the Company does not intend to request a ruling from the Internal Revenue Service as to its REIT status, the Company has, in the past, obtained the opinion of its legal counsel that, as of the date of the opinion, the Company qualifies as a REIT. These opinions were based on certain assumptions and representations and are not binding on the Internal Revenue Service or any court. Even if we qualify for taxation as a REIT, we are subject to certain federal, state and local taxes on our income and property.

Our Share Ownership Limitation May Prevent Certain Transfers Of Our Common
--------------------------------------------------------------------------
Shares.
-------

     In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Furthermore, if any shareholder or group of shareholders of one of the lessees of our hotels owns, actually or constructively, 10% or more of our shares of beneficial interest, the lessee could become a related-party tenant of the Company, which likely would result in loss of our REIT status (a "taxable REIT subsidiary" is exempt from this rule). For the purpose of preserving our REIT qualification, our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than 9.8% of the outstanding common shares or any other class of outstanding shares of beneficial interest by any shareholder or group (the "Ownership Limitation"). Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation. Any transfer of shares of beneficial interest that would prevent us from continuing to qualify as a REIT under the Code will be void ab initio, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated "Shares-in-Trust." Further, we will be deemed to have been offered Shares-in-Trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such Shares-in-Trust (or, in the case of a gift, devise or non-transfer event [as defined in the Declaration of Trust], the market price on the date of such gift, devise or non-transfer event). Therefore, the record holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are redeemed, if the market price falls between the date of purchase and the date of redemption.

     We have, in limited instances from time to time, permitted certain owners to own shares in excess of the Ownership Limitation. The Board of Trustees has waived the Ownership Limitation for such owners after following procedures set out in the Company's Declaration of Trust, under which the owners requesting the waivers provided certain information and the Company's counsel provided certain legal opinions. These waivers established levels of permissible share ownership for the owners requesting the waivers that are higher than the Ownership Limitation - if the owners acquire shares in excess of the higher limits, those shares are subject to the risks described above in the absence of further waivers. The Board of Trustees is not obligated to grant such waivers and has no current intention to do so with respect to any owners who (individually or aggregated as the Declaration of Trust requires) do not currently own shares in excess of the Ownership Limitation.

LIST OF EXHIBITS
----------------

Exhibit
Number    Description of Exhibits
-------   -----------------------

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