Form 10-Q
period 2002-03-31
INNKEEPERS USA TRUST/FL
filed 2002-05-10
CIK 926866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


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


The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 2002, was 34,784,558.

                              INNKEEPERS USA TRUST

                                      INDEX

                                                                            Page

PART I    Financial Information
Item 1.   Financial Statements

          INNKEEPERS USA TRUST
          --------------------
          Consolidated Balance Sheets at March 31, 2002 (unaudited)
            and December 31, 2001                                             1

          Consolidated Statements of Income for the three months
            ended March 31, 2002 and 2001 (unaudited)                         2

          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2002 and 2001 (unaudited)                         3

          Notes to Consolidated Financial Statements                          4

          INNKEEPERS HOSPITALITY
          ----------------------
          Combined Balance Sheets at March 31, 2002 (unaudited)
            and December 31, 2001                                             6

          Combined Statements of Income for the three months
            ended March 31, 2002 and 2001 (unaudited)                         7

          Combined Statements of Cash Flows for the three months
            ended March 31, 2002 and 2001 (unaudited)                         8

          Notes to Combined Financial Statements                              9

Item 2.   Management's Discussion and Analysis of Financial Condition

            and Results of Operations                                        10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17

PART II.  Other Information                                                  18

          Signature                                                          19

Innkeepers USA Trust
Consolidated Balance Sheets

(in thousands, except share and per share data)

                                                                          March 31,       December 31,
                                                                            2002             2001
                                                                         (unaudited)
-----------------------------------------------------------------------------------------------------
ASSETS
Investment in hotel properties:
  Land and improvements                                                     $100,113       $100,076
  Buildings and improvements                                                 653,036        652,899
  Furniture and equipment                                                    103,993        103,668
  Renovations in process                                                       6,308            241
  Hotels under development                                                    11,935          8,998
-----------------------------------------------------------------------------------------------------
                                                                             875,385        865,882
  Accumulated depreciation                                                  (164,414)      (154,574)
-----------------------------------------------------------------------------------------------------
  Net investment in hotel properties                                         710,971        711,308

Cash and cash equivalents                                                      4,960          5,077
Restricted cash and cash equivalents                                          16,180         19,138
Due from Lessees                                                               9,567         10,264
Deferred expenses, net                                                         4,650          4,546
Other assets                                                                   2,328          2,587
-----------------------------------------------------------------------------------------------------
       Total assets                                                         $748,656       $752,920
-----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt                                                                        $260,308       $261,116
Accounts payable and accrued expenses                                          6,120          8,376
Distributions payable                                                          5,700          3,176
Deferred rent revenue                                                          5,688             --
Minority interest in Partnership                                              53,748         54,249
-----------------------------------------------------------------------------------------------------
       Total liabilities                                                     331,564        326,917
-----------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred shares, $0.01 par value, 20,000,000 shares
     authorized, 4,630,000 shares issued and outstanding                     115,750        115,750
  Common shares, $0.01 par value, 100,000,000 shares
     authorized, 34,784,558 and 34,758,786 issued and
     outstanding, respectively                                                   348            348
  Additional paid-in capital                                                 367,671        367,596
  Unearned compensation                                                       (3,220)        (3,482)
  Distributions in excess of net earnings                                    (63,457)       (54,209)
-----------------------------------------------------------------------------------------------------
       Total shareholders' equity                                            417,092        426,003
-----------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                           $748,656       $752,920
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Income

(in thousands, except per share data)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   ---------------------------
                                                                      2002           2001
                                                                   (unaudited)   (unaudited)
----------------------------------------------------------------------------------------------

Revenue:
  Percentage Lease revenue                                            $ 16,292      $ 16,257
  Other revenue                                                            141           419
----------------------------------------------------------------------------------------------
       Total revenue                                                    16,433        16,676
----------------------------------------------------------------------------------------------

Expenses:
  Depreciation                                                           9,840        10,026
  Amortization of franchise costs                                           14            15
  Ground rent                                                              122           119
  Interest expense                                                       4,458         4,559
  Amortization of loan origination fees                                    305           222
  Property taxes and insurance                                           3,285         2,726
  General and administrative, excluding amortization of
       unearned compensation                                             1,081         1,192
  Other charges                                                            133           100
  Amortization of unearned compensation                                    337           340
----------------------------------------------------------------------------------------------
       Total expenses                                                   19,575        19,299
----------------------------------------------------------------------------------------------

Loss before minority interest                                           (3,142)       (2,623)
Minority interest, common                                                  239           238
Minority interest, preferred                                            (1,068)       (1,122)
----------------------------------------------------------------------------------------------
Net loss                                                                (3,971)       (3,507)
Preferred share dividends                                               (2,496)       (2,496)
----------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                             $(6,467)      $(6,003)
----------------------------------------------------------------------------------------------



Earnings (loss) per share data:
  Basic                                                                $ (0.19)      $ (0.18)
----------------------------------------------------------------------------------------------

  Diluted                                                              $ (0.19)      $ (0.18)
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows

(in thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        2002             2001
                                                                    (unaudited)      (unaudited)
--------------------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net loss                                                          $    (3,971)    $     (3,507)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
       Depreciation and amortization                                     10,496           10,603
       Minority interests                                                   829              884
       Deferred rent revenue                                              5,688           13,586
       Changes in operating assets and liabilities:
         Due from Lessees                                                   697           (1,956)
         Other assets                                                       259             (168)
         Accounts payable and accrued expenses                           (2,256)              93
--------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                         11,742           19,535
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:

  Investment in hotel properties                                         (9,503)         (15,371)
  Costs paid on sale of hotel                                              (178)              --
  Net withdrawals (deposits) into restricted cash accounts                2,958               (4)
--------------------------------------------------------------------------------------------------
       Net cash used by investing activities                             (6,723)         (15,375)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:

  Proceeds from debt issuance                                                --            7,000
  Payments on debt                                                         (808)          (3,783)
  Dividend reinvestment plan and shelf registration costs paid               --              (24)
  Distributions paid to unit holders                                     (1,081)          (1,581)
  Distributions paid to shareholders                                     (2,842)         (12,228)
  Redemption of units                                                      (160)          (3,597)
  Loan origination fees and costs paid                                     (245)            (174)
--------------------------------------------------------------------------------------------------
       Net cash used by financing activities                             (5,136)         (14,387)
--------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (117)         (10,227)
Cash and cash equivalents at beginning of period                          5,077           14,410
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $4,960           $4,183
--------------------------------------------------------------------------------------------------
Supplemental cash flow information:

  Interest paid                                                          $4,432           $4,255
--------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.
                                       3

Innkeepers USA Trust
Notes to Consolidated Financial Statements

1.       Organization

         Innkeepers USA Trust ("Innkeepers") is a self-administered real estate investment trust ("REIT"), which at March 31, 2002, owned 67 hotels with an aggregate of 8,131 rooms/suites (the "Hotels") through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the "Partnership" and collectively with Innkeepers, the "Company"). Innkeepers (through a wholly-owned subsidiary) owned 34,784,558 Common Units, or 96.47% of the total Common Units, and all of the Class A Preferred Units, of the Partnership at March 31, 2002. Third parties owned 1,274,263 Common Units, or 3.53% of the total Common Units, and all of the Class B Preferred Units, of the Partnership at March 31, 2002. The Hotels are comprised of 45 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites hotels, one Sunrise Suites hotel, one TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel and one Holiday Inn Express hotel. The Hotels are located in 23 states, with 11 hotels located in California, five each in Washington, Florida, and Michigan, and four each in Illinois and Texas.

         At March 31, 2002, the Company leases 61 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively the "IH Lessee") and six of the Hotels to affiliates of Wyndham International, Inc. (the "Summerfield Lessee" and, together with the IH Lessee, the "Lessees") pursuant to leases ("Percentage Leases"). The Percentage Leases provide for rent based on the room revenues of the Hotels, subject to a specified minimum annual base rent for each Hotel. An officer of the Company controls the IH Lessee. A trustee of the Company is a director of Wyndham International, Inc. the franchisor of the Summerfield Suites and Sunrise Suites hotels.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       Earnings per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2002 and 2001 (in thousands, except share and per share data):

                                                                                 2002           2001
         --------------------------------------------------------------------------------------------------

         Numerator:

           Net loss                                                        $    (3,971)      $    (3,507)
           Preferred share dividends                                            (2,496)           (2,496)
         --------------------------------------------------------------------------------------------------
           Net loss applicable to common shareholders                      $    (6,467)      $    (6,003)
         --------------------------------------------------------------------------------------------------
         Denominator:

           Denominator for basic earnings per share -- weighted
                  average shares                                             34,394,871        34,287,680
           Effect of dilutive securities:
                  Stock options                                                  30,562            94,723
                  Restricted shares                                              98,626            93,100
         --------------------------------------------------------------------------------------------------
           Denominator for diluted earnings per share -- adjusted
                  weighted average shares and assumed conversions            34,524,059        34,475,503
         --------------------------------------------------------------------------------------------------

         Earnings (loss) per share data:

           Basic                                                           $     (0.19)      $     (0.18)
         --------------------------------------------------------------------------------------------------
           Diluted                                                         $     (0.19)      $     (0.18)
         --------------------------------------------------------------------------------------------------

         The conversion of Common Units into common shares would have no effect on earnings per share. The Series A Preferred Shares, the Class B Preferred Units and most of the options granted are anti-dilutive and not included in the calculation of diluted earnings per share. Due to the losses incurred during the first quarters of 2002 and 2001, the denominator used for calculating diluted earnings (loss) per share is the same as the denominator for basic earnings (loss) per share.

3.       Commitments

         The Company is developing a 174-room Residence Inn by Marriott hotel in Saddle River, NJ. At March 31, 2002, the Company had invested approximately $11,935,000 in the proposed development, which includes the land cost of approximately $3,000,000. Construction commenced in June 2001 and the total cost of this project is currently estimated to be approximately $25 million. Completion of the project is anticipated in the third quarter of 2002. The development costs are expected to be funded by borrowings under the Company's Line of Credit. The IH Lessee is expected to lease and/or manage the hotel upon completion.

4.       Uncertainties

         In May 2000, the Company's former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company and certain IH Lessee entities. The suit alleges that he was wrongfully terminated in breach of his employment contract and also alleges various other related claims against the Company and the IH Lessee. The Company believes that the claims are without merit and is aggressively defending against all allegations. The Company believes that any claims that are not settled or otherwise disposed of will be tried in late-2002. The Company has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies. However, if the Company settled or lost the breach of employment contract claim, it would be obligated to pay up to approximately $1,250,000 in cash, and to vest restricted shares which would result in a non-cash charge of up to approximately $1,175,000. This estimate includes only the plaintiff's breach of contract claim, for which the Company does not anticipate any insurance coverage.

5.       Subsequent Event

         During the 2002 first quarter, the Company negotiated an amendment to the Line of Credit which allows the Company to comply with its financial covenants in 2002. This amendment re-set certain financial covenant thresholds for 2002 to levels that contemplate that the current difficult operating environment persists throughout the year. The amendment increased the allowable percentage of total debt to implied value from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points. If the operating environment in 2002 worsens substantially from the current trends and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings outstanding under the Line of Credit, locate financing for its hotel development in Saddle River, NJ, or significantly reduce its other planned capital expenditures.

Innkeepers Hospitality
Combined Balance Sheets
(in thousands, except share data)

                                                                         March 31,        December 31,
                                                                            2002              2001
                                                                        (unaudited)
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $       11,564    $       15,221
  Marketable securities                                                         3,540             3,102
  Accounts receivable, net                                                      5,274             3,920
  Prepaid expenses                                                                604               412
---------------------------------------------------------------------------------------------------------
       Total current assets                                                    20,982            22,655

Other assets                                                                      284               271
---------------------------------------------------------------------------------------------------------
       Total assets                                                    $       21,266    $       22,926
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $        4,559    $        4,330
  Accrued expenses                                                              4,171             4,292
  Payable to Manager                                                            2,498             2,269
  Due to Partnership                                                            8,775             9,852
---------------------------------------------------------------------------------------------------------
       Total current liabilities                                               20,003            20,743
Other long-term liabilities                                                       904               904
---------------------------------------------------------------------------------------------------------
       Total liabilities                                                       20,907            21,647
---------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Common shares,  $1 par value,  9,000 shares  authorized,  issued and
  outstanding                                                                       9                 9
  Additional paid-in capital                                                      890               890
  Unrealized gain (loss) on marketable securities                                  97              (341)
  Shareholder note receivable                                                    (772)               --
  Retained earnings                                                               135               721
----------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                 359             1,279
----------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                       $      21,266     $      22,926
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
(in thousands)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                      ------------------------------------
                                                                           2002                 2001
                                                                       (unaudited)          (unaudited)
----------------------------------------------------------------------------------------------------------
Gross operating revenue:
  Rooms                                                               $       42,780        $     54,279
  Food and beverage                                                               69                  74
  Telephone                                                                      928               1,261
  Other                                                                          847                 975
----------------------------------------------------------------------------------------------------------
     Gross operating revenue                                                  44,624              56,589

Departmental expenses:
  Rooms                                                                        9,421              10,570
  Food and beverage                                                               80                  78
  Telephone                                                                      392                 447
  Other                                                                          373                 457
----------------------------------------------------------------------------------------------------------
     Total departmental profit                                                34,358              45,037
----------------------------------------------------------------------------------------------------------

Unallocated operating expenses:
  General and administrative                                                   3,436               4,320
  Franchise and marketing fees                                                 2,818               3,459
  Advertising and promotions                                                   2,476               2,824
  Utilities                                                                    2,178               2,535
  Repairs and maintenance                                                      2,169               2,379
  Management fees                                                                584               1,000
----------------------------------------------------------------------------------------------------------
     Total unallocated operating expenses                                     13,661              16,517
----------------------------------------------------------------------------------------------------------

     Gross profit                                                             20,697              28,520

Insurance                                                                       (355)               (162)
Lessee overhead                                                               (1,351)             (1,337)
Percentage lease expense                                                     (19,577)            (26,294)
----------------------------------------------------------------------------------------------------------

Net income (loss)                                                               (586)                727

Other comprehensive income - unrealized gains
        on marketable securities                                                 438                  37
----------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                                  $  (148)             $  764
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
(in thousands)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                       2002             2001
                                                                   (unaudited)      (unaudited)
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                               $        (586)   $       727
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                            10             10
     Changes in operating assets and liabilities:
       Accounts receivable                                               (1,354)           224
       Prepaid expenses                                                    (192)          (334)
       Accounts payable                                                     229          1,481
       Accrued expenses                                                    (121)          (619)
       Payable to Manager                                                   229            276
       Due to Partnership                                                (1,077)           114
------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                    (2,862)         1,879
------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of equipment                                                     (23)           (31)
------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                  (23)           (31)
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Advances to shareholder                                                  (772)            --
------------------------------------------------------------------------------------------------
     Net cash used by financing activities                                 (772)            --
------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash and cash equivalents                   (3,657)         1,848

  Cash and cash equivalents at beginning of period                       15,221         16,134
------------------------------------------------------------------------------------------------

  Cash and cash equivalents at end of period                      $      11,564    $    17,982
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements

1.       Organization

         Innkeepers Hospitality, Inc. and other entities under common control (collectively "IH" or the "IH Lessee") are either majority (80%) or wholly-owned by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by the Company. Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company. The IH Lessee leased 61 hotels (the "IH Leased Hotels") from the Company at March 31, 2002.

         The IH Lessee operates 44 of the IH Leased Hotels and wholly-owned subsidiaries of Marriott International, Inc. ("Marriott") operate 17 of the IH Leased Hotels.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.       Summary of Significant Accounting Policies

         The IH Lessee recognizes Percentage Lease expense prior to the achievement of the annual Thresholds in the Percentage Lease agreements when it is probable that the Thresholds will be exceeded for the full year. This generally results in the recognition of Percentage Lease expense in an amount equal to the payments due under the Percentage Lease agreements.

3.       Uncertainties

         In May 2000, the IH Lessee's former President (who is a minority shareholder in certain of the IH Lessee entities and who was an officer of the Company) filed suit against the Company and certain IH Lessee entities. The suit alleges that he was wrongfully terminated in breach of his employment contract and also alleges various other related claims against the Company and the IH Lessee. The IH Lessee believes that the claims are without merit and is aggressively defending against all allegations. The IH Lessee believes that any claims that are not settled or otherwise disposed of will be tried in late-2002. The IH Lessee has not recorded any loss provision relative to damages sought by the former executive other than the legal costs of defense not covered by insurance policies.

         In September 2001, the IH Lessee terminated its former Vice President of Operations and, in November 2001, the former officer filed for arbitration claiming a breach of his employment agreement. Arbitration in this matter has been heard and the IH Lessee anticipates a ruling in mid-May. The IH Lessee believes that it did not breach the employment agreement, is defending this claim aggressively, and, therefore, has not recorded any loss provision relative to damages for this claim.

         If the IH Lessee settled or lost both of the breach of employment contract claims, the IH Lessee could be obligated to pay up to approximately $1,250,000 in cash, for which the IH Lessee does not anticipate any insurance coverage. This estimate includes only the plaintiffs' breach of contract claims.

                              INNKEEPERS USA TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2001. An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC. A discussion of "Risk Factors" is included in the Annual Report on Form 10-K.

         The following chart sets forth certain information with respect to the Hotels at March 31, 2002:

Franchise Affiliation                                                     Number of          Number of
                                                                            Hotels         Rooms/Suites
---------------------------------------------------------------------------------------------------------
Upscale Extended-Stay

         Residence Inn by Marriott                                            45               5,315
         Summerfield Suites                                                    6                 759
         Sunrise Suites                                                        1                  96
---------------------------------------------------------------------------------------------------------
                                                                              52               6,170
---------------------------------------------------------------------------------------------------------
Mid-Priced

         Hampton Inn                                                          12               1,526
         Courtyard by Marriott                                                 1                 136
         TownePlace Suites by Marriott                                         1                  95
         Holiday Inn Express                                                   1                 204
---------------------------------------------------------------------------------------------------------
                                                                              15               1,961
---------------------------------------------------------------------------------------------------------
                                                                              67               8,131
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

         Occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for 66 of the Hotels are presented in the following table. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

                                                           Three Months ended        Percentage
                                                                March 31,             increase
                                                     -------------------------------
                                                          2002            2001      (decrease)
-------------------------------------------------------------------------------------------------
The Hotels (1)
     Occupancy                                              68.4%         74.3%            (8.0)
     ADR                                                   $96.46       $114.20           (15.5)
     RevPAR                                                $65.96        $84.90           (22.3)

Upscale, extended-stay hotels (2)
     Occupancy                                              71.5%         76.9%            (7.0)
     ADR                                                   $98.22       $118.91           (17.4)
     RevPAR                                                $70.20        $91.40           (23.2)

Mid-priced hotels (3)
     Occupancy                                              57.2%         65.8%           (13.0)
     ADR                                                   $91.37        $98.28            (7.0)
     RevPAR                                                $52.28        $64.66           (19.1)
-------------------------------------------------------------------------------------------------

(1)  67 hotels
(2)  52 hotels
(3)  14 hotels

Results of Operations

Deferred Recognition of Percentage Lease Revenue under SAB 101

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company reviewed the terms of its Percentage Leases and determined that the provisions of SAB 101 apply to the Company's revenue recognition on an interim basis, but have no impact on the Company's annual Percentage Lease revenue recognition or its receipt of interim payments under the Percentage Leases from its Lessees. The Company's quarterly distributions are based on Percentage Rent collected or due from the Lessees.

         The effect of the application of SAB 101 on the financial statements for the three months ended March 31, 2002 and 2001 was to defer the recognition of Percentage Lease revenue of $5,688,000 and $13,586,000. At March 31, 2002 and 2001, "Deferred rent revenue" of $5,688,000 and $13,586,000, respectively, represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2002 or 2001, as appropriate.

         For comparability purposes only, assuming that the amount included in "Deferred rent revenue" at March 31, 2002 and 2001 were recognized at those dates, the Company would have had Percentage Lease revenue of $21,980,000 for the three months ended March 31, 2002 compared with $29,843,000 for the three months ended March 31, 2001.

Comparison of the Three Months Ended March 31, 2002 ("2002") to the Three Months Ended March 31, 2001 ("2001")

         The increase in Percentage Lease revenue for 2002 from 2001 is due to the increase in base rent as of January 1, 2002. Generally on January 1 of each year, the base rent for each hotel increases based on the change in the consumer price index for the previous year.

         Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation ("Depreciation and Amortization") were $10,496,000 in the aggregate for 2002 compared with $10,603,000 for 2001. The decrease in Depreciation and Amortization was primarily due to certain assets being fully-depreciated in 2001, partially offset by the depreciation of renovations completed during 2001.

         Interest expense for 2002 was $4,458,000 compared with $4,559,000 for 2001. This decrease is due primarily to principal reductions on the Company's amortizing debt and decreases in the interest rates on the Company's variable rate debt.

         Real estate and personal property taxes and property insurance increased by $559,000, or approximately 21%, in 2002 compared with 2001. This increase was due primarily to a $408,000 increase in insurance premiums and the receipt of certain real estate tax refunds in 2001 which were not present in 2002.

         General and administrative expenses remained relatively constant in 2002 compared with 2001 and decreased as a percentage of total revenue to 6.6% in 2002 from 7.1% in 2001.

         Other charges were $133,000 in 2002 and $100,000 in 2001. In 2002 and
2001, the Company accrued $91,000 and $100,000, respectively, for legal costs related to the litigation with the Company's former Chief Operating Officer. In 2002, the Company accrued $42,000 in costs for legal services rendered to a special committee the Company's Board of Trustees which is considering the Company's alternatives under the REIT Modernization Act.

         Net loss applicable to common shareholders for 2002 was $(6,467,000), or $(0.19) per diluted share, compared with $(6,003,000), or $(0.18) per diluted share, for 2001. This change is due primarily to the factors discussed previously.

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

Cash Flow Analysis

         Cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 2002 and 2001 were $21,140,000 and $22,854,000, including approximately $5,596,000 and $7,230,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included approximately $10,584,000 and $11,441,000 at March 31, 2002 and 2001, respectively, that is held in escrow to pay for insurance, taxes, and capital expenditures for certain Hotels. The decrease in cash balances is due primarily to the completion of certain renovation projects and the decrease in cash flow attributable to the decrease in Percentage Lease revenue in 2002.

         Net cash provided by operating activities for the three months ended March 31, 2002 and 2001 was $11,742,000 and $19,535,000, respectively. The
$7,793,000 decrease is primarily due to the $7,900,000 reduction in amounts paid or payable under the Percentage leases for the first quarter of 2002 versus the first quarter of 2001.

         Net cash used in investing activities was $6,723,000 for the three months ended March 31, 2002. This was comprised primarily of (a) renovations at certain hotels of approximately $6,566,000 and (b) development costs on the Company's project in Saddle River, NJ of approximately $2,937,000, which was partially offset by withdrawals of $2,958,000 in cash from certain restricted cash accounts for renovations completed during the quarter.

         Net cash used in investing activities was $15,375,000 for the three months ended March 31, 2001. This was comprised primarily of (a) renovations at certain hotels of approximately $9,779,000, (b) development costs on the Company's project in Tyson's Corner, VA of approximately $1,496,000 and (c) costs on the Company's anticipated hotel development in Saddle River, NJ of approximately $4,091,000.

         Net cash used by financing activities was $5,136,000 for the three months ended March 31, 2002, consisting primarily of (a) distributions paid of approximately $3,923,000, (b) the redemption of 15,894 Common Units in the Partnership for approximately $160,000, (c) loan costs paid of $245,000 and (d) principal payments on amortizing debt of approximately $808,000.

         Net cash used by financing activities was $14,387,000 for the three months ended March 31, 2001, consisting primarily of (a) distributions paid of approximately $13,809,000, (b) the redemption of 178,860 Preferred Units and 125,249 Common Units in the Partnership for approximately $3,597,000 and (c) principal payments on amortizing debt of approximately $783,000, which was partially offset by net borrowings under the Line of Credit of approximately $4,000,000.

Distributions/Dividends

         The Company has paid regular distributions on its common shares and Common Units, and the 2002 first quarter distribution was $0.08 per share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit and the 2002 first quarter distribution was $0.275. Each Class B Preferred Unit may be converted into one Common Unit at the election of the holder. Each Series A Preferred Share is entitled to annual dividends equal to the greater of (i) $2.15624 ($0.53906 payable quarterly) or
(ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The timing and amount of any future dividends will be determined by the Company's Board of Trustees based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

         In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company's operations are insufficient to fund such needs. The Company's Declaration of Trust limits aggregate indebtedness to 50% of the Company's investment in hotel properties, at cost, after giving effect to the Company's use of proceeds from any indebtedness. The Company has bank funding commitments available under the Line of Credit of approximately $104,000,000 at March 31, 2002. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. At March 31, 2002, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended. During the first quarter, the Company negotiated an amendment to the Line of Credit which allows the Company to comply with its financial covenants in 2002. This amendment re-set certain financial covenant thresholds for 2002 to levels that contemplate that the current difficult operating environment persists throughout the year. The amendment increased the allowable percentage of total debt to implied value from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points. If the operating environment in 2002 worsens substantially from the current trends and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings outstanding under the Line of Credit, locate financing for its hotel development in Saddle River, NJ, or significantly reduce its other planned capital expenditures.

         The following table summarizes certain information concerning the Company's debt at March 31, 2002 and 2001:

                                                                           2002             2001
----------------------------------------------------------------------------------------------------
Investment in hotels, at cost                                          $875,385,000     $852,789,000
Debt                                                                    260,308,000      249,402,000
Percentage of debt to investment in hotels, at cost                            29.7%            29.3%
Percentage of fixed rate debt to total debt                                    88.1%            94.4%
Weighted average implied interest rates on:
     Fixed rate debt                                                           7.54%            7.51%
     Variable rate debt                                                        2.97%            4.46%
     Total debt                                                                7.00%            7.34%
Number of hotels properties:
     Encumbered                                                                  39               40
     Unencumbered                                                                28               27
Debt Service Coverage Ratios

     Interest   coverage  ratio  (EBITDA   divided  by  interest
     expense)                                                                   4.5x             6.2x
     Fixed  charge  coverage  ratio  (EBITDA  divided  by  fixed
     charges)                                                                   2.1x             2.7x
     Total debt to EBITDA                                                       3.1x             2.2x

         The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization and a furniture and equipment replacement reserve calculated at 4% of room revenue at the Hotels. The Company includes rent deferred under SAB 101 in its calculation of EBITDA.

         The Line of Credit bears interest based on the LIBOR rate and increases or decreases in the LIBOR rate will increase or decrease the Company's cost of borrowings outstanding under the Line of Credit. Based on the borrowings outstanding under the Line of Credit at March 31, 2002 of $21,000,000, a 100 basis point increase in the LIBOR rate would increase annual interest charges $210,000.

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

Seasonality of Hotel Business

         The hotel industry is seasonal in nature. Historically, the Hotels' operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may fund quarterly distributions with available cash or borrowings under the Line of Credit.

Inflation

         Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, generally possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation. Inflation has been modest in the past few years, however, there can be no assurance that these modest inflation levels will not increase in future years or that the Company will not continue to be constrained from raising room rates.

Fund From Operations

         Funds From Operations ("FFO") is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income (loss) before minority interest, including any income or loss from discontinued operations, (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and extraordinary items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company has also included an adjustment for percentage rent deferred under SAB 101. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

         The following presents the Company's calculations of FFO and the denominator for FFO per share for the three months ended March 31, 2002 and 2001 (in thousands, except share data):

                                                                         2002              2001
------------------------------------------------------------------------------------------------

Net loss applicable to
     common shareholders                                           $    (6,467)    $    (6,003)
Minority interest, common                                                 (239)           (238)
Minority interest, preferred                                             1,068           1,122
Depreciation                                                             9,840          10,026
Preferred share dividends                                                2,496           2,496
Deferred rent revenue                                                    5,688          13,586
------------------------------------------------------------------------------------------------
FFO                                                                $    12,386     $    20,989
------------------------------------------------------------------------------------------------

Denominator for diluted
     earnings per share                                             34,524,059      34,475,503
Weighted average
     Common Units                                                    1,283,446       1,376,874
     Preferred Units                                                 3,884,469       3,944,089
     Convertible preferred shares                                    6,857,493       6,857,493
------------------------------------------------------------------------------------------------
Denominator for FFO per share                                       46,549,467      46,653,959
------------------------------------------------------------------------------------------------

Forward-Looking Statements

         This report contains "forward-looking statements" within the meaning of Federal Securities Laws including, without limitation, statements containing the words "estimates," "projects," "anticipates", "expects" and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments or such forward-looking statements.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 145 changes reporting of gains and losses from the extinguishment of debt and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement related to the reporting of gains and losses from debt extinguishment shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. We do not have any gains on extinguishment of debt during the three months ended March 31, 2002 or 2001.

                              INNKEEPERS USA TRUST
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. At March 31, 2002, the Company had total outstanding indebtedness of approximately $260,308,000. The Company's interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 88.1% of the Company's outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.54% at March 31, 2002. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding at March 31, 2002, the table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

                                                                                                             Fair
                                2002       2003       2004       2005       2006    Thereafter    Total      Value
-------------------------- -- ---------- ---------- ---------- ---------- --------- ----------- ---------- ----------
Debt:
  Fixed Rate                  $ 2,658    $ 4,563    $ 4,890    $ 5,891    $ 6,408   $204,898    $229,308    $229,308
     Average Interest Rate       7.64%      7.56%      7.57%      7.59%      7.59%      7.54%       7.54%          -
  Variable Rate                     -          -    $21,000          -          -   $ 10,000    $ 31,000    $ 31,000
     Average Interest Rate          -          -       3.74%         -          -       1.35%       2.97%          -

         The table incorporates only those exposures that existed as of March 31, 2002 and does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                              INNKEEPERS USA TRUST
                           PART II - OTHER INFORMATION

No matters are required to be reported under Part II for the period covered by this Quarterly Report on Form 10-Q.

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

                                INNKEEPERS USA TRUST



                                /s/ Gregory M. Fay
                                --------------------------------------------

May 8, 2002                     Gregory M. Fay
------------------              Chief Accounting and Administrative Officer and
                                Principal Accounting Officer