Form 10-Q
period 2002-06-30
INNKEEPERS USA TRUST/FL
filed 2002-08-14
CIK 926866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 0-24568

INNKEEPERS USA TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	65-0503831 (I.R.S. Employer Identification Number)

306 Royal Poinciana Way Palm Beach, Florida 33480 (Address of principal executive offices)	Telephone (561) 835-1800 (Registrant’s telephone number including area code)

N/A
(former name)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The number of the Registrant’s common shares of beneficial interest, $.01 par value, outstanding on August 1, 2002 was 37,384,558.

INNKEEPERS USA TRUST

SIGNATURE	23

i

INNKEEPERS USA TRUST
PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2002 (unaudited)	December 31, 2001

ASSETS
Investment in hotel properties:
Land and improvements	$100,156	$100,076
Buildings and improvements	653,628	652,899
Furniture and equipment	104,248	103,668
Renovations in process	9,453	241
Hotels under development	17,701	8,998

	885,186	865,882
Accumulated depreciation	(173,636)	(154,574)

Net investment in hotel properties	711,550	711,308

Cash and cash equivalents	7,817	5,077
Restricted cash and restricted cash equivalents	15,691	19,138
Due from Lessees	11,380	10,264
Deferred expenses, net	4,403	4,546
Other assets	1,894	2,587

Total assets	$752,735	$752,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$238,521	$261,116
Accounts payable and accrued expenses	7,565	8,376
Distributions payable	5,908	3,176
Deferred rent revenue	12,922	—
Minority interest in Partnership	53,391	54,249

Total liabilities	318,307	326,917

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 4,630,000 shares issued and outstanding	115,750	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,384,558 and 34,774,156 issued and outstanding, respectively	374	348
Additional paid-in capital	392,683	367,596
Unearned compensation	(2,884)	(3,482)
Distributions in excess of net earnings	(71,495)	(54,209)

Total shareholders’ equity	434,428	426,003

Total liabilities and shareholders’ equity	$752,735	$752,920

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30,				Six Months Ended June 30,

	2002 (unaudited)		2001 (unaudited)		2002 (unaudited)	2001 (unaudited)

Revenue:
Percentage Lease revenue		$16,909		$18,500	$33,201	$34,757
Other revenue		130		462	271	881

Total revenue		17,039		18,962	33,472	35,638

Expenses:
Depreciation		9,222		9,985	19,062	20,011
Amortization of franchise costs		14		15	28	30
Ground rent		122		120	244	239
Interest expense		4,355		4,766	8,813	9,325
Amortization of loan origination fees		303		225	608	447
Property taxes and insurance		3,119		2,640	6,404	5,366
General and administrative, excluding amortization of unearned compensation		965		871	2,046	2,063
Amortization of unearned compensation		336		338	673	678
Other charges		263		—	396	100

Total expenses		18,699		18,960	38,274	38,259

Income (loss) before minority interest		(1,660)		2	(4,802)	(2,621)
Minority interest, common		179		130	418	368
Minority interest, preferred		(1,068)		(1,121)	(2,136)	(2,243)

Net loss		(2,549)		(989)	(6,520)	(4,496)
Preferred share dividends		(2,496)		(2,496)	(4,992)	(4,992)

Net loss applicable to common shareholders	$	(5,045)	$	(3,485)	$(11,512)	(9,488)

Earnings (loss) per share data:
Basic		$(0.14)		$(0.10)	$(0.33)	$(0.28)

Diluted		$(0.14)		$(0.10)	$(0.33)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,

	2002 (unaudited)		2001 (unaudited)

Cash flows from operating activities:
Net loss	$	(6,520)	$	(4,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		20,371		21,166
Minority interests		1,718		1,875
Deferred rent revenue		12,922		24,206
Changes in operating assets and liabilities:
Due from Lessees		(1,116)		(2,511)
Other assets		693		66
Accounts payable and accrued expenses		(811)		215

Net cash provided by operating activities		27,257		40,521

Cash flows from investing activities:
Investment in hotel properties		(19,304)		(20,235)
Costs paid on sale of hotel		(247)		—
Net withdrawals (deposits) into restricted cash accounts		3,447		(75)

Net cash used by investing activities		(16,104)		(20,310)

Cash flows from financing activities:
Proceeds from debt issuance		4,000		14,000
Payments on debt		(26,595)		(4,543)
Dividend reinvestment plan and shelf registration costs paid		—		(24)
Distributions paid to unit holders		(2,251)		(3,102)
Distributions paid to shareholders		(8,123)		(25,152)
Redemption of units		(236)		(3,865)
Proceeds from issuance of common shares		25,038		—
Loan origination fees and costs paid		(246)		(210)

Net cash used by financing activities		(8,413)		(22,896)

Net increase (decrease) in cash and cash equivalents		2,740		(2,685)
Cash and cash equivalents at beginning of period		5,077		14,410

Cash and cash equivalents at end of period		$7,817		$11,725

Supplemental cash flow information:
Interest paid		$8,887		$8,911

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Notes to Consolidated Financial Statements

1.     Organization

            Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”) which, at June 30, 2002, owned 67 hotels with an aggregate of 8,131 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”). Innkeepers (through a wholly-owned subsidiary) owned 37,384,558 Common Units, or 96.72% of the total Common Units, and all of the Class A Preferred Units, of the Partnership at June 30, 2002. Third parties owned 1,267,248 Common Units, or 3.28% of the total Common Units, and all of the Class B Preferred Units, of the Partnership at June 30, 2002. The Hotels are comprised of 45 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, six Summerfield Suites by Wyndham hotels, one Sunrise Suites hotel, o ne TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel and one Holiday Inn Express hotel. The Hotels are located in 23 states, with 11 hotels located in California, five each in Washington, Florida, and Michigan, and four each in Illinois and Texas.

            At June 30, 2002, the Company leased 61 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively, the “IH Lessee”) and six of the Hotels to affiliates of Wyndham International, Inc. (the “Summerfield Lessee” and, together with the IH Lessee, the “Lessees”) pursuant to leases (“Percentage Leases”). The Percentage Leases provide for rent based on the room revenues of the Hotels, subject to a specified minimum annual base rent for each Hotel. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Lessee. Rolf E. Ruhfus, a trustee of the Company, is a director of Wyndham International, Inc., which is the franchisor and/or operator of the Summerfield Suites and Sunrise Suites hotels.

            These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We strongly encourage you to read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “10-K”). Our annual report (which includes the 10-K) is posted on our website at www.innkeepersusa.com and the 10-K may be found at the SEC’s EDGAR website at www.sec.gov. The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair pre sentation have been included. Readers should be aware that the results of any interim period are not necessarily indicative of results for the full year.

2.     Earnings per Share

            The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and 2001 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Numerator:
Net loss	$(2,549)	$(989)	$(6,520)	$(4,496)
Preferred share dividends	(2,496)	(2,496)	(4,992)	(4,992)

Net loss applicable to common shareholders	$(5,045)	$(3,485)	$(11,512)	$(9,488)

Denominator:
Denominator for basic earnings per share –weighted average shares	35,109,490	34,288,716	34,754,154	34,288,198
Effect of dilutive securities:
Share options	35,317	77,434	32,940	86,079
Restricted shares	127,613	112,503	113,120	102,802

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	35,272,420	34,478,653	34,900,214	34,477,079

Earnings (loss) per share data:
Basic	$(0.14)	$(0.10)	$(0.33)	$(0.28)

Diluted	$(0.14)	$(0.10)	$(0.33)	$(0.28)

            The conversion of Common Units into common shares would have no effect on loss per share. The Series A Preferred Shares, the Class B Preferred Units and most of the options granted by the Company to trustees and employees are anti-dilutive (i.e., assuming that they were converted would reduce the loss per share) and, therefore, are not included in the calculation of diluted earnings per share. Due to the losses incurred during the first and second quarters of 2002 and 2001, the denominator used for calculating diluted earnings (loss) per share is the same as the denominator for basic earnings (loss) per share.

3.     Commitments

            The Company is developing a 174-room Residence Inn by Marriott hotel in Saddle River, NJ. At June 30, 2002, the Company had invested approximately $17,701,000 in the proposed development, which includes the land cost of approximately $3,000,000. Construction commenced in June 2001 and the total cost of this project is currently estimated to be $25 million. Completion of the project is anticipated in the third quarter of 2002. The development costs are expected to be funded by borrowings under the Company’s $135 million unsecured line of credit (“Line of Credit”) or available cash. The IH Lessee is expected to lease and/or manage the hotel upon completion.

            For the six months ended June 30, 2002, the Company capitalized interest of $468,000 related to the development of this hotel. No interest was capitalized in the six months ended June 30, 2001.

4.     Related Party Transactions

            At December 31, 2001, in connection with the Company’s sale of its Summerfield Suites by Wyndham hotel located in West Hollywood, CA, the Company accrued a $225,000 lease termination payment to be paid to the IH Lessee upon closing of the sale. The Company is currently in discussions with the IH Lessee to determine whether any payment will be required as a result of the sale. At June 30, 2002, the Company has not adjusted its loss accrual for this potential reduction in the lease termination payment.

            As a result of renovations made in January and February 2002 at the Company’s Holiday Inn Express – Lexington, MA hotel which required that a substantial number of rooms be taken out of service, the Company agreed to compensate the IH Lessee for the significant loss of room nights by foregoing January and February 2002 base rents in the aggregate of $95,000 and paying $39,000 to offset a portion of the IH Lessee’s operating deficit for the hotel during that time period.

5.     Uncertainties

            In May 2000, the Company’s former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, certain IH Lessee entities and Mr. Fisher. The remaining claims in the suit allege that he was wrongfully terminated by the Company in breach of his employment contract with the Company, that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, and that Mr. Fisher breached certain fiduciary duties as a director and majority shareholder of certain of the IH Lessee entities. Several other claims brought against these and other former defendants have been summarily dismissed or settled for nominal amounts ($100). The Company, along with the IH Lessee and Mr. Fisher, is aggressively defending the remaining claim against it in the suit. The Company believes that if the suit is not settled or otherwise disposed of, it will be tried in a jury trial in late 2002. The Company has not recorded any loss provision relative to damages sought by the former executive other than an estimate of the legal costs of defense not expected to be covered by insurance policies.

            If the Company settled or lost the breach of employment contract claim, we estimate that we would be obligated to pay up to approximately $1,250,000 in cash, and to vest restricted shares which would result in a non-cash charge of up to approximately $1,175,000. This estimate includes only possible direct damages under the plaintiff’s breach of contract claim, for which the Company does not anticipate any insurance coverage, and includes no loss provision for related attorneys’ fees or other costs that may be recoverable by the plaintiff or pre-judgment interest on any judgment entered against the Company.

6.     Recent Developments

            During the first quarter of 2002, the Company negotiated an amendment to the Line of Credit that allows the Company to comply with its financial covenants in 2002. This amendment reset certain financial covenant thresholds for 2002 to levels that contemplate that the current difficult operating environment persists throughout the year, which included increasing the allowable percentage of total debt to implied value from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points. At June 30, 2002, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the operating environment in 2002 worsens substantially from the current trends and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, locate financing to complete its hotel development in Saddle River, NJ, and/or significantly reduce its other planned capital expenditures. On January 1, 2003 the Line of Credit covenants reset to the original covenants contained in the loan agreement prior to the amendment. However, the Company expects to negotiate amendments to the original covenants as necessary to allow the Company to comply with the covenants, as they may be further amended, in 2003.

            During the second quarter of 2002, the Company completed the sale of 2,600,000 common shares in an underwritten public offering. The gross and net proceeds (before other expenses estimated to be $100,000) of the offering were $26,338,000 and $25,038,000, respectively. The net proceeds of the offering were used to repay borrowings outstanding under the Line of Credit.

            In July 2002, the Company completed the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA for $12,800,000. The net proceeds from the sale were used for general working capital purposes. The Company does not expect to recognize a loss on the sale of this hotel for financial reporting purposes other than the $250,000 loss recognized in the fourth quarter of 2001 when the sale contract was finalized.

            On June 28, the Financial Accounting Standards Board voted in favor of issuing Statement of Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS No. 146 on our results of operations and financial position.

Innkeepers Hospitality
Combined Balance Sheets
(in thousands, except share data)

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,550	$15,221
Marketable securities	3,071	3,102
Accounts receivable, net	6,477	3,920
Prepaid expenses	558	412

Total current assets	23,656	22,655

Other assets	288	271

Total assets	$23,944	$22,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,862	$4,330
Accrued expenses	4,673	4,292
Payable to Manager	2,530	2,269
Due to Partnership	10,500	9,852

Total current liabilities	22,565	20,743
Other long-term liabilities	904	904

Total liabilities	23,469	21,647

Shareholders’ equity:
Common shares, $1 par value, 9,000 shares authorized, issued and outstanding	9	9
Additional paid-in capital	890	890
Unrealized loss on marketable securities	(372)	(341)
Shareholder note receivable	(791)	—
Retained earnings	739	721

Total shareholders’ equity	475	1,279

Total liabilities and shareholders’ equity	$23,944	$22,926

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross operating revenue:
Rooms	$48,210	$53,538	$90,990	$107,817
Food and beverage	62	64	131	138
Telephone	879	1,193	1,807	2,454
Other	939	1,168	1,786	2,143

Gross operating revenue	50,090	55,963	94,714	112,552

Departmental expenses:
Rooms	10,456	10,515	19,877	21,085
Food and beverage	66	69	146	147
Telephone	448	507	840	954
Other	403	398	776	855

Total departmental profit	38,717	44,474	73,075	89,511

Unallocated operating expenses:
General and administrative	3,953	4,061	7,389	8,381
Franchise and marketing fees	3,132	3,497	5,950	6,956
Advertising and promotions	2,600	2,628	5,076	5,452
Utilities	1,847	1,816	4,025	4,351
Repairs and maintenance	2,366	2,346	4,535	4,725
Management fees	815	969	1,399	1,969

Total unallocated operating expenses	14,713	15,317	28,374	31,834

Gross profit	24,004	29,157	44,701	57,677

Insurance	(381)	(377)	(736)	(539)
Lessee overhead	(1,285)	(1,007)	(2,636)	(2,344)
Percentage lease expense	(21,734)	(25,668)	(41,311)	(51,962)

Net income	604	2,105	18	2,832
Other comprehensive income - unrealized gain (loss) on marketable securities	(469)	293	(31)	330

Comprehensive income (loss)	$135	$2,398	$ (13)	$3,162

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,

	2002 (unaudited)	2001 (unaudited)

Cash flows from operating activities:
Net income	$18	$2,832
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	20	25
Changes in operating assets and liabilities:
Accounts receivable	(2,557)	(568)
Prepaid expenses	(146)	(278)
Accounts payable	532	976
Accrued expenses	381	258
Payable to Manager	261	(944)
Due to Partnership	648	723

Net cash provided (used) by operating activities	(843)	3,024

Cash flows from investing activities:
Repayment of advances from Partnership	—	(77)
Purchase of property and equipment	(37)	(122)

Net cash used by investing activities	(37)	(199)

Cash flows from financing activities:
Distributions paid	—	—
Advances to shareholder	(791)	(1,270)
Issuance of common shares	—	10

Net cash used by financing activities	(791)	(1,260)

Net increase (decrease) in cash and cash equivalents	(1,671)	1,565

Cash and cash equivalents at beginning of period	15,221	16,134

Cash and cash equivalents at end of period	$13,550	$17,699

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements

1.     Organization

            Innkeepers Hospitality, Inc. and other entities under common control (collectively, “IH” or the “IH Lessee”) are either majority (80%) or wholly-owned by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust (the “Company”). Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company. The IH Lessee leased 61 hotels (the “IH Leased Hotels”) from the Company at June 30, 2002.

            The IH Lessee operates 44 of the IH Leased Hotels and wholly owned subsidiaries of Marriott International, Inc. (“Marriott”) operate 17 of the IH Leased Hotels.

            These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We strongly encourage you to read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “10-K”). The Company’s 2001 annual report (which includes the 10-K) is posted on the Company’s website, at www.innkeepersusa.com, and the 10-K may be found at the SEC’s EDGAR website at www.sec.gov. The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals , considered necessary for a fair presentation have been included. Readers should be aware that the results of any interim period are not necessarily indicative of results for the full year.

2.     Summary of Significant Accounting Policies

            Each IH Leased Hotel is leased by the Company to the IH Lessee under a percentage lease agreement (“Percentage Lease”). The Percentage Lease for each IH Leased Hotel provides for minimum base rent (“Base Rent”) and percentage rent (“Percentage Rent”) based on fixed percentages of annual room revenues below and in excess of certain annual specified levels (“Thresholds”). Base Rent is paid monthly and Percentage Rent is paid no later than 25 days after the end of each calendar quarter.

            The IH Lessee currently estimates that 12 of the IH Leased Hotels will pay only the minimum Base Rent in 2002. The remaining IH Leased Hotels will pay Percentage Rent that is in excess of the minimum Base Rent.

            The IH Lessee recognizes Percentage Lease expense for a hotel prior to the achievement of the annual Threshold when it is probable that the Threshold will be exceeded for the full year. This generally results in the recognition of Percentage Lease expense in an amount equal to the payments due under the Percentage Leases.

3.     Uncertainties

            In May 2000, the IH Lessee’s former President (who is a minority shareholder in certain of the IH Lessee entities and who also formerly was an officer of the Company) filed suit against the Company, certain IH Lessee entities and Mr. Fisher. The remaining claims in the suit allege that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, that he was wrongfully terminated by the Company in breach of his employment contract with the Company, and that Mr. Fisher breached certain fiduciary duties as a director and majority shareholder of certain of the IH Lessee entities. Several other claims brought against these and other former defendants have been summarily dismissed or settled for nominal amounts ($100). The IH Lessee, along with the Company and Mr. Fisher, is aggressively defending the remaining claim against it in the suit. The IH Lessee believes that if the suit is not settled or otherwise disposed of, it will be tried in a jury trial in late 2002. The IH Lessee has not recorded any loss provision relative to damages sought by the former executive other than an estimate of the legal costs of defense not expected to be covered by insurance policies.

            If the IH Lessee settled or lost the above breach of employment contract claim, the IH Lessee estimates that it could be obligated to pay up to approximately $500,000 in cash. This estimate includes only possible direct damages under the plaintiff’s breach of contract claim, for which the IH Lessee does not anticipate any insurance coverage, and includes no loss provision for related attorneys’ fees or other costs that may be recoverable by the plaintiff or pre-judgment interest on any judgment entered against the IH Lessee.

4.     Resolution of Litigation with Former Vice President of Operations

            In September 2001, the IH Lessee terminated its former Vice President of Operations and, in November 2001, this former officer filed for arbitration claiming a breach of his employment agreement. The arbitrator awarded the former Vice President of Operations approximately $250,000 plus certain attorneys’ fees and costs incurred by the plaintiff. The IH Lessee has recorded an expense for this award. The IH Lessee is disputing certain amounts awarded to this former officer. To the extent that disputes are resolved in the IH Lessee’s favor, the previously recorded expense will be reversed and recorded as income in subsequent reporting periods.

INNKEEPERS USA TRUST
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2001 (the “10-K”). An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the 10-K. The Company’s 2001 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

            The following chart sets forth certain information with respect to the Hotels at June 30, 2002:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites

Upscale Extended-Stay
Residence Inn by Marriott	45	5,315
Summerfield Suites by Wyndhamr	6	759
Sunrise Suites	1	96

	52	6,170

Mid-Priced
Hampton Inn	12	1,526
Courtyard by Marriott	1	136
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204

	15	1,961

	67	8,131

            Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for 67 of the Hotels are presented in the following table. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

	Three Months Ended June 30,		Percentage increase	Six Months Ended June 30,		Percentage increase

	2002	2001	(decrease)	2002	2001	(decrease)

Portfolio (1)
ADR	$94.89	$107.95	(12.1)%	$95.66	$111.00	(13.8)%
Occupancy	76.8%	76.7%	0.2	72.6%	75.5%	(3.8)
RevPAR	$72.90	$82.76	(11.9)	$69.46	$83.82	(17.1)

By Segment
Upscale Extended-Stay Hotels (2)
ADR	$97.02	$112.69	(13.9)	$97.58	$115.75	(15.7)
Occupancy	81.1%	78.6%	3.2	76.3%	77.7%	(1.8)
RevPAR	$78.64	$88.53	(11.2)	$74.45	$89.95	(17.2)

Limited Service Hotels (3)
ADR	$87.20	$91.91	(5.1)	$89.33	$94.97	(5.9)
Occupancy	62.6%	70.3%	(10.9)	59.8%	68.0%	(12.1)
	$54.60	$64.59	(15.5)	$53.45	$64.62	(17.3)

(1)   67 hotels

(2)   52 hotels

(3)   14 hotels

Critical Accounting Policies

            In accordance with recent SEC guidance, we discuss below material accounting policies that the Company believes are critical to an investor’s understanding of its financial results and condition, and require management to make complex judgments and/or assessments of risks. Information regarding these and certain other accounting policies is included in the notes to the Company’s financial statements included in the 10-K.

Allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts. Substantially all of the Company’s receivables at June 30, 2002 and December 31, 2001 was comprised of rent due from the Lessee under the Percentage Leases (“Rent”), which was fully paid in July 2002 and January 2002, respectively. However, the Lessees rely primarily on cash flow from their operation of the hotels to pay rent, and collection of future receivables from the Lessees cannot be assured.

Insurance. The Company has obtained property and casualty insurance with loss limits and coverages deemed reasonable by management (and as may be required by lenders and franchisors). There can be no assurance that the insurance obtained will fully protect the Company against insurable losses (i.e., our losses may exceed our coverage limits), that the Company will not incur losses from risks that are not insurable (i.e., losses from war, nuclear or biological terrorism, riots, etc.) or that are not economically insurable; or that current coverages will continue to be available at reasonable rates. We believe that our current “all-risk” property coverages insure against certain damages from terrorism, but it is possible that our carriers would challenge our right to coverage or the applicable limits in the event we made a claim based on a terrorist event. Moreover, we expect terrorism to be an expressly excluded risk when our all-risk coverage renews on November 1 , 2002. In that event, one or more of our lenders will likely require that we carry terrorism-specific insurance. We may not be able to obtain terrorism insurance, to obtain it with policy limits and terms (including deductibles) that satisfy us or our lenders, or to obtain it at an economically justifiable price. If we cannot satisfy a lenders’ insurance requirements in any respect, including but not limited to terrorism coverage, the lender could declare a default. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse affect on our results of operations and ability to obtain future financing. Likewise, one or more large uninsured or underinsured losses could have a material adverse affect on us. We currently believe, given our discussions with participants in the insurance markets (which are in flux and subject to frequent change), and the nature, physical characteristics and locations of our assets, (a) that we have customary and adequate coverages, including for certain terrorism-related losses, under our current insurance policies and, (b) while there are no assurances, that we will be successful in renewing our insurance policies and obtaining terrorism insurance on reasonably satisfactory terms.

Long-Lived Assets. Hotel properties are depreciated over their estimated useful lives. Useful lives are based on management’s estimates of the period over which the assets will generate revenue.

            The Company reviews its hotel properties for “impairment” whenever events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. The Company reviewed each of its hotel properties at December 31, 2001 for impairment and, based on its estimate of each hotel’s future undiscounted cash flows, determined that no impairment existed at December 31, 2001. However, if the estimate of the future cash flows were to decrease in future periods, the Company may be required to recognize an impairment in such period and the impairment may be significant.

            The Company classified the Summerfield Suites by Wyndham in West Hollywood, CA as “held for sale” at December 31, 2001. Held for sale properties are reported at the lower of the carrying amount or fair value less costs to sell. Based on this criteria, the Company recognized a loss of $250,000 for the year ended December 31, 2001 on this hotel. The sale of this hotel closed on July 24, 2002 and the Company does not expect to recognize a loss on the sale of this hotel for financial reporting purposes greater than the $250,000 loss recognized in the fourth quarter of 2001 when the sale contract was finalized.

REIT Qualification Tests. The Company is subject to numerous operational and organizational requirements to maintain its REIT status. Based on tests performed by management for the year ended December 31, 2001 and for the first and second quarters of 2002, the Company believes that it satisfied the requirements needed to maintain its REIT status. However, the Company is subject to audit and if the taxing authorities determined that the Company failed one or more of these tests, the Company could lose its REIT status. If the Company did not qualify as a REIT, its income would become subject to federal and state income taxes, which would be substantial, and the resulting adverse affects on the Company’s results of operations, liquidity and amounts distributable to shareholders would be material.

Accrual for Certain Litigation Settlements and Costs. The Company is currently defending itself in litigation filed by a former officer. The Company has recognized $282,000 and $100,000 in the six months ended June 30, 2002 and 2001, respectively, in costs related to defending this litigation. We will recognize additional costs related to this litigation in the remainder of 2002. The case is currently set for a jury trial in late 2002. We currently estimate that legal and related costs to proceed to and conclude the trial could total an additional $200,000 to $500,000.

The Company believes that the remaining breach of employment contract claim is without merit and is aggressively defending the claim. Therefore, it has not recorded any settlement or judgment costs related to this litigation at June 30, 2002 or December 31, 2001. However, if the Company settled or lost the breach of employment contract claim, it would be obligated to pay up to approximately $1,250,000 in cash, and to vest restricted shares which would result in a non-cash charge of up to approximately $1,175,000. This estimate includes only possible direct damages under the plaintiff’s breach of contract claim, for which the Company does not anticipate any insurance coverage, and includes no loss provision for related attorneys’ fees or other costs that may be recoverable by the plaintiff or pre-judgment interest on any judgment entered against the Company.

Results of Operations

Deferred Recognition of Percentage Lease Revenue under SAB 101

            On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company reviewed the terms of its Percentage Leases and determined that the provisions of SAB 101 apply to the Company’s revenue recognition on an interim basis but have no impact on the Company’s annual Percentage Lease revenue recognition or its receipt of interim payments under the Percentage Leases from the Lessees. The Company’s quarterly distributions are based on Percentage Rent collected or due from the Lessees under the Percentage Leases.

            The effect of the application of SAB 101 on the financial statements for the three months ended June 30, 2002 and 2001 was to defer the recognition of Percentage Lease revenue of $7,234,000 and $10,620,000, respectively. At June 30, 2002 and 2001, “Deferred rent revenue” of $12,922,000 and $24,206,000, respectively, represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2002 or 2001, as appropriate.

            For comparability purposes only, assuming that the amount included in “Deferred rent revenue” at June 30, 2002 and 2001 were recognized as Percentage Lease revenue at those dates, the Company would have had Percentage Lease revenue of $46,123,000 for the six months ended June 30, 2002, compared with $58,963,000 for the six months ended June 30, 2001.

Comparison of the Three Months Ended June 30, 2002 (“2002”) to the Three Months Ended June 30, 2001 (“2001”)

            The decrease in Percentage Lease revenue for 2002 from 2001 is due primarily to the decreased room revenues at the Hotels, which resulted primarily from a slowing economy beginning in early 2001 and the materially adverse affects that the September 11, 2001 attacks had, and continue to have, on travel, particularly business travel that historically has driven the Company’s business. The decreased room revenue resulted in less Percentage Rent being recognized in the 2002 second quarter. The decrease in Percentage Rent was partially offset by an increase in Base Rent. Generally, on January 1 of each year, the Base Rent and room revenue threshold for each hotel increases based on the change in the U.S. Consumer Price Index (the “CPI”) for the previous year.

            Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $9,875,000 in the aggregate for 2002 compared with $10,563,000 for 2001. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully depreciated in 2001 and the suspension of depreciation on the Summerfield Suites by Wyndham hotel located in West Hollywood, CA due to its classification as “held for sale,” partially offset by the depreciation of renovations completed during 2001 and the amortization of the costs incurred in obtaining the Line of Credit covenant amendment.

            Interest expense for 2002 was $4,355,000, compared with $4,766,000 for 2001. This decrease is due primarily to principal reductions on the Company’s amortizing debt, the repayment of all borrowings outstanding on the Line of Credit in early June 2002, the capitalization of interest on the Company’s development costs incurred on the Saddle River project and decreases in the interest rates on the Company’s variable rate debt.

            Property taxes and insurance increased by $479,000, or 18%, in 2002, compared with 2001. This increase was due primarily to a $220,000 increase in insurance premiums and the receipt in 2001 of $273,000 in real estate tax refunds which were not present in 2002.

            General and administrative expenses increased by $94,000, or 11%, in 2002, compared with 2001 and increased as a percentage of total revenue to 5.7% in 2002 from 4.6% in 2001. This increase primarily resulted from the reduction in the Company’s franchise tax accrual in 2001 to reflect the actual franchise taxes paid for the year ended December 31, 2000 and a corresponding reduction in the accrual for the 2001 franchise taxes.

            Other charges were $263,000 in 2002 and none in 2001. In 2002, the Company accrued (a) $191,000 for legal costs related to the litigation with the Company’s former Chief Operating Officer; (b) $22,000 in costs for legal services rendered to a special committee of the Company’s Board of Trustees that is considering the Company’s alternatives under the REIT Modernization Act; and (c) an additional $50,000 for investment bank advisory services related to the Company’s consideration of its alternatives under the REIT Modernization Act.

            Net loss applicable to common shareholders for 2002 was $(5,045,000), or $(0.14) per diluted share, compared with $(3,485,000), or $(0.10) per diluted share, for 2001. This change is due primarily to the factors discussed previously, including the application of SAB 101.

Comparison of the Six Months Ended June 30, 2002 (“2002”) to the Six Months Ended June 30, 2001 (“2001”)

            The decrease in Percentage Lease revenue for 2002 from 2001 is due primarily to the decreased room revenues at the Hotels, which resulted in less Percentage Rent being recognized in 2002 partially offset by the increase in Base Rent as of January 1, 2002. Generally on January 1 of each year, the Base Rent for each hotel increases based on the change in the CPI for the previous year.

            Depreciation and Amortization was $20,371,000 in the aggregate for 2002, compared with $21,166,000 for 2001. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully depreciated in 2001 and the suspension of depreciation on the Summerfield Suites by Wyndham hotel located in West Hollywood, CA due to its classification as “held for sale,” partially offset by the depreciation of renovations completed during 2001 and the amortization of the costs incurred in obtaining the Line of Credit covenant amendment.

            Interest expense for 2002 was $8,813,000, compared with $9,325,000 for 2001. This decrease is due primarily to principal reductions on the Company’s amortizing debt, the repayment of all borrowings outstanding on the Line of Credit in early June 2002, the capitalization of interest on the Company’s development costs incurred on the Saddle River project and decreases in the interest rates on the Company’s variable rate debt.

            Property taxes and insurance increased by $1,038,000, or 19%, in 2002, compared with 2001. This increase was due primarily to a $628,000 increase in insurance premiums and the receipt in 2001 of $395,000 in real estate tax refunds which were not present in 2002.

            General and administrative expenses remained relatively constant in 2002, compared with 2001 and increased as a percentage of total revenue to 6.1% in 2002 from 5.8% in 2001.

            Other charges were $396,000 in 2002 and $100,000 in 2001. In 2002 and 2001, the Company accrued $282,000 and $100,000, respectively, for legal costs related to the litigation with the Company’s former Chief Operating Officer. In 2002, the Company accrued $64,000 in costs for legal services rendered to a special committee of the Company’s Board of Trustees which is considering the Company’s alternatives under the REIT

Modernization Act. In 2002, the Company also increased its accrual for costs for investment bank advisory services related to the Company’s consideration of its alternatives under the REIT Modernization Act by $50,000.

            Net loss applicable to common shareholders for 2002 was $(11,512,000), or $(0.33) per diluted share, compared with $(9,488,000), or $(0.28) per diluted share, for 2001. This change is due primarily to the factors discussed previously, including the application of SAB 101.

Liquidity and Capital Resources

            The Company’s principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. The Company does not expect that its cash provided by operating activities will be adequate to meet all of its liquidity needs. The Company currently expects to fund any liquidity shortfall and its external growth objectives primarily by borrowing on its Line of Credit or other facilities, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit.

Cash Flow Analysis

            Cash and cash equivalents (including restricted cash and restricted cash equivalents) at June 30, 2002 and 2001 were $23,508,000 and $30,467,000, including $5,729,000 and $7,526,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $9,962,000 and $11,216,000 at June 30, 2002 and 2001, respectively, that is held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels. The decrease in cash balances is due primarily to the completion of certain renovation projects and the decrease in cash flow attributable to the decrease in Percentage Lease revenue in 2002.

            Net cash provided by operating activities for the six months ended June 30, 2002 and 2001 was $27,257,000 and $40,521,000, respectively. The $13,264,000 decrease is primarily due to the $12,840,000 reduction in Rent paid or payable under the Percentage Leases for the first six months of 2002, as compared to the first six months of 2001.

            Net cash used in investing activities was $16,104,000 for the six months ended June 30, 2002. This was comprised primarily of (a) renovations at certain hotels of $10,601,000, (b) costs on the Company’s hotel development in Saddle River, NJ of $8,703,000 and (c) costs incurred in connection with the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA of $247,000, which were partially offset by withdrawals of $3,447,000 in cash from certain restricted cash accounts for renovations completed during the period.

            Net cash used in investing activities was $20,310,000 for the six months ended June 30, 2001. This was comprised primarily of (a) renovations at certain hotels of $14,611,000, (b) development costs on the Company’s project in Tyson’s Corner, VA of $1,496,000 and (c) costs on the Company’s hotel development in Saddle River, NJ of $4,127,000.

            Net cash used by financing activities was $8,413,000 for the six months ended June 30, 2002, consisting primarily of (a) distributions paid of $10,374,000; (b) the redemption of 22,909 Common Units in the Partnership for $236,000; (c) loan costs paid of $246,000; (d) net repayments on the Line of Credit of $21,000,000; and (e) principal payments on amortizing debt of $1,595,000, which were partially offset by $25,038,000 of proceeds from the issuance of 2,600,000 common shares.

            Net cash used by financing activities was $22,896,000 for the six months ended June 30, 2001, consisting primarily of (a) distributions paid of $28,254,000; (b) the redemption of 178,860 Preferred Units and 150,099 Common Units in the Partnership for $3,865,000; (c) loan costs paid of $210,000; and (d) principal payments on amortizing debt of $1,543,000, which were partially offset by net borrowings under the Line of Credit of $11,000,000.

Distributions/Dividends

            The Company has paid regular distributions on its common shares and Common Units, and the 2002 first and second quarter distributions were $0.08 per share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit and each of the 2002 first and second quarter distribution was $0.275. Each Class B Preferred Unit may be converted into one Common Unit at the election of the holder. Each Series A Preferred Share is entitled to annual dividends equal to the greater of (i) $2.15624 ($0.53906 payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible. The Company paid a dividend of $0.53906 on each Series A Preferred Share for each of the first and second quarters of 2002. The timing and amount of any future dividends will be determined by the Company’s Board of Trus tees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

            In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company has bank-funding commitments available under the Line of Credit of approximately $125,000,000 at June 30, 2002. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. During the first quarter, the Company negotiated an amendment to the Line of Credit that allows the Company to comply with its financial covenants in 2002. This amendment reset certain financial covenant thresholds for 2002 to levels that contemplate that the current difficult operating environment persists throughout the year, which included increasing the allowable percentage of total debt to implied value from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points. At June 30, 2002, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the operating environment in 2002 worsens substantially from the current trends and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, locate financing to complete its hotel development in Saddle River, NJ, and/or significantly reduce its other planned capital expenditures. On January 1, 2003 the Line of Credit covenants reset to the original covenants contained in the loan agreement prior to the amendment. However, the Company expects to negotiate amendments to the original covenants as necessary to allow the Company to comply with the covenants, as they may be further amended, in 2003.

            The following table summarizes certain information concerning the Company’s debt at June 30, 2002 and 2001:

	2002		2001

Investment in hotels, at cost	$885,186,000		$857,653,000
Debt	238,521,000		255,642,000
Percentage of debt to investment in hotels, at cost	26.9%		29.8%
Percentage of fixed rate debt to total debt	95.8%		91.8%
Weighted average implied interest rates on:
Fixed rate debt	7.54%		7.51%
Variable rate debt	1.50%		4.58%
Total debt	7.29%		7.27%
Number of hotels properties:
Encumbered	39		40
Unencumbered	28		27
Debt Service Coverage Ratios
Interest coverage ratio (EBITDA divided by interest expense)	4.3	x	5.9	x
Fixed charge coverage ratio (EBITDA divided by fixed charges)	2.0	x	2.6	x
Total debt to EBITDA	3.1	x	2.3	x

            The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, principal amortization, and a furniture, fixtures and equipment replacement reserve calculated at 4% of room revenue at the Hotels. The Company includes rent deferred under SAB 101 in its calculation of EBITDA.

            In the future, the Company may seek to increase or decrease the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Company’s debt limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, bear a fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent. The Company has no interest rate hedging instrument exposure or forward equity commitments.

Capital Expenditures

            The Percentage Leases generally require the Company to make available to the Lessees an amount equal to 4% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels. Each of the Company’s term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to 5% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

            Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the Hotels, such as Marriott’s requirements to substantially upgrade and “refresh” the Company’s Generation 1 Residence Inn by Marriott hotels. Management believes that for the foreseeable future the Company will continue to spend more on capital expenditures than it is required to make available to the Lessees under the Percentage Leas es or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include for any given year market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2002, management expects to spend between $20 million and $23 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to borrow under the Line of Credit.

Related Party Transactions

            The Company has entered into a number of ongoing transactions and arrangements that may involve conflicts of interest. For a description of these transactions and arrangements, please see “Risk Factors-Conflicts of Interest and Related Party Transactions” beginning on page R-2 in the 10-K.

Seasonality of Hotel Business

            The hotel industry is seasonal in nature. Historically, the Hotels’ operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the distributions for such quarter due to seasonal and other factors, the Company may fund quarterly distributions with available cash or borrowings under the Line of Credit.

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

Fund From Operations

            Funds From Operations (“FFO”) is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts, is income (loss) before minority interest, including any income or loss from discontinued operations, (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and extraordinary items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company has also included an adjustment for Percentage Rent deferred under SAB 101, as described in “-Results of Operations” above. FFO is presented to assist investors in analyzing the performance of the Company. The Company’s method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company’s operating performance.

            The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three and six months ended June 30, 2002 and 2001 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net loss applicable to common shareholders	$(5,045)	$(3,485)	$(11,512)	$(9,488)
Minority interest, common	(179)	(130)	(418)	(368)
Minority interest, preferred	1,068	1,121	2,136	2,243
Depreciation	9,222	9,985	19,062	20,011
Preferred share dividends	2,496	2,496	4,992	4,992
Deferred rent revenue	7,234	10,620	12,922	24,206

FFO	$14,796	$20,607	$27,182	$41,596

Denominator for diluted earnings per share	35,272,420	34,478,653	34,900,214	34,477,079
Weighted average
Common Units	1,268,559	1,317,378	1,275,961	1,346,962
Preferred Units	3,884,469	3,884,469	3,884,469	3,914,114
Convertible preferred shares	6,857,493	6,857,493	6,857,493	6,857,493

Denominator for FFO per share	47,282,941	46,537,993	46,918,137	46,595,648

Forward-Looking Statements

            This report contains “forward-looking statements” within the meaning of the federal securities laws including, without limitation, statements containing the words “estimates,” “projects,” “anticipates”, “expects” and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments or such forward-looking statements.

            Cautionary statements set forth in reports filed by the Company from time to time with the SEC discuss important factors with respect to such forward-looking statements. These factors include, without limitation, (i) risks that changes in domestic or international political environments, war, terrorism or similar activity would have results that could negatively affect the travel industry and/or company in ways and to an extent that cannot be anticipated, (ii) the relative strength and performance of businesses and industries that are important demand generators in the company’s key markets, (iii) international, national, regional and local economic conditions that will, among other things, affect demand for the company’s hotel rooms and the availability and terms of financing, (iv) the company’s ability to maintain its properties in competitive condition, (v) the company’s ability to acquire or develop additional properties and risks that potential acquisitions or developments may not perform in accordance with expectations, (vi) changes in travel patterns or the prevailing means of commerce, i.e., e-commerce, and (vii) the complex tax rules that the company must satisfy to qualify as a REIT, and other governmental regulation. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be attained or that any deviations will not be material.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 145 changes reporting of gains and losses from the extinguishment of debt and amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the reporting of gains and losses from debt extinguishment must be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain criteria for classification as an extraordinary item must be reclassified. We did not have any gains on extinguishment of debt during the six months ended June 30, 2002 or 2001 and, therefore, SFAS No. 145 had no effect on our financial statements.

INNKEEPERS USA TRUST
ITEM 3 - QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

            The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. At June 30, 2002, the Company had total outstanding indebtedness of approximately $238,521,000. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate d ebt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 95.8% of the Company’s outstanding debt was subject to fixed rates with a weighted average implied interest rate of 7.54% at June 30, 2002. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

            For debt obligations outstanding at June 30, 2002, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Debt:
Fixed Rate	$1,871	$4,563	$4,890	$5,891	$6,408	$204,898	$228,521	$228,521
Average Interest Rate	7.62%	7.56%	7.57%	7.59%	7.59%	7.54%	7.54%	—
Variable Rate	—	—	—	—	—	$10,000	$10,000	$10,000
Average Interest Rate	—	—	—	—	—	1.50%	1.50%	—

            The table incorporates only those exposures that existed as of June 30, 2002 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

            The Company’s Line of Credit, which currently has no outstanding borrowings under it, matures in July 2004. None of our other debt matures prior to 2007.

INNKEEPERS USA TRUST
PART II - OTHER INFORMATION
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The 2002 Annual Meeting of Shareholders was held on May 7, 2002 for the following purposes:

•	To elect one Class I trustee to serve on the Company’s Board of Trustees until the Company’s annual meeting of shareholders in 2004 or until his successor has been duly elected and qualified; and

•	To elect two Class II trustees to serve on the Company’s Board of Trustees until the Company’s annual meetingof shareholders in 2005 or until their successors have been duly elected and qualified.

                        Shareholders voted to elect Mr. Joel Zemans as a Class I trustee, with 31,464,906 shares voted for Mr. Zemans (198,846 votes withheld authority), Mr. Miles Berger as a Class II trustee, with 31,434,586 shares voted for Mr. Berger (221,164 votes withheld authority), and Mr. C. Gerald Goldsmith as a Class II trustee, with 31,425,508 shares voted for Mr. Goldsmith (230,244 votes withheld authority).

ITEM 6	Exhibits and Reports on Form 8-K

            (a)   Exhibits – None.

            (b)   Reports on Form 8-K – The Company filed with the SEC a Current Report on Form 8-K on May 31, 2002 concerning the offering of 2,600,000 common shares issued by the Company in an underwritten public offering on June 5, 2002 and the amendment of the Line of Credit effective March 29, 2002, and filing various exhibits in connection therewith as well as filing the first quarter 2002 earnings release of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST
August 14, 2002	/s/ Gregory M. Fay

Gregory M. Fay Chief Accounting Officer (Principal Accounting Officer)