Form 10-Q
period 2002-09-30
INNKEEPERS USA TRUST/FL
filed 2002-11-15
CIK 926866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

☒ Yes                           ☐ No

The number of the Registrant’s common shares of beneficial interest, $.01 par value, outstanding on November 1, 2002 was 37,483,913.

INNKEEPERS USA TRUST

Signature	26

Certifications	27

i

INNKEEPERS USA TRUST
PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2002 (unaudited)	December 31, 2001

ASSETS
Investment in hotel properties:
Land and improvements	$101,134	$100,076
Buildings and improvements	653,477	652,899
Furniture and equipment	98,281	103,668
Renovations in process	12,445	241
Hotels held for sale	4,000	—
Hotels under development	—	8,998

	869,337	865,882
Accumulated depreciation	(171,740)	(154,574)

Net investment in hotel properties	697,597	711,308

Cash and cash equivalents	22,728	5,077
Restricted cash and restricted cash equivalents	15,533	19,138
Due from Lessees	11,263	10,264
Deferred expenses, net	3,944	4,546
Other assets	1,309	2,587

Total assets	$752,374	$752,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$237,726	$261,116
Accounts payable and accrued expenses	9,409	8,376
Distributions payable	5,907	3,176
Deferred rent revenue	14,995	—
Minority interest in Partnership	52,538	54,249

Total liabilities	320,575	326,917

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 4,630,000 shares issued and outstanding	115,750	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,483,913 and 34,774,156 issued and outstanding, respectively	375	348
Additional paid-in capital	393,323	367,596
Unearned compensation	(2,547)	(3,482)
Distributions in excess of net earnings	(75,102)	(54,209)

Total shareholders’ equity	431,799	426,003

Total liabilities and shareholders’ equity	$752,374	$752,920

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002 (unaudited)	2001 (unaudited)	2002 (unaudited)	2001 (unaudited)

Revenue:		(Note 4)		(Note 4)
Percentage Lease revenue	$21,637	$31,104	$54,519	$65,602
Other revenue	170	316	441	1,196

Total revenue	21,807	31,420	54,960	66,798

Expenses:
Depreciation	8,973	9,942	27,879	29,807
Amortization of franchise costs	14	15	42	45
Ground rent	124	121	368	360
Interest expense	4,212	4,682	13,025	14,007
Amortization of loan origination fees	287	238	895	685
Property taxes and insurance	3,045	2,531	9,411	7,859
General and administrative, excluding amortization of unearned compensation	796	671	2,842	2,734
Amortization of unearned compensation	337	336	1,010	1,014
Other charges	91	—	487	100

Total expenses	17,879	18,536	55,959	56,611

Income (loss) before minority interest, gain on sale of hotel and discontinued operations	3,928	12,884	(999)	10,187
Minority interest, common	5	(348)	423	20
Minority interest, preferred	(1,069)	(1,122)	(3,205)	(3,365)
Gain on sale of hotel	530	—	530	—
Discontinued operations	(1,510)	35	(1,385)	111

Net income (loss)	1,884	11,449	(4,636)	6,953
Preferred share dividends	(2,496)	(2,496)	(7,488)	(7,488)

Net income (loss) applicable to common shareholders	($612)	$8,953	($12,124)	($535)

Earnings (loss) per share data:
Basic – before discontinued operations	$0.02	$0.26	($0.30)	($0.02)
Discontinued operations	(0.04)	0.00	(0.04)	(0.00)

Basic	($0.02)	$0.26	($0.34)	($0.02)

Diluted – before discontinued operations	$0.02	$0.26	($0.30)	($0.02)
Discontinued operations	(0.04)	0.00	(0.04)	(0.00)

Diluted	($0.02)	$0.26	($0.34)	($0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,

	2002 (unaudited)	2001 (unaudited)

Cash flows from operating activities:
Net income (loss)	($4,636)	$6,953
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,034	31,771
Minority interests	2,782	3,345
Deferred rent revenue	14,995	19,504
Gain on sale of hotel	(530)	—
Loss on hotel classified as held for sale	1,599	—
Changes in operating assets and liabilities:
Due from Lessees	(999)	236
Other assets	1,278	301
Accounts payable and accrued expenses	1,283	441

Net cash provided by operating activities	45,806	62,551

Cash flows from investing activities:
Investment in hotel properties	(27,975)	(26,685)
Proceeds from sale of hotels	12,280	—
Net deposits into restricted cash accounts	3,605	28
Payments for franchise fees	(69)	—

Net cash used by investing activities	(12,159)	(26,657)

Cash flows from financing activities:
Proceeds from debt issuance	4,000	19,500
Payments on debt	(27,390)	(13,805)
Dividend reinvestment plan and shelf registration costs paid	—	(24)
Distributions paid to unit holders	(3,421)	(4,616)
Distributions paid to shareholders	(13,609)	(38,076)
Redemption of units	(236)	(3,893)
Proceeds from issuance of common shares	24,926	—
Loan origination fees and costs paid	(266)	(880)

Net cash used by financing activities	(15,996)	(41,794)

Net increase (decrease) in cash and cash equivalents	17,651	(5,900)
Cash and cash equivalents at beginning of period	5,077	14,410

Cash and cash equivalents at end of period	$22,728	$8,510

Supplemental cash flow information:
Interest paid	$13,065	$13,622

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Notes to Consolidated Financial Statements (Unaudited)

1.       Organization

         Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”) which, at September 30, 2002, owned 67 hotels with an aggregate of 8,196 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”). The ownership of the Partnership at September 30, 2002 is as follows:

	Common Units	%	Class A Preferred Units	%	Class B Preferred Units	%

Innkeepers	37,483,913	96.98%	4,630,000	100.00%	—	—
Third parties	1,167,893	3.02%	—	—	3,884,469	100.00%

Total	38,651,806	100.00%	4,630,000	100.00%	3,884,469	100.00%

         The Hotels are comprised of 46 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, five Summerfield Suites by Wyndham hotels, one Sunrise Suites hotel, one TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel and one Holiday Inn Express hotel. The Hotels are located in 23 states, with 10 hotels located in California, five each in Washington, Florida, and Michigan, and four each in Illinois, Texas and New Jersey.

         At September 30, 2002, the Company leased 61 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively, the “IH Lessee”) and six of the Hotels to affiliates of Wyndham International, Inc. (the “Summerfield Lessee” and, together with the IH Lessee, the “Lessees”) pursuant to leases (“Percentage Leases”). The Percentage Leases provide for rent based on the room revenues of the Hotels, subject to a specified minimum annual base rent for each Hotel. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Lessee. Rolf E. Ruhfus, a trustee of the Company, is a director of Wyndham International, Inc. (“Wyndham”), which is the franchisor and/or operator of the Summerfield Suites by Wyndham and Sunrise Suites hotels.

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

2.       Significant Developments

         During the first quarter of 2002, the Company negotiated an amendment to its $135 million unsecured Line of Credit (the “Line of Credit”). This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points. At September 30, 2002, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit and/or significantly reduce its planned capital expenditures. On January 1, 2003 the Line of Credit covenants reset to the original covenants contained in the loan agreement prior to the amendment. However, the Company expects to negotiate amendments to the original covenants as necessary to allow the Company to comply with the covenants, as they may be further amended, during 2003.

         During the second quarter of 2002, the Company completed the sale of 2,600,000 common shares in an underwritten public offering. The gross and net proceeds of the offering were $26,338,000 and $24,926,000, respectively. The net proceeds of the offering were used to repay borrowings outstanding under the Line of Credit.

         In July 2002, the Company completed the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA for $12,800,000 and recognized a net gain on the sale of $530,000. The net proceeds of $12,280,000 from the sale were used for general working capital purposes.

3.       Earnings per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2002 and 2001 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$1,884	$11,449	($4,636)	$6,953
Preferred share dividends	(2,496)	(2,496)	(7,488)	(7,488)

Net income (loss) applicable to common shareholders	(612)	$8,953	($12,124)	(535)
Discontinued operations	1,510	(35)	1,385	(111)

Net income (loss) applicable to common shareholders	$898	$8,918	($10,739)	($646)

Denominator:
Denominator for basic earnings per share – weighted average shares	37,054,839	34,296,057	35,529,476	34,290,845
Effect of dilutive securities:
Share options	724	65,445	22,201	79,201
Restricted shares	112,050	133,763	112,763	113,122

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	37,167,613	34,495,265	35,664,440	34,483,168

Earnings (loss) per share data:
Basic – before discontinued operations	$0.02	$0.26	($0.30)	($0.02)
Discontinued operations	(0.04)	0.00	(0.04)	0.00

Basic	($0.02)	$0.26	($0.34)	($0.02)

Basic – before discontinued operations	$0.02	$0.26	($0.30)	($0.02)
Discontinued operations	(0.04)	0.00	(0.04)	0.00

Diluted	($0.02)	$0.26	($0.34)	($0.02)

         The conversion of Common Units into common shares would have no effect on loss per share. The Series A Preferred Shares, the Class B Preferred Units and 1,345,500 of the options granted by the Company to trustees and employees are anti-dilutive (i.e., assuming that they were converted would reduce the loss per share) and, therefore, are not included in the calculation of diluted earnings per share. For periods where a loss was incurred, the denominator used for calculating diluted earnings (loss) per share is the same as the denominator for basic earnings (loss) per share.

4.       Discontinued Operations

         During the third quarter of 2002, the Company classified one of its hotel properties as “held for sale.” The Company has stopped depreciation of the hotel and has classified it as held for sale in the accompanying September 30, 2002 balance sheet. The results of operations from this hotel are classified as discontinued operations in the accompanying statements of operations. The previously reported 2001 results of operations have also been reclassified to reflect the classification of this hotel as held for sale. As a result of the held for sale classification, the Company has reduced the carrying value of this hotel to its estimated fair value (less costs to sell) of $4,000,000 and recognized an impairment loss of $1,599,000 during the current quarter.

         The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Percentage Lease revenue	$160	$131	$479	$390
Other income	—	—	—	1
Depreciation	(52)	(74)	(208)	(220)
Property taxes and insurance	(19)	(22)	(57)	(60)
Impairment loss	(1,599)	—	(1,599)	—

Discontinued operations	($1,510)	$35	($1,385)	$111

5.       Commitments

         The Company completed the development of its 174-room Residence Inn by Marriott hotel in Saddle River, NJ and the hotel opened on September 15, 2002. The Company’s total investment in the hotel is approximately $22,800,000. The development costs were funded by borrowings under the Line of Credit and available cash. The Company has leased the hotel to the IH Lessee under a 5-year Percentage Lease.

         For the nine months ended September 30, 2002 and 2001, the Company capitalized interest of $767,000 and $74,000, respectively, related to the development of this hotel.

6.       Related Party Transactions

         At December 31, 2001, in connection with the Company’s sale of its Summerfield Suites by Wyndham hotel located in West Hollywood, CA, the Company accrued a $225,000 lease termination payment to be paid to the IH Lessee upon closing of the sale. The Company currently believes that the payment to the IH Lessee will be approximately $50,000.

         As a result of renovations made in January and February 2002 at the Company’s Holiday Inn Express hotel located in Lexington, MA which required that a substantial number of rooms be taken out of service, the Company agreed to compensate the IH Lessee for the significant loss of room nights by foregoing January and February 2002 base rents in the aggregate of $95,000 and paying $39,000 to offset a portion of the IH Lessee’s operating deficit for the hotel during that time period.

7.       Uncertainties

         In May 2000, the Company’s former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, certain IH Lessee entities and Mr. Fisher. Several claims brought against these and other, former defendants have been summarily dismissed or settled for nominal amounts ($100). The remaining claims in the suit allege that he was wrongfully terminated by the Company in breach of his employment contract with the Company, that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, and that Mr. Fisher breached certain fiduciary duties as a director and majority shareholder of certain of the IH Lessee entities. The Company, along with the IH Lessee and Mr. Fisher, is aggressively defending the remaining claim against it in the suit. The Company believes that if the suit is not settled or otherwise disposed of, it will be tried in a jury trial in early 2003. The Company has not recorded any loss provision relative to damages sought by the former executive other than an estimate of the legal costs of defense not expected to be covered by insurance policies.

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

         The Company has recognized $372,000 and $100,000 in the nine months ended September 30, 2002 and 2001, respectively, in costs related to defending this litigation. We may recognize additional costs related to this litigation in the remainder of 2002.

8.       Recently Issued Accounting Pronouncements

         The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 145 that changes the reporting of gains and losses from the extinguishment of debt and amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the reporting of gains and losses from debt extinguishment must be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt, which was classified as an extraordinary item in prior periods presented, that does not meet certain criteria for classification as an extraordinary item must be reclassified. We did not have any gains or losses on extinguishment of debt during the nine months ended September 30, 2002 or 2001 and, therefore, SFAS No. 145 had no effect on our financial statements.

         The FASB has also issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS No. 146 on our results of operations and financial position.

Innkeepers Hospitality
Combined Balance Sheets
(in thousands, except share data)

	September 30, 2002 (unaudited)	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$14,915	$15,221
Marketable securities	2,617	3,102
Accounts receivable, net	7,344	3,920
Prepaid expenses	264	412

Total current assets	25,140	22,655

Other assets	272	271

Total assets	$25,412	$22,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,636	$4,330
Accrued expenses	4,058	4,292
Payable to Manager	5,216	2,269
Due to Partnership	10,518	9,852

Total current liabilities	24,428	20,743
Other long-term liabilities	860	904

Total liabilities	25,288	21,647

Shareholders’ equity:
Common shares, $1 par value, 9,000 shares authorized, issued and outstanding	9	9
Additional paid-in capital	890	890
Unrealized loss on marketable securities	(826)	(341)
Shareholder note receivable	(812)	—
Retained earnings	863	721

Total shareholders’ equity	124	1,279

Total liabilities and shareholders’ equity	$25,412	$22,926

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Operations
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002 (unaudited)	2001 (unaudited)	2002 (unaudited)	2001 (unaudited)

Gross operating revenue:
Rooms	$47,240	$50,260	$138,230	$158,077
Food and beverage	59	54	190	192
Telephone	798	1,196	2,605	3,650
Other	835	1,258	2,621	3,401

Gross operating revenue	48,932	52,768	143,646	165,320

Departmental expenses:
Rooms	10,409	10,616	30,286	31,701
Food and beverage	76	63	222	210
Telephone	415	328	1,255	1,282
Other	369	434	1,145	1,289

Total departmental profit	37,663	41,327	110,738	130,838

Unallocated operating expenses:
General and administrative	3,784	3,985	11,173	12,366
Franchise and marketing fees	3,083	3,315	9,033	10,271
Advertising and promotions	2,580	2,581	7,656	8,033
Utilities	2,173	2,150	6,198	6,501
Repairs and maintenance	2,450	2,278	6,985	7,003
Management fees	693	887	2,092	2,856

Total unallocated operating expenses	14,763	15,196	43,137	47,030

Gross profit	22,900	26,131	67,601	83,808

Insurance	(331)	(209)	(1,067)	(748)
Lessee overhead	(1,119)	(1,333)	(3,755)	(3,677)
Percentage lease expense	(21,326)	(23,431)	(62,637)	(75,393)

Net income (loss)	124	1,158	142	3,990
Other comprehensive income - unrealized loss on marketable securities	(454)	(849)	(485)	(519)

Comprehensive income (loss)	($330)	$309	($343)	$3,471

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,

	2002 (unaudited)	2001 (unaudited)

Cash flows from operating activities:
Net income	$142	$3,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49	40
Changes in operating assets and liabilities:
Accounts receivable	(3,424)	792
Prepaid expenses	148	(67)
Accounts payable	306	266
Accrued expenses	(234)	(593)
Payable to Manager	2,947	(249)
Due to Partnership	666	(1,273)

Net cash provided by operating activities	600	2,906

Cash flows from investing activities:
Repayment of advances from Partnership	(44)	(77)
Purchase of property and equipment	(50)	(205)

Net cash used by investing activities	(94)	(282)

Cash flows from financing activities:
Advances to shareholder	(812)	(2,629)
Issuance of common shares	—	10

Net cash used by financing activities	(812)	(2,619)

Net increase (decrease) in cash and cash equivalents	(306)	5

Cash and cash equivalents at beginning of period	15,221	16,134

Cash and cash equivalents at end of period	$14,915	$16,139

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements (Unaudited)

1.       Organization

         Innkeepers Hospitality, Inc. and other entities under common control (collectively, “IH” or the “IH Lessee”) are either majority (80%) or wholly-owned by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust (the “Company”). Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company. The IH Lessee leased 61 hotels (the “IH Leased Hotels”) from the Company at September 30, 2002.

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

         The IH Lessee currently estimates that 14 of the IH Leased Hotels will pay only the minimum Base Rent in 2002. The remaining IH Leased Hotels will pay Percentage Rent that is in excess of the minimum Base Rent.

         The IH Lessee recognizes Percentage Lease expense for a hotel prior to the achievement of the annual Threshold when it is probable that the Threshold will be exceeded for the full year. Additionally, the IH Lessee recognizes Base Rent as Percentage Lease expense to the extent that it exceeds the calculated Percentage Lease payments (using in the calculation a prorated portion of the Threshold based on how much of the year has elapsed). This generally results in the recognition of Percentage Lease expense in an amount equal to the payments due under the Percentage Leases.

3.       Related Party Transaction

         The IH Lessee has a note receivable from its majority shareholder in the amount of $812,000 at September 30, 2002. Each advance under the note bears interest at the applicable federal rate in effect at the time of the advance and the note matures on March 1, 2003.

4.       Uncertainties

         In May 2000, the IH Lessee’s former President (who is a minority shareholder in certain of the IH Lessee entities and who also formerly was an officer of the Company) filed suit against the Company, certain IH Lessee entities and Mr. Fisher. Several claims against these and other, former defendants have been summarily dismissed or settled for nominal amounts ($100). The remaining claims in the suit allege that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, that he was wrongfully terminated by the Company in breach of his employment contract with the Company, and that Mr. Fisher breached certain fiduciary duties as a director and majority shareholder of certain of the IH Lessee entities. The IH Lessee, along with the

Company and Mr. Fisher, is aggressively defending the remaining claim against it in the suit. The IH Lessee believes that if the suit is not settled or otherwise disposed of, it will be tried in a jury trial in early 2003. The IH Lessee has not recorded any loss provision relative to damages sought by the former executive other than an estimate of the legal costs of defense not expected to be covered by insurance policies.

         If the IH Lessee settled or lost the breach of employment contract claim, the IH Lessee estimates that it could be obligated to pay up to approximately $500,000 in cash. This estimate includes only possible direct damages under the plaintiff’s breach of contract claim, for which the IH Lessee does not anticipate any insurance coverage, and includes no loss provision for related attorneys’ fees or other costs that may be recoverable by the plaintiff or pre-judgment interest on any judgment entered against the IH Lessee.

5.       Resolution of Litigation with Former Vice President of Operations

         In September 2001, the IH Lessee terminated its former Vice President of Operations and, in November 2001, this former officer filed for arbitration claiming a breach of his employment agreement. The arbitrator awarded the former Vice President of Operations approximately $250,000 plus certain attorneys’ fees and costs incurred by the plaintiff. The IH Lessee has recorded an expense for this award. The IH Lessee is considering disputing certain amounts awarded to this former officer. To the extent that disputes are resolved in the IH Lessee’s favor, the previously recorded expense will be reversed and recorded as income in subsequent reporting periods.

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

         The following chart sets forth certain information with respect to the Hotels at September 30, 2002:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites

Upscale Extended-Stay
Residence Inn by Marriott	46	5,489
Summerfield Suites by Wyndham	5	650
Sunrise Suites	1	96

	52	6,235

Mid-Priced
Hampton Inn	12	1,526
Courtyard by Marriott	1	136
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204

	15	1,961

	67	8,196

         Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for all 67 of the Hotels are presented in the following table. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

	Three Months Ended September 30,		Percentage increase	Nine Months Ended September 30,		Percentage increase

	2002	2001	(decrease)	2002	2001	(decrease)

Portfolio (1)
ADR	$95.59	$103.90	(8.0)%	$95.63	$108.66	(12.0)%
Occupancy	74.8%	73.9%	1.2	73.3%	75.0%	(2.2)
RevPAR	$71.50	$76.82	(6.9)	$70.14	$81.48	(13.9)

By Segment
Upscale Extended-Stay Hotels (2)
ADR	$98.08	$107.99	(9.2)	$97.75	$113.17	(13.6)
Occupancy	79.3%	77.2%	2.8	77.3%	77.5%	(0.3)
RevPAR	$77.79	$83.33	(6.7)	$75.56	$87.74	(13.9)

Mid-Priced Hotels (3)
ADR	$85.54	$88.60	(3.5)	$87.25	$92.37	(5.5)
Occupancy	60.8%	64.0%	(4.9)	61.0%	67.0%	(9.0)
RevPAR	$52.03	$56.66	(8.2)	$53.20	$61.92	(14.1)

(1)	67 hotels

(2)	52 hotels

(3)	15 hotels

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

Allowance for doubtful accounts. The Company has not recorded an allowance for doubtful accounts. Substantially all of the Company’s receivables at September 30, 2002 and December 31, 2001 were comprised of rent due from the Lessees under the Percentage Leases (“Rent”), which was fully paid in October 2002 and January 2002, respectively. Historically, the Company has not experienced any losses on the Lessees’ receivables. However, the Lessees rely primarily on cash flow from their operation of the hotels to pay rent, and collection of future receivables from the Lessees, therefore, cannot be assured.

Insurance. The Company and the Lessees have obtained property, casualty and other insurance with loss limits and coverages deemed reasonable by management (and with the intent to satisfy the requirements of lenders and franchisors). There can be no assurance that the insurance obtained will fully protect the Company against insurable losses (i.e., our losses may exceed our coverage limits), that the Company will not incur losses from risks that are not insurable (i.e., losses from mold or other environmental causes, acts of terror, war, riot, etc.) or that are not economically insurable; or that current coverages will continue to be available at reasonable rates. As of September 30, 2002, we believe that our “all risk” property coverages insured against certain losses from acts of terror, but it is possible that our carriers would challenge our right to coverage or the applicable limits in the event we made a claim based on a terrorist event. Moreover, under most circumstances, terrorism coverage has been expressly excluded from our property coverages as of November 1, 2002 (our policy renewal date). We are currently evaluating whether to purchase terrorism coverage and, if so, on what terms (including deductibles, which would likely be substantial) and with what policy limits. We believe that, currently, we could obtain terrorism insurance with a reasonable policy limit if we decide or are required to. We have not concluded that our loan agreements require such coverage, but one or more lenders may insist that it is required. In that case, as with any insurance coverage that we do not have that a lender properly deems is required, if we do not or cannot obtain it the lender may procure it directly. If the lender procures a coverage and we do not pay or reimburse the lenders for such coverage (although we do not anticipate such an event), the lender may declare a default under the loan agreement. Depending on our access to capital, liquidity and the value of the properties securing the affected loan(s) in relation to the balance(s) of the loan(s), a default could have a material adverse affect on our results of operations and ability to obtain future financing. Likewise, one or more large uninsured or underinsured losses could have a material adverse affect on us. We currently believe, given our discussions with participants in the insurance markets, and the nature, physical characteristics and locations of our assets, that we have adequate coverages under our insurance policies (although, as noted above, we likely would have no coverage currently for losses caused by acts of terror).

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

         The Company classified the Summerfield Suites by Wyndham in West Hollywood, CA as “held for sale” at December 31, 2001. Held for sale properties are reported at the lower of the carrying amount or the estimated fair value less costs to sell. Based on this criteria, the Company recognized a loss of $250,000 for the year ended December 31, 2001 on this hotel. The sale of this hotel closed on July 24, 2002 and the Company recognized a gain on the sale of this hotel of $530,000 in the 2002 third quarter due to the expenses of the sale being less than expected.

         The Company has classified another one of its hotels as “held for sale” at September 30, 2002. Based on this classification, the Company recognized an impairment loss of $1,599,000 during the three months ended September 30, 2002 on this hotel. The actual loss that may be incurred on the sale of this hotel may be more or less than the estimated loss based on the final sales price and/or the actual costs incurred during the sales process.

REIT Qualification Tests. The Company is subject to numerous operational and organizational requirements to maintain its REIT status. Based on tests performed by management for the year ended December 31, 2001 and for the first, second and third quarters of 2002, the Company believes that it satisfied the requirements needed to maintain its REIT status. However, the Company is subject to audit and if the taxing authorities determined that the Company failed one or more of these tests, the Company could lose its REIT status. If the Company did not qualify as a REIT, its income would become subject to federal and state income taxes, which would be substantial, and the resulting adverse affects on the Company’s results of operations, liquidity and amounts distributable to shareholders would be material.

Accrual for Certain Litigation Settlements and Costs. In May 2000, the Company’s former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, certain IH Lessee entities and Mr. Fisher. Several claims brought against these and other, former defendants have been summarily dismissed or settled for nominal amounts ($100). The remaining claims in the suit allege that he was wrongfully terminated by the Company in breach of his employment contract with the Company, that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, and that Mr. Fisher breached certain fiduciary duties as a director and majority shareholder of certain of the IH Lessee entities. The Company, along with the IH Lessee and Mr. Fisher, is aggressively defending the remaining claim against it in the suit. The Company believes that if the suit is not settled or otherwise disposed of, it will be tried in a jury trial in early 2003. The Company has not recorded any loss provision relative to damages sought by the former executive other than an estimate of the legal costs of defense not expected to be covered by insurance policies.

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

         The Company has recognized $372,000 and $100,000 in the nine months ended September 30, 2002 and 2001, respectively, in costs related to defending this litigation. We may recognize additional costs related to this litigation in the remainder of 2002.

Results of Operations

Deferred Recognition of Percentage Lease Revenue under SAB 101

         The SEC has issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company reviewed the terms of its Percentage Leases and determined that the provisions of SAB 101 apply to the Company’s revenue recognition on an interim basis but have no impact on the Company’s annual Percentage Lease revenue recognition or its receipt of interim payments under the Percentage Leases from the Lessees. The Company’s quarterly distributions are based on Percentage Rent collected or due from the Lessees under the Percentage Leases (among other factors deemed relevant by our Board of Trustees), rather than Percentage Lease revenue recognized under SAB 101.

         The effect of the application of SAB 101 on the financial statements for the three months ended September 30, 2002 was to decrease Percentage Lease revenue by $2,073,000. The effect of the application of SAB 101 on the financial statements for the three months ended September 30, 2001 was to increase Percentage Lease revenue by $4,702,000. “Deferred Rent Revenue” represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the fourth quarter. At September 30, 2002 and 2001, “Deferred rent revenue” was $14,995,000 and $19,504,000, respectively,.

         For comparability purposes only, assuming that the amount included in “Deferred rent revenue” at September 30, 2002 and 2001 were recognized as Percentage Lease revenue at those dates, the Company would have had Percentage Lease revenue of $69,514,000 for the nine months ended September 30, 2002, compared with $85,106,000 for the nine months ended September 30, 2001.

Comparison of the Three Months Ended September 30, 2002 (“2002”) to the Three Months Ended September 30, 2001 (“2001”)

         The decrease in Percentage Lease revenue for 2002 from 2001 is due primarily to the decreased room revenues at the Hotels, which resulted primarily from a slowing economy beginning in early 2001 and the materially adverse affects that the September 11, 2001 attacks had, and continue to have, on travel, particularly business travel that historically has driven the Company’s business. The decreased room revenue resulted in less Percentage Rent being recognized in the 2002 third quarter. The decrease in Percentage Rent was partially offset by an increase in Base Rent. Generally, on January 1 of each year, the Base Rent and room revenue threshold for each hotel increases based on the change in the U.S. Consumer Price Index (the “CPI”) for the previous year.

         Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $9,611,000 in the aggregate for 2002 compared with $10,531,000 for 2001. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully depreciated in 2001 and the reduction in depreciation due to the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA, partially offset by the depreciation of renovations completed during 2001 and the amortization of the costs incurred in obtaining the Line of Credit covenant amendment.

         Interest expense for 2002 was $4,212,000, compared with $4,682,000 for 2001. This decrease is due primarily to principal reductions on the Company’s amortizing debt, the repayment of all borrowings outstanding on the Line of Credit in early June 2002, the capitalization of interest on the Company’s development costs incurred on the Saddle River, NJ project and decreases in the interest rates on the Company’s variable rate debt.

         Property taxes and insurance increased by $514,000, or 20%, in 2002, compared with 2001. This increase was due primarily to a $346,000 increase in insurance premiums, an increase in the accruals of certain hotels’ real estate taxes and the receipt in 2001 of certain real estate tax refunds that were not present in 2002. The Company has renewed its insurance policies effective November 1, 2002 and the premiums have increased an average of 19% from the previous policy year.

         General and administrative expenses increased by $125,000, or 19%, in 2002, compared with 2001 and increased as a percentage of total revenue to 3.7% in 2002 from 2.1% in 2001. This increase primarily resulted from the elimination of the bonus accrual for the Company’s executives in 2001 partially offset by the elimination of a $125,000 reserve for certain federal taxes in 2002. The increase in general and administrative expenses as a percentage of total revenues is due to the above and the lower total revenues in 2002 compared to 2001.

         Other charges included an accrual of $91,000 for legal costs related to the litigation with the Company’s former Chief Operating Officer.

         The Company recognized a $530,000 gain in 2002 from the sale of its Summerfield Suites by Wyndham hotel located in West Hollywood, CA in July 2002.

         The Company has recorded an impairment loss (which is included in “discontinued operations” in the statements of operations) of $1,599,000 on a hotel it has classified as held for sale as of September 30, 2002.

         Net loss applicable to common shareholders for 2002 was ($612,000), or ($0.02) per diluted share, compared with net income of $8,953,000, or $0.26 per diluted share, for 2001. This change is due primarily to the factors discussed previously.

Comparison of the Nine Months Ended September 30, 2002 (“2002”) to the Nine Months Ended September 30, 2001 (“2001”)

         The decrease in Percentage Lease revenue for 2002 from 2001 is due primarily to the decreased room revenues at the Hotels, which resulted in less Percentage Rent being recognized in 2002 partially offset by the increase in Base Rent as of January 1, 2002. Generally on January 1 of each year, the Base Rent for each hotel increases based on the change in the CPI for the previous year.

         Depreciation and Amortization was $29,826,000 in the aggregate for 2002, compared with $31,551,000 for 2001. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully depreciated in 2001, the suspension of depreciation on the Company’s hotel that is classified as held for sale and the reduction in depreciation due to the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA, partially offset by the depreciation of renovations completed during 2001 and the amortization of the costs incurred in obtaining the Line of Credit covenant amendment.

         Interest expense for 2002 was $13,025,000, compared with $14,007,000 for 2001. This decrease is due primarily to principal reductions on the Company’s amortizing debt, the repayment of all borrowings outstanding on the Line of Credit in early June 2002, the capitalization of interest on the Company’s development costs incurred on the Saddle River, NJ project and decreases in the interest rates on the Company’s variable rate debt.

         Property taxes and insurance increased by $1,552,000, or 20%, in 2002, compared with 2001. This increase was due primarily to a $976,000 increase in insurance premiums, the receipt in 2001 of $336,000 in real estate tax refunds which were not present in 2002 and an increase in the accrual for certain hotels’ real estate taxes.

         General and administrative expenses remained relatively constant in 2002, compared with 2001 and increased as a percentage of total revenue to 5.2% in 2002 from 4.1% in 2001. The increase in general and administrative expenses as a percentage of total revenues is due to the lower total revenues in 2002 compared to 2001.

         Other charges were $487,000 in 2002 and $100,000 in 2001. In 2002 and 2001, the Company accrued $372,000 and $100,000, respectively, for legal costs related to the litigation with the Company’s former Chief Operating Officer. In 2002, the Company accrued $115,000 in costs for legal and investment bank advisory services rendered to a special committee of the Company’s Board of Trustees that is considering the Company’s alternatives under the REIT Modernization Act.

         The Company recognized a $530,000 gain in 2002 from the sale of its Summerfield Suites by Wyndham hotel located in West Hollywood, CA in July 2002.

         The Company has recorded an impairment loss (which is included in “discontinued operations” in the statements of operations) of $1,599,000 on a hotel it has classified as held for sale as of September 30, 2002.

         Net loss applicable to common shareholders for 2002 was $(12,124,000), or $(0.34) per diluted share, compared with $(535,000), or $(0.02) per diluted share, for 2001. This change is due primarily to the factors discussed previously.

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

         The IH Lessee, which leases 61 of the Company’s hotels, reported net income of $142,000 for the nine months ended September 30, 2002. The IH Lessee currently anticipates that its net income for the full year ended December 31, 2002 will be approximately break-even. If actual results for the final quarter of the year are worse than anticipated, the IH Lessee may borrow on a margin account that is collateralized by 247,450 common shares and 20,500 preferred shares of the Company. The IH Lessee may borrow up to 50% of the current market value of the common and preferred shares. There is no assurance that the IH Lessee may be able to borrow under the margin account or that the lender will not demand repayment of outstanding borrowings under the margin account. Currently, the margin account has no outstanding balance. The IH Lessee is currently negotiating a line of credit with a major commercial bank. There can be no assurance that the IH Lessee will successfully complete this negotiation process.

         The Summerfield Lessee leases six of the Hotels (the “Wyndham-Leased Hotels”) that are not leased by the IH Lessee, under Percentage Leases. The obligations of the Summerfield Lessee under its Percentage Leases and related agreements are collateralized by $4,759,220 in irrevocable letters of credit, one of which is pledged to a lender, and are guaranteed by Wyndham. Wyndham’s quarterly report on Form 10-Q for the period ending September 30, 2002 states that Wyndham has shareholders’ equity in excess of $1 billion. However, the Wyndham 10-Q also reflects a net loss for the nine months ended September 30, 2002 of over $500 million. As a result, we believe that Wyndham relies exclusively on the cash flow of the Wyndham-Leased Hotels to generate sufficient cash flow to permit the Wyndham Lessee to pay rent and satisfy its capital expenditure and other obligations under its Percentage Leases.

Cash Flow Analysis

         Cash and cash equivalents (including restricted cash and restricted cash equivalents) at September 30, 2002 and 2001 were $38,261,000 and $27,149,000, including $6,439,000 and $7,636,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $9,094,000 and $11,003,000 at September 30, 2002 and 2001, respectively, that is held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels. The increase in cash balances is due primarily to the net proceeds from the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA of $12,280,000.

         Net cash provided by operating activities for the nine months ended September 30, 2002 and 2001 was $45,806,000 and $62,551,000, respectively. The $16,745,000 decrease is primarily due to the $15,592,000 reduction in Rent paid or payable under the Percentage Leases for the first nine months of 2002, as compared to the first nine months of 2001.

         Net cash used in investing activities was $12,159,000 for the nine months ended September 30, 2002. This was comprised primarily of (a) renovations at certain hotels of $14,220,000 and (b) costs on the Company’s hotel development in Saddle River, NJ of $13,824,000 (including franchise fees of $69,000), which were partially offset by (i) the net proceeds from the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA of $12,280,000 and (ii) withdrawals of $3,605,000 in cash from certain restricted cash accounts for renovations completed during the period.

         Net cash used in investing activities was $26,657,000 for the nine months ended September 30, 2001. This was comprised primarily of (a) renovations at certain hotels of $19,862,000; (b) development costs on the Company’s project in Tyson’s Corner, VA of $1,496,000, and (c) costs on the Company’s hotel development in Saddle River, NJ of $5,312,000.

         Net cash used by financing activities was $15,996,000 for the nine months ended September 30, 2002, consisting primarily of (a) distributions paid of $17,030,000; (b) the redemption of 22,909 Common Units in the Partnership for $236,000; (c) loan costs paid of $266,000; (d) net repayments on the Line of Credit of $21,000,000; and (e) principal payments on amortizing debt of $2,390,000, which were partially offset by $24,926,000 of proceeds from the issuance of 2,600,000 common shares.

         Net cash used by financing activities was $41,794,000 for the nine months ended September 30, 2001, consisting primarily of (a) distributions paid of $42,692,000; (b) the redemption of 178,860 Preferred Units and 152,574 Common Units in the Partnership for $3,893,000; (c) the repayment of a mortgage that matured of $3,027,000; (d) loan costs paid of $637,000; and (e) principal payments on amortizing debt of $2,277,000, which were partially offset by net borrowings under the Line of Credit of $11,000,000.

Distributions/Dividends

         The Company has paid regular distributions on its common shares and Common Units, and each of the 2002 first, second and third quarter distributions was $0.08 per share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit and each of the 2002 first, second and third quarter distributions was $0.275. Each Series A Preferred Share is entitled to annual dividends equal to the greater of (i) $2.15624 ($0.53906 payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible (1.48611). The Company paid a dividend of $0.53906 on each Series A Preferred Share for each of the 2002 first, second and third quarters. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status. The Company’s current policy is to distribute 100% of its taxable income.

Financing

         In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company has bank-funding commitments available under the Line of Credit of approximately $125,000,000 at September 30, 2002. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. During the first quarter, the Company negotiated an amendment to the Line of Credit. This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points. At September 30, 2002, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the operating environment in 2002 worsens substantially from the current trends and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit and/or significantly reduce its other planned capital expenditures. On January 1, 2003 the Line of Credit covenants reset to the original covenants contained in the loan agreement prior to the amendment. The Company expects to negotiate amendments to the original covenants as necessary to allow the Company to comply with the covenants, as they may be further amended, during 2003. However, there can be no assurances that the Company will successfully complete such negotiations.

         The following table summarizes certain information concerning the Company’s debt at September 30, 2002 and 2001:

	2002		2001

Investment in hotels, at cost	$869,337,000		$855,725,000
Debt	237,726,000		251,880,000
Percentage of debt to investment in hotels, at cost	27.3%		29.4%
Percentage of fixed rate debt to total debt	95.8%		91.7%
Weighted average interest rates on:
Fixed rate debt	7.54%		7.54%
Variable rate debt	1.35%		3.91%
Total debt	7.28%		7.24%

Number of hotels properties:
Encumbered	39		39
Unencumbered	28		28
Debt Service Coverage Ratios
Interest coverage ratio (EBITDA divided by interest expense)	4.2	x	5.5	x
Fixed charge coverage ratio (EBITDA divided by fixed charges)	1.7	x	2.2	x
Total debt to EBITDA	3.2	x	2.5	x

         The Company includes the following in fixed charges for purposes of calculating the fixed charge coverage ratio: interest expense, dividends on the Series A Preferred Shares, distributions on the Class B Preferred Units, principal amortization, and a furniture, fixtures and equipment replacement reserve calculated at 4% of room revenue at the Hotels. The Company includes rent deferred under SAB 101 in its calculation of EBITDA.

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

         Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the Hotels, such as Marriott’s requirements to substantially upgrade and “refresh” the Company’s Generation 1 Residence Inn by Marriott hotels. Management believes that for the foreseeable future the Company will continue to spend more on capital expenditures than it is required to make available to the Lessees under the Percentage Leases or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include for any given year market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2002, management expects to spend $20 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to borrow under the Line of Credit.

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

Inflation

         Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, generally possess the ability to adjust room rates quickly. However, competitive pressures and other factors have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation. In fact, despite inflation, room rates have decreased over the last two years. Inflation has been modest in the past few years. However, there can be no assurance that these modest inflation levels will not increase in future years or that the Company will not continue to be constrained from raising room rates.

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

         The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three and nine months ended September 30, 2002 and 2001 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) applicable to common shareholders	($612)	$8,953	($12,124)	($535)
Minority interest, common	(5)	348	(423)	(20)
Minority interest, preferred	1,069	1,122	3,205	3,365
Gain on sale of hotel	(530)	—	(530)	—
Impairment loss on held for sale hotel	1,599	—	1,599	—
Depreciation	9,025	10,016	28,087	30,027
Preferred share dividends	2,496	2,496	7,488	7,488
Deferred rent revenue	2,073	(4,702)	14,995	19,504

FFO	$15,115	$18,233	$42,297	$59,829

Denominator for diluted earnings per share	37,167,613	34,495,265	35,664,440	34,483,168
Weighted average
Common Units	1,207,613	1,298,396	1,252,928	1,330,596
Preferred Units	3,884,469	3,884,469	3,884,469	3,904,124
Convertible preferred shares	6,857,493	6,857,493	6,857,493	6,857,493

Denominator for FFO per share	49,117,188	46,535,623	47,659,330	46,575,381

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

         Cautionary statements set forth in reports filed by the Company from time to time with the SEC discuss important factors with respect to such forward-looking statements. These factors include, without limitation, (i) risks that disruptions in oil imports or higher oil prices, changes in domestic or international political environments, war, terrorism or similar activity would have results that could negatively affect the travel industry and/or Company in ways and to an extent that cannot be anticipated, (ii) the relative strength and performance of businesses and industries that are important demand generators in the Company’s key markets, (iii) international, national, regional and local economic conditions that will, among other things, affect demand for the Company’s hotel rooms and the availability and terms of financing, (iv) the Company’s ability to maintain its properties in competitive condition, (v) the Company’s ability to acquire or develop additional properties and risks that potential acquisitions or developments may not perform in accordance with expectations, (vi) changes in travel patterns, pricing methods and mechanisms, or the prevailing means of commerce, i.e., e-commerce, and (vii) the complex tax rules that the company must satisfy to qualify as a REIT, and other governmental regulation. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be attained or that any deviations will not be material.

Recently Issued Accounting Pronouncements

         The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 145 that changes the reporting of gains and losses from the extinguishment of debt and amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the reporting of gains and losses from debt extinguishment must be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt, which was classified as an extraordinary item in prior periods presented, that does not meet certain criteria for classification as an extraordinary item must be reclassified. We did not have any gains or losses on extinguishment of debt during the nine months ended September 30, 2002 or 2001 and, therefore, SFAS No. 145 had no effect on our financial statements.

         The FASB has also issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS No. 146 on our results of operations and financial position.

INNKEEPERS USA TRUST
ITEM 3 - QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

         The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. At September 30, 2002, the Company had total outstanding indebtedness of approximately $237,726,000. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 95.8% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 7.54% at September 30, 2002. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         For debt obligations outstanding at September 30, 2002, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Fixed rate debt	$1,076	$4,563	$4,890	$5,891	$6,408	$204,898	$227,726	$227,726
Average interest rate	7.57%	7.56%	7.57%	7.59%	7.59%	7.54%	7.54%	—
Variable rate debt	—	—	—	—	—	$10,000	$10,000	$10,000
Average interest rate	—	—	—	—	—	1.35%	1.35%	—

         The table incorporates only those exposures that existed as of September 30, 2002 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

         The Company’s Line of Credit, which currently has no outstanding borrowings under it, matures in July 2004. All of our other debt matures in 2007 or thereafter.

INNKEEPERS USA TRUST
ITEM 4 – CONTROLS AND PROCEDURES

Innkeepers USA Trust

         Within ninety (90) days prior to the filing date of this report, the Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.

         Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of November 14, 2002, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

         There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Innkeepers Hospitality

         The following information has been provided to the Company by Innkeepers Hospitality (“IH”)

          Within ninety (90) days prior to the filing date of this report, IH evaluated, under the supervision and with the participation of the IH’s management (including its vice president of accounting), the effectiveness of the design and operation of its disclosure controls and procedures.

         Based on IH management’s evaluation of such disclosure controls and procedures, IH’s vice president of accounting has informed the Company that he has concluded that such controls were effective as of November 14, 2002, are operating as designed and will alert him on a timely basis to any material information relating to IH required to be included in the Company’s periodic SEC filings.

         There have been no significant changes in IH’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

INNKEEPERS USA TRUST
PART II - OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

         (a)      Exhibits – None.

         (b)      Reports on Form 8-K – The Company filed with the SEC a Current Report on Form 8-K on August 14, 2002 that contained the certifications of Jeffrey H. Fisher, the Company’s Chief Executive Officer, and David Bulger, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST
November 14, 2002	/s/ GREGORY M. FAY

Gregory M. Fay Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

(a)      CEO Certification

I, Jeffrey H. Fisher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Innkeepers USA Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ JEFFREY H. FISHER

Jeffrey H. Fisher Chairman of the Board and Chief Executive Officer

(b)      CFO Certification

I, David Bulger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Innkeepers USA Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ DAVID BULGER

David Bulger Chief Financial Officer

(c)      Innkeepers Hospitality Vice President of Accounting

I, Roger Pollak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Innkeepers USA Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact relating to Innkeepers Hospitality or omit to state a material fact relating to Innkeepers Hospitality necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Innkeepers Hospitality as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Innkeepers Hospitality and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Innkeepers Hospitality, including its combined affiliates, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Innkeepers Hospitality’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to Innkeepers Hospitality’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Innkeepers Hospitality’s ability to record, process, summarize and report financial data and have identified for Innkeepers Hospitality’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Innkeepers Hospitality’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ ROGER POLLAK

Roger Pollak Vice President of Accounting Innkeepers Hospitality