Form 10-K
period 2002-12-31
INNKEEPERS USA TRUST/FL
filed 2003-03-14
CIK 926866

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-24568

INNKEEPERS USA TRUST

(Exact name of registrant as specified in its charter)

Maryland	65-0503831

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

306 Royal Poinciana Way, Palm Beach, Florida	33480

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 835-1800

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
SERIES A PREFERRED SHARES, par value of $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
COMMON SHARES, par value of $.01 per share	New York Stock Exchange

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          The number of shares outstanding of the registrant’s only class of common equity, its common shares, $.01 par value per share, as of March 3, 2003, was 37,486,913.  The aggregate market value of the common shares held by nonaffiliates of the registrant was approximately $349,000,000 (based on the common share price on June 28, 2002).

Documents Incorporated by Reference

          Portions of the Registrant’s 2002 proxy statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 7, 2003 are incorporated by reference into Part III hereof.

          This report contains and incorporates by reference “forward-looking statements” within the meaning of Federal Securities Laws including, without limitation, statements containing the words “estimates,” “projects,” “believes,” “anticipates,” “expects” and words of similar import.  factors identified or incorporated by reference in this report which could cause actual results to differ include but are not limited to those discussed in the sections entitled “Risk Factors,” “Internal Growth Strategy,” “Property Operations,” “Acquisition and Development Strategy,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Such forward-looking statements relate to future events and the future financial performance of our company and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from the results or achievement expressed and implied by such forward-looking statements.  These risks, uncertainties and other factors are discussed in the “Risk Factors” section of this Annual Report on Form 10-K, and in other reports filed by us from time to time with the Securities and Exchange Commission.  We are not obligated to update any such factors or to reflect the impact of actual future events or developments on such forward-looking statements.

PART I

Item 1.          Business

(a)          General

               Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”).  Innkeepers owns interests in 67 hotels with an aggregate of 8,196 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”).

               The Company leases 61 of the Hotels to Innkeepers Hospitality, Inc. (or affiliated entities, collectively the “IH Lessee”) and six of the Hotels (the “Summerfield Hotels”) to affiliates of Wyndham International, Inc. (the “Summerfield Lessee” and together with the IH Lessee, the “Lessees”), pursuant to percentage leases (the “Percentage Leases”).  The Percentage Leases allow the Company to participate in revenue from the Hotels by providing for the payment of rent based on percentages of room revenues.  Each Percentage Lease also provides for a minimum base rent to be paid in the event that percentage rent does not exceed that base rent.  The IH Lessee manages 44 of the Hotels it leases from the Company.  The IH Lessee has entered into management contracts (the “Marriott Management Agreements”) with wholly-owned subsidiaries of Marriott International, Inc. (“Marriott”) to manage 17 of the Hotels.  The Summerfield Lessee has entered into management contracts with its affiliates to manage the six Summerfield Hotels.

               Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Lessee.  Rolf E. Ruhfus, a Trustee of the Company, is also a director of Wyndham International, Inc.

               Recent Events

               Management Conversion of Marriott-Managed Hotels.  In January 2003, the Company and the IH Lessee entered into a letter of intent with Marriott for a transaction under which the IH Lessee will convert the Marriott Management Agreements into long-term franchise agreements.  The IH Lessee will pay a royalty fee of 6½ % of room revenues to Marriott for the first ten years of each franchise agreement and a 5 % royalty thereafter.  The term of the franchise agreements will be a minimum of 15 years.  Marriott will have enhanced rights to terminate after 10 years the franchise agreements for the five “Generation 1” Residence Inn by Marriott hotels that are among the 17 hotels, and Marriott will have the right to terminate the franchise agreement for one hotel after four years.  The IH Lessee will also pay Marriott a conversion fee each year for 10 years, beginning in 2004, equal to $850,000 plus 50% of aggregate available cash flow (after rent under the Percentage Leases) in excess of a specified threshold.  A portion of the conversion fee allocable to any hotel will be waived for a year if, generally, the hotel’s room revenues for that year decline below certain levels and certain other conditions are met.  The Company will guarantee the IH Lessee’s obligations under the new franchise agreements, including payment of the conversion fee.  In connection with these conversions, the IH Lessee and the Company will generally release Marriott from any liability accruing with respect to any Marriott-branded hotel owned by the Company as of the conversion date.  The IH Lessee expects to convert four of the 17 hotels on or about March 28, 2003 and the balance on or before June 20, 2003.  The terms described above and the conversion of the 17 hotels to management by the IH Lessee are subject to the execution of definitive documentation by the IH Lessee, Marriott and the Company, and the satisfaction of other conditions including obtaining lender consents.

               Potential Transaction Involving the IH Lessee’s Lease Position.  Prior to the passage of the REIT Modernization Act (“RMA”) effective January 1, 2001, REITs were generally required to lease their hotels to entities in which they owned less than a 10% interest.  The RMA permits a REIT to lease its hotels to taxable REIT subsidiaries (“TRS”) in which the REIT can own up to a 100% interest.  TRS pay corporate level income tax and may retain any after-tax income.  A REIT must satisfy certain conditions to use the TRS structure.  One of those conditions is that the TRS must hire, to manage the hotels, an ‘eligible independent contractor’ (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT.  An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT and the REIT cannot own any debt or equity securities of the EIC).  Affiliates of the IH Lessee are in the process of obtaining management contracts on hotels owned by parties other than the REIT, in order to qualify as an EIC.

               Due to Mr. Fisher’s control of the IH Lessee and his position with the Company, the Company’s Board of Trustees formed a special committee of disinterested trustees, consisting of all of the Company’s trustees other than Mr. Fisher, to review the strategic alternatives regarding the lessee position available under the RMA.  The special committee engaged an independent financial advisor to assist it in the analysis and also retained independent counsel to advise it in connection with the negotiations and any transaction.  In December 2002, the special committee began negotiations with the IH Lessee regarding the possible structure and terms of a transaction (the “TRS Transaction”), and those negotiations are continuing.

               Overview of the Company’s Hotels

               The Company focuses primarily on upscale extended-stay hotels and 52 of the Company’s 67 hotels are in the upscale extended-stay segment.  Upscale extended-stay hotels are typified by the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their service and amenities include complimentary breakfast and evening cocktails, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large rooms, quality construction, full separate kitchens, quality room furnishings, pool, and exercise facilities.  The upscale extended-stay hotel concept was developed by Jack P. DeBoer, who founded the Residence Inn brand and, with co-founder Rolf E. Ruhfus, the Summerfield Suites brand.  Both Mr. DeBoer and Mr. Ruhfus serve on the Company’s Board of Trustees.

               The following charts set forth certain information with respect to the Hotels at December 31, 2002:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites

Upscale Extended-Stay
Residence Inn by Marriott	46	5,489
Summerfield Suites by Wyndham	5	650
Sunrise Suites	1	96

	52	6,235

Mid-Priced
Hampton Inn	12	1,526
Courtyard by Marriott	1	136
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204

	15	1,961

	67	8,196

State	Number of Hotels	Number of Suites/Rooms	Percentage of Suites/Rooms

California	10	1,512	18.4%
Washington	5	624	7.6
Florida	5	599	7.3
Illinois	4	560	6.8
Texas	4	544	6.6
Michigan	5	516	6.3
New Jersey	4	482	6.0
Georgia	3	429	5.2
Pennsylvania	3	325	4.0
New York	3	319	3.9
Maryland	2	310	3.8
Virginia	3	305	3.7
Massachusetts	2	303	3.7
Colorado	2	284	3.5
Connecticut	2	192	2.3
Kentucky	2	176	2.1
Indiana	2	168	2.0
Minnesota	1	126	1.5
Oregon	1	112	1.4
North Carolina	1	88	1.1
Ohio	1	80	1.0
Maine	1	78	1.0
Kansas	1	64	0.8

	67	8,196	100.0%

(b)	Financial Information About Industry Segments

The Company is in the business of acquiring equity interests in hotel properties and limits its activities to one industry segment.

(c)	Narrative Description of Business

          General.  The Company is a self-administered Maryland real estate investment trust, which owned equity interests in 67 hotels with an aggregate of 8,196 rooms/suites at December 31, 2002.  The Company had 22 employees at December 31, 2002.  The ownership of the Partnership is as follows at December 31, 2002:

	Common Units	%	Class A Preferred Units (1)%		Class B Preferred Units (1)%

Innkeepers	37,483,913	96.98%	4,630,000	100.00%	—	—
Third parties	1,167,893	3.02%	—	—	3,884,469	100.00%

Total	38,651,806	100.00%	4,630,000	100.00%	3,884,469	100.00%

(1)		For a description of the Class A Preferred Units and the Class B Preferred Units, please see Note 5 to the Company’s financial statements beginning on page F-1.

               Internal Growth Strategy.  The Percentage Leases are designed to allow the Company to participate in growth in room revenue at the Hotels by providing for the payment of rent based upon percentages of room revenues (“Percentage Rent”).  Under the Percentage Leases, once room revenues at a Hotel reach a specified level (a “Revenue Break Point”), the Company receives between 68% and 70% of incremental room revenues.  Each Percentage Lease also provides for a fixed annual base rent (“Base Rent”).  Percentage Rent and Base Rent are referred to sometimes in this document as “Rent.”  The Percentage Leases generally provide that annual Base Rent and the Revenue Break Points for the payment of Percentage Rent are adjusted annually based on changes in the U.S. Consumer Price Index (“CPI”).

               The Company seeks to increase Percentage Lease payments through the following: (i) aggressive asset management, which includes monitoring the operators’ marketing programs, sales management policies and operational initiatives at the Hotels, (ii) significant and continuing reinvestment in the Hotels, and (iii) the possible development of hotels on a selected basis.

               Sales and Revenue Management.  The IH Lessee uses market-oriented sales management programs to coordinate, direct and manage the sales activities of personnel located at each hotel it operates.  Each property has a detailed marketing and business plan that outlines its strategy relative to corporate accounts, market segments, group revenue targets and new business goals.

               Daily and weekly sales reports are generated by each salesperson through the daily use of an account management database program.  Sales associates input data that identifies all sales related activities which have taken place during the day (e.g., appointments, sales calls, direct mailings, incoming calls) and the results of such actions (e.g., appointments made, literature sent, revenue booked).  Each salesperson also inputs any comments made by prospective or existing customers, the potential for new or continued business and the timing of the follow-up action required. The data from each hotel is synchronized regularly with the corporate office and maintained in a master database for monitoring and strategy purposes.

               At December 31, 2002, the IH Lessee employed four regional managers and dedicated sales associates at each hotel to oversee sales and marketing efforts. The sales reports permit management to promptly evaluate a salesperson’s productivity as measured by the quantity of sales calls versus targets, call results and revenue booked.  These sales reports also allow comparisons of the ongoing sales efforts at the applicable hotel to the marketing and business plan established for each hotel and allow management to adapt the marketing and business plan accordingly.

               The IH Lessee employs a corporate revenue management team to provide leadership, guidance and expertise in support of the properties’ planning and execution of fundamental revenue management principles.  This includes pricing relative to market demand and competitors’ pricing; corporate account and group pricing; yield management tactics; and turndown and market share analysis.  Additionally, this team ensures that each property’s reservation system is set up effectively.  Marriott and the Summerfield Lessee have similar initiatives in place.

               Capital Improvements, Renovation and Refurbishment.  The Percentage Leases require the Lessees to maintain the Hotels in a condition that complies with their respective franchise licenses and the Marriott Management Agreements, among other requirements.  In addition, the Company may upgrade the Hotels in order to capitalize on opportunities to increase revenue, and as needed to meet competitive conditions and preserve asset quality.  The Company may also renovate Hotels when it believes the investment in renovations will provide an attractive return to the Company through increased revenue under the Percentage Leases or is otherwise in the best interests of the Company.

               The Percentage Leases generally obligate the Company to make available to the Lessees an amount equal to 4% or 5% of room revenue, on a monthly basis, for use by the Lessees (or Marriott, under the Marriott Management Agreements) to repair or replace furniture, fixtures and equipment and for other capital expenditures at the Hotels.  The Company’s obligation is cumulative and carries forward to the extent that such amounts are not used by the Lessees (or Marriott).  The Company expended approximately $21 million, $30 million and $19 million in 2002, 2001 and 2000, respectively, for furniture, fixtures and equipment and certain other capital expenditures at the hotels owned during these periods.  The Company expects to spend approximately $25 million for such purposes in 2003.  These amounts substantially exceeded the amounts required to be made available under the Percentage Leases.

               The Company anticipates that it will engage an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects in 2003.  The Company anticipates that it will enter into renovation contracts with the Hatchett affiliate totaling approximately $2 to $3 million in 2003.  The affiliate of Hatchett is approximately 45% owned by Equity Inns, Inc. (“Equity”).  An affiliate of the IH Lessee is negotiating to manage a hotel owned by Equity commencing in 2003.  The IH Lessee expects this contract to assist its affiliates in qualifying as an EIC under the RMA, which would facilitate a TRS Transaction.  The Company has taken, and will continue to take, steps to confirm that the pricing, quality and service that the Hatchett affiliate provides is substantially comparable to that which is generally available in the marketplace for products and services that the Company will acquire from or through the Hatchett affiliate.

               Property Operations – The IH Lessee.  The Company believes that the quality of the on-site hotel operators is important to the future growth in Percentage Lease revenue from the Hotels.  The IH Lessee leases 61 of the Hotels pursuant to the Percentage Leases.  The IH Lessee and its affiliates manage 44 of the Hotels and, as described in “– Management Conversion of Marriott-Managed Hotels,” beginning in 2003, the IH Lessee expects to manage 61 of the Hotels.

               Under the Percentage Leases, the IH Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels that it leases.  Such functions include front desk, accounting, periodic reporting, ordering supplies, direct sales and marketing, maid service, laundry, and preventive maintenance and repairs.  The IH Lessee is entitled to all revenue from the Hotels after the payment of rent under the Percentage Leases and other operating expenses, including any management fees payable to third-party managers.

               The IH Lessee operates Hampton Inn, Residence Inn by Marriott, Courtyard by Marriott and Holiday Inn Express hotels under franchise agreements.  The Company has paid or will pay the cost of obtaining certain franchise license agreements.  The franchise agreements require the IH Lessee to pay fees based on a percentage of hotel revenue.  As described above under “– Management Conversion of Marriott-Managed Hotels,” the IH Lessee will be obligated to pay additional conversion fees under the franchise agreements expected to be executed for the 17 hotels currently managed by Marriott.   The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards.  The results of these inspections can result in additional capital expenditure requirements for the Company, or additional operational, marketing or repairs and maintenance expenses for the IH Lessee.  The Company has guaranteed certain obligations of the IH Lessee under the franchise licenses, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.  See “–Internal Growth Strategy – Sales and Revenue Management” above for more information on the IH Lessee’s operations, and “Properties – The Percentage Leases” below for further information on the Percentage Leases.

               Property Operations – Marriott Management.  Marriott currently operates 16 Residence Inn by Marriott hotels and one TownePlace Suites by Marriott hotel pursuant to the Marriott Management Agreements with the IH Lessee.  The Marriott Management Agreements allow the hotels subject thereto to be operated as Residence Inn by Marriott or TownePlace Suites hotels for the duration of the agreements, provided that the hotels are maintained in accordance with system standards.

               Under each Marriott Management Agreement, the IH Lessee is required to pay to Marriott a base management fee, a franchise system fee and a marketing fee, all of which are based on the revenues at the relevant

Hotel, and an incentive management fee based on net income of the hotel.  The IH Lessee is responsible for making all payments to Marriott under the Marriott Management Agreements.  The Company has loaned the IH Lessee the working capital deposit required under the IH Lessee’s management agreements with Marriott (these loans totaled $860,000 at December 31, 2002).  The Company has also agreed to be secondarily liable for certain of the IH Lessee’s obligations, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.  Please also refer to “– Management Conversion of Marriott-Managed Hotels” above.

               Property Operations – The Summerfield Lessee.  The Summerfield Lessee leases and operates six of the Summerfield Hotels. Under the Percentage Leases, the Summerfield Lessee generally is required to perform or provide for all operational and management functions necessary to operate the Hotels.  Such functions include accounting, periodic reporting, ordering supplies, front desk, advertising and marketing, maid service, laundry, and repairs and maintenance.  The Summerfield Lessee is entitled to all revenue from the hotels after the payment of rent under the Percentage Leases, management or franchise fees and any other hotel operating expenses (including property and casualty insurance).  Summerfield may be terminated as lessee of a hotel if certain performance criteria set forth in the Percentage Leases are not met, subject to certain exceptions.

               The Company believes that the Summerfield Lessee failed certain performance tests at one or more of the Summerfield Hotels in 2002, which may give rise to certain rights under the Percentage Leases for the effected Summerfield Hotels, possibly including the right to terminate those Percentage Leases.  The Company is in discussions with the Summerfield Lessee regarding the Company’s rights under the Percentage Leases and a possible resolution of these matters.

               Acquisition and Development Strategy.  The Company’s primary acquisition and development strategy includes acquiring or developing hotels that are (i) upscale extended-stay hotels, (ii) located in markets with relatively high barriers to entry and/or strong demand characteristics and (iii) located near other hotels owned by the Company thereby allowing its operators to enhance revenue by capitalizing on local knowledge and directing overflow business to Company-owned hotels.  The Company also seeks to selectively acquire under-performing hotels to which the Company can add value through repositioning in the market, renovation or re-flagging to premium hotel brands.

               Target Markets.  The Company’s focus is on markets that have high barriers to entry relative to other markets, such as in the Middle Atlantic (specifically New York and New Jersey), New England, and the Pacific coast region states, which are generally characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale extended-stay hotel and the relatively higher costs associated with such development.  In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares.  Additionally, the Company seeks hotels in proximity to hotels already owned by the Company, where the Company’s operators may draw upon their knowledge of local market conditions, develop certain economies of scale and cross-market among the Hotels in the same area.

               Acquisition of Upscale Extended-Stay Hotels.  The Company focuses on acquiring upscale extended-stay hotels because of the performance of that segment, which has resulted primarily (i) from the prevailing social and economic changes that are increasing the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training for employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, (ii) from the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays and (iii) because we believe that the demand for hotel rooms by guests who stay longer than five consecutive room nights has exceeded the number of currently existing extended-stay hotel rooms.  Extended-stay hotels also require less staff and have lower fixed costs than full-service hotels and are designed and operated in a way that typically has resulted in higher operating margins than most full-service hotels.  Relatively low fixed costs and relatively high margins, as compared to full-service hotels, help maintain and enhance the cash flow from, and asset value of, extended-stay hotels, particularly in a down economic period.  The Company also believes that its relationships, particularly with

Marriott, will provide it with opportunities to acquire desirable hotel properties, primarily in the upscale, extended-stay segment.

               Acquisition of Under-Performing Hotels.  Although the primary focus of the Company is on the upscale extended-stay segment, the Company will from time to time consider acquisition of under-performing mid-priced and full-service hotels that have the potential for strategic repositioning in the market or re-flagging to a premium franchise brand, or that can benefit from substantial renovation.  Generally, hotels that meet the Company’s investment criteria include (i) poorly managed hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in deteriorated physical condition that could benefit significantly from renovation, and/or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard by Marriott.

               Development.  The Company developed and opened a 121-room Residence Inn by Marriott hotel located in Tysons Corner, VA on January 8, 2001.  The total cost of this project was $14.0 million.

               The Company developed and opened a 174-room Residence Inn by Marriott hotel located in Saddle River, NJ on September 15, 2002.  The total cost of this project was $22.9 million.

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

               Risk Factors.  An investment in the Company is subject to significant risks, including those that we disclose in reports filed from time to time with the SEC.  A discussion of “Risk Factors” is included in this Annual Report on Form 10-K beginning on page R-1.

               Available Information.  The Company’s Internet website is www.innkeepersusa.com.  The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.  The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

Item 2.          Properties

               The following table sets forth certain information regarding the Hotels.

	Year Ended December 31, 2002

	Number of Suites/ Rooms	Room Revenue	Lease Payment (1)	Occupancy (2)	ADR (2)	RevPAR (2)

Residence Inn:
Addison, TX	150	$3,136,557	$1,283,323	67.86%	$84.42	$57.29
Altamonte Springs, FL	128	2,780,768	1,194,229	71.02	83.81	59.52
Arlington, TX	114	2,845,687	1,233,816	77.06	88.75	68.39
Atlanta (Downtown), GA	160	4,124,896	1,440,529	70.33	100.43	70.63
Atlanta (Peachtree Corners), GA	120	2,414,753	1,010,523	69.30	79.55	55.13
Bellevue, WA	120	4,328,140	2,133,271	77.75	127.10	98.82
Binghamton, NY	72	1,711,502	658,716	74.29	87.66	65.13
Bothell, WA	120	3,233,182	1,434,312	69.37	106.41	73.82
Cherry Hill, NJ	96	2,641,347	1,055,841	81.18	92.86	75.38
Columbus East, OH	80	1,657,967	506,476	68.64	82.72	56.78

	Year Ended December 31, 2002

	Number of Suites/ Rooms	Room Revenue	Lease Payment (1)	Occupancy (2)	ADR (2)	RevPAR (2)

Denver (Downtown), CO	156	4,365,140	1,773,132	82.57	92.85	76.66
Denver (South), CO	128	2,951,711	1,223,343	71.39	88.49	63.18
East Lansing, MI	60	1,451,191	570,324	72.67	91.19	66.26
Eden Prairie, MN	126	2,588,857	912,178	70.03	80.38	56.29
Fort Wayne, IN	80	1,421,546	486,615	66.82	72.86	48.68
Fremont, CA	80	2,008,424	712,544	67.27	102.25	68.78
Gaithersburg, MD	132	4,110,076	1,950,199	81.87	104.19	85.31
Grand Rapids, MI	96	2,203,754	906,704	73.40	85.69	62.89
Harrisburg, PA	80	2,395,833	1,028,237	80.16	102.36	82.05
Indianapolis, IN	88	1,759,839	527,715	69.88	78.41	54.79
Lexington, KY	80	1,945,678	714,625	79.42	83.90	66.63
Livonia, MI	112	3,127,597	1,293,039	81.12	94.32	76.51
Louisville, KY	96	2,283,214	1,027,946	80.31	81.13	65.16
Lynnwood, WA	120	3,165,316	1,586,325	82.44	87.66	72.27
Mountain View (Palo Alto), CA	112	3,901,988	2,130,805	72.37	131.90	95.45
Ontario, CA	199	5,809,981	2,731,837	81.37	98.30	79.99
Portland, ME	78	1,950,467	781,057	81.09	84.48	68.51
Portland South, OR	112	2,694,829	1,384,637	82.60	79.81	65.92
Richmond, VA	80	1,804,340	649,974	74.68	82.74	61.79
Richmond NW, VA	104	1,879,306	898,981	61.88	80.01	49.51
Rosemont, IL	192	5,955,608	2,693,919	81.57	104.19	84.98
Saddle River, NJ	174	926,077	261,339	41.25	119.48	49.28
San Jose, CA	80	2,811,947	1,258,940	83.34	115.55	96.30
San Jose South, CA	150	5,056,581	2,183,344	77.04	119.89	92.36
San Mateo, CA	159	4,491,978	1,989,865	73.92	104.71	77.40
Shelton, CT	96	2,947,734	1,368,517	76.17	110.44	84.12
Silicon Valley I, CA	231	6,866,373	3,477,046	69.30	117.51	81.44
Silicon Valley II, CA	247	7,089,802	3,631,420	63.73	123.39	78.64
Troy (Central), MI	152	3,543,344	1,582,109	66.86	95.52	63.87
Troy (Southeast), MI	96	1,977,931	735,353	60.61	93.13	56.45
Tukwila, WA	144	3,775,265	2,190,240	77.94	92.16	71.83
Tyson’s Corner, VA	121	3,824,273	1,976,981	72.49	119.45	86.59
Vancouver, WA	120	2,326,862	1,472,026	71.90	73.89	53.12
Wichita East, KA	64	1,451,385	471,814	75.06	82.77	62.13
Windsor, CT	96	2,569,259	963,275	73.34	99.98	73.32
Winston-Salem, NC	88	1,676,508	638,056	67.55	77.27	52.20
Summerfield Suites:
Addison, TX	132	2,478,357	1,297,150	68.94	74.62	51.44
Belmont, CA	132	4,694,222	2,285,983	82.58	117.98	97.43
El Segundo	122	3,831,358	1,665,084	88.92	96.76	86.04
Las Colinas, TX	148	4,336,509	1,880,058	84.46	95.04	80.28
Mount Laurel, NJ	116	3,406,532	1,246,189	91.64	87.79	80.46
West Hollywood, CA (3)	—	1,861,690	819,583	80.62	103.85	83.72
Hampton Inn:
Albany (Latham), NY	126	2,555,640	1,292,191	60.22	92.28	55.57
Germantown, MD	178	2,682,273	1,203,227	51.65	79.94	41.28
Islandia (Long Island), NY	121	3,852,032	2,014,928	67.55	129.12	87.22
Lombard, IL	128	1,897,600	737,759	51.25	79.25	40.62
Naples, FL	107	1,533,558	500,330	52.61	74.64	39.27
Norcross, GA	149	1,749,902	762,048	50.30	63.97	32.18
Schaumburg, IL	128	2,296,473	1,103,454	57.19	85.95	49.15
Tallahassee, FL	93	2,130,475	1,103,577	81.05	77.44	62.76
West Palm Beach, FL	135	2,331,845	881,738	69.40	68.18	47.32
Westchester, IL	112	2,417,311	1,221,462	63.91	92.53	59.13
Willow Grove (Philadelphia), PA	150	3,772,820	2,019,323	68.35	100.81	68.91
Woburn, MA	99	1,996,458	854,394	54.63	101.13	55.25
Sunrise Suites:
Tinton Falls, NJ	96	2,760,933	900,174	78.98	99.76	78.79

		Year Ended December 31, 2002

	Number of Suites/ Rooms	Room Revenue	Lease Payment (1)	Occupancy (2)	ADR (2)	RevPAR (2)

Holiday Inn Express:
Lexington, MA	204	2,751,641	1,037,193	41.70	88.63	36.95
Courtyard:
Fort Lauderdale, FL	136	2,686,038	1,211,976	63.72	84.92	54.11
TownePlace Suites:
Horsham, PA	95	2,158,229	1,152,871	85.42	72.86	62.24

Consolidated Total / Weighted Average	8,196	$200,166,707	$89,326,189	71.09%	$94.84	$67.42

(1)	Represents Percentage Lease revenue from the Lessees to the Company calculated in accordance with the Percentage Leases.
(2)

Represents the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Hotels for the year.  RevPAR for a hotel is calculated by multiplying its ADR by its occupancy rate.

(3)	Hotel sold on July 24, 2002. Information for this hotel is limited to the period owned by the Company.

               The Percentage Leases.  Each Percentage Lease contains provisions substantially similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain substantially similar provisions.

               Percentage Lease Terms.  Each Percentage Lease has an initial term of at least ten years (except that the leases for the Tysons Corner, VA and Saddle River, NJ hotels have terms of five years), subject to earlier termination upon the occurrence of defaults thereunder and certain other events described in the Percentage Lease.  Each of the IH leases has a cross default provision with the other leases between the Company and the IH Lessee.  The terms of the oldest of the Company’s Percentage Leases begin expiring in the fourth quarter of 2004.  Certain of the Percentage Leases contain renewal terms of up to 15 years, which may be exercised by the Lessees.  Under the renewal provisions for each such Percentage Lease, the rent formula for the renewal term will be re-set to produce a then-current market rate rent.  The Company also currently expects to renew any expiring Percentage Lease with the IH Lessee that does not specifically provide for a renewal term with a rent formula that is set to produce a then-current market rate rent.

               Amounts Payable Under the Percentage Leases.  The Lessees are obligated to pay to the Company the greater of Base Rent or Percentage Rent.  Percentage Rent is based on percentages of room revenues for each of the Hotels.  Both the Base Rent and the Revenue Break Point (as defined in “Business – Narrative Description of Business – Internal Growth Strategy” above) in each Percentage Rent formula are adjusted annually for inflation based upon the change in the CPI during the prior calendar year.  The CPI increases effective January 1, 2003 and 2002 were 2.37% and 1.30%, respectively.  Under the Percentage Rent formula, the Company receives between 30% and 36.5% of room revenue up to the Revenue Break Point and between 68% and 70% of room revenue in excess of the Revenue Break Point.

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

               Maintenance and Modifications.  The Percentage Leases obligate the Company to make available to the Lessees for the repair, replacement and refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels, when and as deemed necessary by the Lessees, an amount equal to 4% or 5% of room revenues, per month on a cumulative basis.  The Company’s obligation is carried forward to the extent that the Lessees have not spent such amount, and any unspent amounts remain the property of the Company upon termination of the Percentage Leases.  In addition, the Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or Marriott Management Agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.  Otherwise, the Lessees are required, at their expense, to (i) maintain the Hotels in good order and repair, (ii) pay for all operating expenses of the Hotels and (iii) comply with the requirements of any of the Company’s loan agreements (to the extent applicable to property operations or cash management), any franchise agreement, the Marriott Management Agreements and applicable law.

               Insurance.  Each Percentage Lease specifies comprehensive insurance to be maintained on each of the Hotels, including liability, property and casualty and extended coverage.  The Company’s loan agreements also require insurance which may be more comprehensive than that required by the Percentage Leases.  See “Risk Factors – Conflicts of Interest and Related Party Transactions – Jack P. DeBoer” and “Risk Factors – Investment Risks in the Real Estate Industry Generally may Adversely Affect our Ability to Make Distributions to our Shareholders – Uninsured and Underinsured Losses” below.

Item 3.          Legal Proceedings

               Other than as described below, the Company is not presently a defendant in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to pose no material financial risk to the Company and/or is expected to be covered by the Company’s or the Lessees’ insurance policies.

               In May 2000, the former Chief Operating Officer of the Company (who is a minority shareholder of certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher.  The suit alleges that he was wrongfully terminated by the Company under his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee.   In December 2002, the defendants entered into a settlement agreement with the plaintiff that is contingent upon the closing of a TRS Transaction (see “Business – General – Potential Transaction Involving the IH Lessee’s Lease Position” above).   In exchange for a complete release of all claims and in settlement of the litigation, (a) the Company agreed to pay plaintiff $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million, and (b) the IH Lessee agreed to pay the plaintiff $5.9 million.   Mr. Fisher agreed to purchase the plaintiff’s equity interests in the IH Lessee for $1 million.  The Company also agreed to purchase the plaintiff’s 116,908 restricted shares, at his option, upon closing of a TRS Transaction at the then-current market price.  If a TRS Transaction does not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation will resume and the Company (and the IH Lessee and Mr. Fisher) presently intends to continue to aggressively defend all allegations.

Item 4.          Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of the Company’s security holders between October 1, 2002 and December 31, 2002.

PART II

Item 5.          Market for the Registrant’s Common Equity and Related Shareholder Matters

                The Company’s common shares are traded on the New York Stock Exchange under the symbol “KPA.”  The following table sets forth for the periods indicated the high and low sales prices for the common shares, as traded on such exchange.

	High	Low

2002
First quarter	$11.45	$9.41
Second quarter	11.95	8.91
Third quarter	9.49	6.45
Fourth quarter	8.07	6.42

	High	Low

2001
First quarter	12.43	10.63
Second quarter	12.25	10.00
Third quarter	11.95	7.00
Fourth quarter	9.91	6.81

               At March 3, 2003 the Company had approximately 428holders of record of its common shares and approximately 37 holders of record of the Series A Preferred Shares.  It is estimated that there were approximately 10,000 beneficial owners of the common shares.

               IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY’S DECLARATION OF TRUST LIMITS THE NUMBER OF COMMON SHARES THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.8% OF THE OUTSTANDING COMMON SHARES.  SEE “RISK FACTORS – OUR SHARE OWNERSHIP LIMITATION MAY PREVENT CERTAIN TRANSFERS OF OUR COMMON SHARES” BELOW.

               The following table sets forth information regarding the declaration and payment of distributions by the Company on its common shares and Series A Preferred Shares for the years ending December 31, 2002 and 2001.

Quarter to which distribution relates	Record date	Payment date	Common share distribution amount	Series A Preferred Share distribution amount

2002
First quarter	03/29/2002	04/30/2002	$0.08	$0.53906
Second quarter	06/28/2002	07/30/2002	0.08	0.53906
Third quarter	09/27/2002	10/29/2002	0.08	0.53906
Fourth quarter	12/27/2002	01/28/2003	0.16	0.53906
2001
First quarter	03/30/2001	04/24/2001	0.30	0.53906
Second quarter	06/29/2001	07/31/2001	0.30	0.53906
Third quarter	09/28/2001	10/30/2001	0.30	0.53906
Fourth quarter	12/28/2001	01/29/2002	0.01	0.53906

               Note 2 to the Company’s financial statements beginning on page F-1 delineates the portion of the distributions that represent ordinary income, return of capital, long-term capital gains and unrecaptured Section 1250 gains.

               On February 25, 2003, the Company’s Board of Trustees declared a first quarter distribution of $0.08 per common share and common unit, $0.53906 per Series A Preferred Share and $0.275 per Class B Preferred Unit to holders of record on March 28, 2003.  The distribution is payable on April 29, 2003.

               The Company had no sales of unregistered securities to report for the year ended December 31, 2002, except for the issuance to Rolf E. Ruhfus, a trustee of the Company, of 79,275 common shares in August 2002, under Section 4(2) of the Securities Act of 1933, as amended, upon redemption by him of 79,275 Common Units (See Note 5 to the Company’s financial statements beginning on page F-1, where Common Units are defined and the redemption rights are described).

Item 6.          Selected Financial Data

               The following tables set forth selected financial and other data for the Company and the IH Lessee.  The following data should be read in conjunction with the consolidated or combined financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company and the IH Lessee included herein.

                The selected financial and other data for the Company and the IH Lessee have been derived from the consolidated or combined financial statements of the Company and the IH Lessee audited by PricewaterhouseCoopers LLP, independent accountants.

Innkeepers USA Trust
Selected Financial Data

	For the years ended December 31,

(in thousands, except share and per share data)	2002	2001	2000	1999	1998

Operating data:
Total revenue	$89,325	$106,932	$125,160	$113,702	$102,958
Income from continuing operations	1,605	26,162	44,664	36,295	32,279
Discontinued operations	(3,362)	256	324	353	552
Gain (loss) on sale of hotels	530	(250)	(214)	—	333
Net income (loss)	(1,227)	26,168	44,774	36,648	33,164
Diluted earnings (loss) per share from continuing operations	(0.23)	0.47	1.01	0.77	0.77
Diluted earnings (loss) per share	(0.31)	0.47	1.02	0.78	0.80
Other data:
Funds from operations (“FFO”) (1)	$52,431	$70,846	$89,644	$79,368	$72,968
Denominator for FFO per share (1)	48,062,407	46,538,200	46,693,539	46,638,031	44,273,585
Dividends per common share	0.40	0.91	1.12	1.12	1.12
Dividends per preferred share	2.16	2.16	2.16	2.16	1.50
Cash provided by operating activities	53,844	75,028	92,559	79,809	70,498
Cash used by investing activities	(13,872)	(37,308)	(26,828)	(74,189)	(159,263)
Cash provided (used) by financing activities	(23,682)	(47,053)	(55,725)	(3,858)	87,179

	December 31,

	2002	2001	2000	1999	1998

Balance sheet data:
Investment in hotels, at cost	$863,818	$865,882	$837,472	$831,371	$764,221
Total assets	734,048	752,920	765,155	766,700	725,114
Debt	236,730	261,116	246,185	243,875	191,183
Minority interest in Partnership	52,458	54,249	58,304	59,457	59,802
Shareholders’ equity	428,160	426,003	440,544	443,457	454,392

(1)	Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations.”

IH Lessee
Selected Financial Data

	Years Ended December 31,

(in thousands)	2002	2001	2000	1999	1998

Operating Data:
Gross operating revenue	$186,068	$209,339	$233,627	$215,080	$188,579
Departmental expenses	41,292	42,713	46,906	44,656	39,295

Total departmental profit	144,776	166,626	186,721	170,424	149,284
Unallocated operating expenses	58,056	62,488	66,751	61,851	54,120

Gross profit	86,720	104,138	119,970	108,573	95,164
Insurance	(1,518)	(1,072)	(1,033)	(970)	(955)
Lessee overhead	(5,086)	(4,736)	(3,810)	(3,468)	(2,364)
Litigation settlement	(5,875)	—	—	—	—
Percentage Lease expense	(79,996)	(93,942)	(110,122)	(99,193)	(87,735)

Net income (loss) (1)	$(5,755)	$4,388	$5,005	$4,942	$4,110

(1)	The IH Lessee has elected status as a Subchapter S corporation for federal income tax purposes and, generally, pays no corporate level tax on its net income.

Innkeepers USA Trust
Quarterly Results of Operations and Other Data

(unaudited, in thousands except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2002
Operating data (1):
Total revenue	$16,273	$16,879	$21,807	$34,366	$89,325
Income (loss) from continuing operations	(4,041)	(2,606)	2,864	5,388	1,605
Net income (loss)	(3,971)	(2,549)	1,884	3,409	(1,227)
Diluted earnings (loss) per share from continuing operations	(0.19)	(0.15)	0.01	0.08	(0.23)
Diluted earnings (loss) per share	(0.19)	(0.14)	(0.02)	0.02	(0.31)
Other data (2):
FFO assuming conversions	$12,386	$14,796	$15,115	$10,134	$52,431
Denominator for FFO per share assuming conversions	46,549,467	47,282,941	49,117,188	49,259,480	48,062,407

2001
Operating data (1):
Total revenue	$16,557	$18,821	$31,420	$40,134	$106,932
Income (loss) from continuing operations	(3,534)	(1,037)	11,413	19,320	26,162
Net income (loss)	(3,507)	(989)	11,449	19,215	26,168
Diluted earnings (loss) per share from continuing operations	(0.18)	(0.10)	0.26	0.45	0.47
Diluted earnings (loss) per share	(0.18)	(0.10)	0.26	0.45	0.47
Other data (2):
FFO assuming conversions	$20,989	$20,607	$18,233	$11,017	$70,846
Denominator for FFO per share assuming conversions	46,653,959	46,537,993	46,535,623	46,427,055	46,538,200

2000
Operating data (1):
Total revenue	$15,730	$19,594	$38,506	$51,330	$125,160
Income (loss) from continuing operations	(4,299)	(298)	18,055	31,206	44,664
Net income (loss)	(4,242)	(181)	18,157	31,040	44,774
Diluted earnings (loss) per share from continuing operations	(0.20)	(0.08)	0.43	0.72	1.01
Diluted earnings (loss) per share	(0.20)	(0.08)	0.43	0.71	1.02
Other data (2):
FFO assuming conversions	$19,201	$23,831	$26,151	$20,461	$89,644
Denominator for FFO per share assuming conversions	46,672,944	46,702,483	46,693,830	46,705,712	46,693,539

(1)

The operating data reflect the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements.”  SAB 101 effectively defers recognition of Percentage Rent from the first and second quarters to the third or fourth quarters. SAB 101 has no impact on the Company’s distribution policy, cash flow, reported quarterly FFO or the annual recognition of Percentage Lease revenue.

(2)	Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations.”

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

               The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes of Innkeepers USA Trust and the combined financial statements and related notes of the IH Lessee, beginning on page F-1.  The notes contain essential information and the definitions of certain capitalized terms used herein.

               Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for the hotels are presented in the following table.  No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

	Years ended December 31,		Percentage increase (decrease)

	2002	2001

The Hotels (1)
Occupancy	71.42%	72.94%	(2.08)%
ADR	$94.75	$105.36	(10.07)%
RevPAR	$67.67	$76.85	(11.94)%
Upscale, extended-stay hotels (2):
Occupancy	75.21%	75.52%	(0.41)%
ADR	$96.92	$109.57	(11.55)%
RevPAR	$72.89	$82.75	(11.91)%
Limited service hotels (3):
Occupancy	59.65%	64.92%	(8.12)%
ADR	$86.22	$90.09	(4.29)%
RevPAR	$51.43	$58.49	(12.07)%

(1)	67 hotels, includes one hotel sold on July 24, 2002 for the period owned by the Company and excludes one hotel opened on September 15, 2002
(2)	52 hotels, includes one hotel sold on July 24, 2002 for the period owned by the Company and excludes one hotel opened on September 15, 2002
(3)	15 hotels

Innkeepers USA Trust

Critical Accounting Policies

               We discuss below accounting policies that the Company believes are critical to an investor’s understanding of its financial results and condition, and require management to make complex judgments and/or assessments of risks.  Information regarding certain other accounting policies is included in the notes to the Company’s financial statements.

               Allowance for doubtful accounts.  The Company has not recorded an allowance for doubtful accounts.  Substantially all of the Company’s receivables at December 31, 2002 and 2001 were comprised of rent due from the Lessees under the Percentage Leases (“Rent”), which were fully paid in January 2003 and 2002, respectively.  Historically, the Company has not experienced any losses on the Lessees’ receivables.  However, the Lessees rely primarily on cash flow from their operation of the hotels to pay rent, and collection of future receivables from the Lessees, therefore, cannot be assured.

               Long-Lived Assets.  Hotel properties are depreciated over their estimated useful lives.  Useful lives are based on management’s estimates of the period over which the assets will generate revenue.

               The Company reviews its hotel properties for “impairment” whenever events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable.  The Company reviewed each of its hotel properties at December 31, 2002 for impairment and, based on its estimate of each hotel’s future undiscounted cash flows, determined that an impairment existed on one of its hotels at December 31, 2002.  The Company recorded an impairment charge of $6,500,000 in the fourth quarter on this hotel.  If the Company’s estimate of the future cash flows of the remaining hotels were to decrease in future periods, the Company may be required to recognize further impairment charges in such periods and the impairment charges may be significant.

               The Company classified the Summerfield Suites by Wyndham hotel located in West Hollywood, CA as “held for sale” at December 31, 2001.  Held for sale properties are reported at the lower of the carrying amount or the estimated fair value less costs to sell.  Based on this criteria, the Company recognized a loss of $250,000 for the year ended December 31, 2001 on this hotel.  The sale of this hotel closed on July 24, 2002 and the Company recognized a gain on the sale of this hotel of $530,000 in the 2002 third quarter due to the expenses of the sale being less than expected.

               The Company has classified another one of its hotels as “held for sale” at December 31, 2002.  Based on this classification, the Company recognized an impairment loss of $3,713,000 during the year ended December 31, 2002 on this hotel.  The actual loss that may be incurred on the sale of this hotel may be more or less than the estimated loss based on the final sales price and/or the actual costs incurred during the sales process.  The Company ceased recording depreciation on this hotel in 2002.

               REIT Qualification Tests.  The Company is subject to numerous operational and organizational requirements to maintain its REIT status.  Based on tests performed by management for the years ended December 31, 2002 and 2001, the Company believes that it satisfied the requirements needed to maintain its REIT status.  However, the Company is subject to audit and if the taxing authorities determined that the Company failed one or more of these tests, the Company could lose its REIT status.  If the Company did not qualify as a REIT, its income would become subject to federal and state income taxes, which would be substantial, and the resulting adverse effects on the Company’s results of operations, liquidity and amounts distributable to shareholders would be material.

               Accrual for Certain Litigation Settlements and Costs.  In May 2000, the Company’s former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher.  The suit alleges that he was wrongfully terminated by the Company in breach of his employment contract with the Company and also alleges various other related claims against the Company, the IH Lessee and Mr. Fisher.  In December 2002, the Company (and, at the same time, the IH Lessee and Mr. Fisher) entered into a settlement agreement with the former officer that is contingent upon the closing of a TRS Transaction as described in “Business – General – Potential Transaction Involving the IH Lessee’s Lease Position” above.  Under the settlement, the Company agreed to pay the former officer $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million.  The Company also agreed to purchase the plaintiff’s 116,908 restricted shares, at his option, upon closing of a TRS Transaction at the then-current market price.  If a TRS Transaction does not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation will resume and the Company (and the IH Lessee and Mr. Fisher) presently intends to continue to aggressively defend all allegations.

Results of Operations

               The following paragraphs discuss the results of operations for the Company.

Comparison of the Year Ended December 31, 2002 (“2002”) to the Year Ended December 31, 2001 (“2001”)

               The Company had revenues for 2002 of $89,325,000, consisting of $88,688,000 of Percentage Lease revenue from the Lessees and $637,000 of other revenue, compared with $106,932,000, $105,540,000 and $1,392,000, respectively, for 2001.  The decrease in Percentage Lease revenue of $16,852,000, or 16.0%, was due primarily to a 11.9% RevPAR decrease at the Hotels, which resulted primarily from a slowing economy beginning in early 2001 and the materially adverse effects that the September 11, 2001 attacks had, and continue to have, on travel, particularly business travel that historically has driven the Company’s business.  The Company’s eight hotels in the Silicon Valley area of California were affected more dramatically than the remainder of the portfolio, due to the reliance of these hotels on technology related business.  These eight hotels experienced a RevPAR decline of 24.2% in 2002 and represented approximately 19.6% of the Company’s Percentage Lease revenue in 2002.  The decrease in Percentage Rent was partially offset by an increase in Base Rent.  Generally, on January 1 of each year, the Base Rent (and the room revenue threshold used in the Percentage Rent calculation) for each hotel increases based on the change in the U.S. Consumer Price Index (the “CPI”) for the previous year.

               Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $39,504,000 in the aggregate for 2002 compared with $41,423,000 for 2001. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully depreciated in 2002 and the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA, partially offset by the depreciation of renovations completed during 2001, depreciation on the Residence Inn by Marriott hotel located in Saddle River, NJ which was placed in service on September 15, 2002, and the amortization of the costs incurred in obtaining a Line of Credit amendment (see “Liquidity and Capital Resources – Financing” below).

               Interest expense for 2002 was $17,485,000 compared with $18,565,000 for 2001.  This decrease was due primarily to principal reductions on the Company’s amortizing debt, the repayment of all borrowings outstanding on the Line of Credit in early June 2002, the capitalization of interest on the Company’s development costs incurred on the Saddle River, NJ hotel development project and decreases in the interest rates on the Company’s variable rate debt.

               Property taxes and insurance increased by $1,569,000, or 14.4%, in 2002, compared with 2001.  This increase was due primarily to (i) a $1,102,000 increase in insurance premiums, (ii) property taxes and insurance on the Saddle River, NJ hotel and (iii) the receipt in 2001 of certain real estate tax refunds that did not re-occur in 2002.  The Company renewed its insurance policies effective November 1, 2002, and the premiums increased an average of 26.3% from the previous policy year.

               General and administrative expenses increased by $342,000, or 9.5%, in 2002, compared with 2001.  This increase primarily resulted from the elimination of the bonus accrual for the Company’s executives in 2001.

               Other charges increased $9,185,000, due primarily to the conditional settlement of litigation with the Company’s former Chief Operating Officer ($2,946,000) and an impairment charge on one of its Hotels ($6,500,000), partially offset by a decrease in costs incurred in connection with the Company’s consideration of its alternatives under the REIT Modernization Act ($161,000) and the lease termination expense recognized in 2001 upon the termination of the West Hollywood, CA lease ($172,000), which did not re-occur in 2002.

               The Company has recorded an impairment loss (which is included in “discontinued operations” in the statements of operations) of $3,713,000 on a hotel it has classified as held for sale as of December 31, 2002.

               The Company recognized a $530,000 gain in 2002 from the sale of its Summerfield Suites by Wyndham hotel located in West Hollywood, CA in July 2002.

               Net loss applicable to common shareholders for 2002 was ($11,210,000), or ($0.31) per diluted share, compared with net income of $16,185,000, or $0.47 per diluted share, for 2001.  This change is due primarily to the factors discussed previously.

Comparison of the Year Ended December 31, 2001 (“2001”) to the Year Ended December 31, 2000 (“2000”)

               The Company had revenues for 2001 of $106,932,000, consisting of $105,540,000 of Percentage Lease revenue from the Lessees and $1,392,000 of other revenue, compared with $125,160,000, $123,477,000 and $1,683,000, respectively, for 2000.  The decrease in Percentage Lease revenue of $17,937,000, or 14.5%, was due, primarily, to the reduction in RevPAR at the Hotels of 10.8% in 2001 as compared to 2000.  The lower revenues were attributable to a sluggish economy during the year and the dramatic falloff in business travel following the September 11, 2001 terrorist attacks.  The Company’s eight hotels in the Silicon Valley area of California were affected more dramatically than the remainder of its portfolio, due to the reliance of these hotels on technology related business.  These eight hotels experienced a RevPAR decline of 21.0% in 2001 and represented approximately 24.3% of the Company’s Percentage Lease revenue in 2001.

               Depreciation and Amortization were $41,423,000 in the aggregate for 2001 compared with $40,079,000 for 2000. The increase in Depreciation and Amortization was primarily due to the depreciation on the Company’s hotel in Tysons Corner, VA (which opened on January 8, 2001) and renovations completed at the Hotels during 2000.  The amortization of certain restricted share awards granted in November 2000 also contributed to the increase in Depreciation and Amortization.

               Interest expense for 2001 was $18,565,000 compared with $18,190,000 for 2000.  This increase was due primarily to an increase in weighted average borrowings of approximately $8,650,000, which was partially offset by decreases in the interest rates on the Company’s variable rate debt.

               Property taxes and insurance were $10,882,000 for 2001 compared with $11,035,000 for 2000.  The decrease was due primarily to a reduction in real estate tax accruals for certain hotels and the receipt of refunds of prior year real estate taxes which resulted from the successful appeal of certain hotels’ assessed values, which was partially offset by the real estate and personal property taxes and property insurance on the Company’s hotel in Tysons Corner, VA.  The Company has renewed its property and other insurance coverages for the policy year ending October 31, 2002.  The new property insurance policies reduced the limits of certain coverages, and the premiums increased over 130% from approximately $927,000 for the 2001 policy year to $2,201,000 for the 2002 policy year.

               General and administrative expenses increased as a percentage of total revenue to 3.4% from 3.1% in 2000.  However, general and administrative expenses actually decreased by $279,000 due primarily to no 2001 performance bonuses being paid to the Company’s executive management team.

               Other charges were $782,000 in 2001 and $640,000 in 2000.  In 2001 and 2000, the Company accrued $300,000 and $200,000, respectively, for legal costs related to the litigation with the Company’s former Chief Operating Officer.  In 2001 and 2000, the Company accrued $310,000 and $200,000, respectively, in costs for advisory services related to the Company’s consideration of its alternatives under the REIT Modernization Act.  Also in 2001, the Company expensed approximately $172,000 of costs associated with terminating its Percentage Lease with the Summerfield Lessee on its Summerfield Suites hotel located in West Hollywood, CA, which was then leased to the IH Lessee until it was sold.  Upon closing of the Line of Credit in May 2000, the previous line of credit was extinguished and the unamortized loan origination fees and costs associated with the previous line of credit of $240,000 were expensed.

               Net income applicable to common shareholders decreased to $16,185,000, or $0.47 per diluted share, in 2001 from $34,791,000, or $1.02 per diluted share, in 2000 as a result of the items discussed above.

Liquidity and Capital Resources

               The Company’s principal source of liquidity is rent payments from the Lessees under the Percentage Leases, and the Company is dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital.  The Company does not expect that its cash provided by operating activities will be adequate to meet all of its liquidity and capital expenditure needs.  The Company currently expects to fund any liquidity or capital expenditure shortfall and its external growth objectives primarily by borrowing on its Line of Credit or other facilities, exchanging equity for hotel properties or possibly accessing the capital markets if market conditions permit.

               The IH Lessee, which leases 61 of the Company’s hotels, reported a net loss of $5,755,000 for the year ended December 31, 2002, which included a charge of $5,875,000 for its conditional settlement of litigation with its former president (who is also a minority shareholder in certain IH Lessee entities).  See “– The IH Lessee – Critical Accounting Policies – Accrual for Certain Litigation Settlements and Costs” below.  The IH Lessee has advised the Company that its cash flow from the operation of the Hotels will be sufficient to meet most of its obligations under the Percentage Leases for 2003.  However, the IH Lessee may be required to borrow to meet its operating costs (and any other liquidity needs) in the first quarter of 2003.  The IH Lessee established a $1,000,000 line of credit (see Note 3 to the IH Lessee’s financial statements).  In March 2003, the IH Lessee borrowed $1,000,000 under the line of credit.

               The Summerfield Lessee leases six of the Hotels that are not leased by the IH Lessee, under Percentage Leases.  The obligations of the Summerfield Lessee under its Percentage Leases and related agreements are collateralized by $4,759,220 in irrevocable letters of credit, one of which is pledged to a lender to the Company, and are guaranteed by Wyndham.  According to Wyndham, it had a net loss for the year ended December 31, 2002 of approximately $500 million.  As a result, we believe that Wyndham may be unable to meet its guarantee obligations, and relies exclusively on the cash flow of the Summerfield Hotels to generate sufficient cash flow to pay rent and satisfy its capital expenditure and other obligations under its Percentage Leases.  There can be no assurance that the Summerfield Hotels will generate sufficient cash flow to allow the Summerfield Lessee to meet its obligations under the Percentage Leases.  See also “Business – General – Property Operations – The Summerfield Lessee” above.

Cash Flow Analysis

               Cash and cash equivalents (including restricted cash and restricted cash equivalents) at December 31, 2002 and 2001 were $35,518,000 and $24,215,000, including $7,227,000 and $8,838,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures.  Additionally, cash and cash equivalents included $6,924,000 and $10,300,000 at December 31, 2002 and 2001, respectively, that was held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels.  The increase in cash balances was due primarily to net proceeds of $12,280,000 from the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA.

               Net cash provided by operating activities for the year ended December 31, 2002 and 2001 was $53,844,000 and $75,028,000, respectively.  The $21,184,000 decrease is primarily due to the $16,852,000 reduction in Rent paid or payable under the Percentage Leases for the year ended December 31, 2002, as compared to the year ended December 31, 2001.  The decrease in cash provided by operating activities is also due to the decrease in other revenue ($755,000), the increase in property taxes and insurance ($1,569,000), the increase in general and administrative expenses ($342,000), an increase in premium payments under the Company’s insurance policies ($466,000), a reduction in accounts payable ($678,000), which were partially offset by a reduction in interest expense ($1,080,000).

               Net cash used in investing activities was $13,872,000 for the year ended December 31, 2002.  This was comprised primarily of (a) renovations at certain hotels of $17,315,000 and (b) costs on the Company’s hotel development in Saddle River, NJ of $13,824,000 (including franchise fees of $69,000), which were partially offset by (i) the net proceeds from the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA of $12,280,000 and (ii) withdrawals of $4,987,000 in cash from certain restricted cash accounts for renovations completed during the period.

               Net cash used in investing activities was $37,308,000 for the year December 31, 2001.  This was comprised primarily of (a) renovations at certain hotels of approximately $26,343,000, (b) development costs on the Company’s project in Tyson’s Corner, VA of approximately $1,496,000, (c) costs on the Company’s hotel development in Saddle River, NJ of approximately $8,998,000 and (d) net deposits in restricted cash accounts of $471,000.

               Net cash used by financing activities was $23,682,000 for the year ended December 31, 2002, consisting primarily of (a) distributions paid of $23,686,000; (b) the redemption of 22,909 Common Units in the Partnership for $236,000; (c) loan costs paid of $300,000; (d) net repayments on the Line of Credit of $21,000,000; and (e) principal payments on amortizing debt of $3,386,000, which were partially offset by $24,926,000 of net proceeds from the issuance of 2,600,000 common shares.

               Net cash used by financing activities was $47,053,000 for the year ended December 31, 2001, consisting primarily of distributions paid of approximately $57,129,000, the redemption of 178,860 Class B Preferred Units and 152,574 Common Units in the Partnership for approximately $3,893,000, the repayment of a mortgage that matured of approximately $3,027,000, fees incurred with the extension of the maturity date on the Line of Credit of approximately $639,000 and principal payments on amortizing debt of approximately $3,042,000, which was partially offset by net borrowings under the Line of Credit of approximately $21,000,000.

Distributions/Dividends

               The Company has paid regular distributions on its common shares and Common Units, and each of the 2002 quarterly distributions was $0.08 per share or unit.  In addition, the Company declared a special fourth quarter distribution of $0.08 per common share and unit.  Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and each of the 2002 quarterly distributions was $0.275 per Class B Preferred Unit.  Each Series A Preferred Share is entitled to annual dividends equal to the greater of (i) $2.15624 ($0.53906 payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible (1.4811).  The Company paid a dividend of $0.53906 on each Series A Preferred Share for each of the 2002 quarters.  The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained.  The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share.  Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

               The Company has issued an aggregate of 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the “Series A Preferred Shares”).  Each Series A Preferred Share is convertible into 1.4811 common shares at any time.  The Series A Preferred Shares may be redeemed by the Company after May 18, 2003 for $25 per share and have no stated maturity or sinking fund requirements.  Each Series A Preferred Share has a liquidation preference of $25 per share.

Financing

               In making future investments in hotel properties, the Company may incur additional indebtedness.  The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs.  The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness.  The Company has bank-funding commitments available under the Line of Credit of approximately $125,000,000 at December 31, 2002.  However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement.  During the first quarter of 2002, the Company negotiated an amendment to the Line of Credit.  This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%.  The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios.  At December 31, 2002, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit.  In January 2003, the Company obtained an extension of the Line of Credit amendment obtained in the first quarter of 2002, which is effective until December 31, 2003.  If the operating environment in 2003 worsens substantially from the Company’s current expectations and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to its shareholders and/or significantly reduce its planned capital expenditures.

               The following table summarizes certain information concerning the Company’s debt at December 31, 2002 and 2001:

	2002	2001

Investment in hotels, at cost	$863,818,000	$865,882,000
Debt	236,730,000	261,116,000
Percentage of debt to investment in hotels, at cost	27.4%	30.2%
Percentage of fixed rate debt to total debt	95.8%	88.1%
Weighted average implied interest rates on:
Fixed rate debt	7.54%	7.54%
Variable rate debt	1.30%	3.08%
Total debt	7.28%	7.01%
Number of hotels properties:
Encumbered	39	39
Unencumbered	28	28
Debt service coverage ratios:
Interest coverage ratio (EBITDA divided by interest expense)	4.1x	5.0x
Fixed charge coverage ratio (EBITDA divided by fixed charges)	1.7x	2.0x
Total debt to EBITDA	3.3x	2.8x

               The following table delineates the Company’s calculation of fixed charges for purposes of calculating the debt service coverage ratios listed in the preceding table (in thousands):

	2002	2001

Interest expense	$17,485	$18,565
FF&E reserve at 4% of hotel room revenues	8,010	9,095
Series A Preferred Share dividends	9,983	9,983
Class B Preferred Unit distributions	4,273	4,433
Principal amortization	3,386	3,042

Total fixed charges	$43,137	$45,118

               The following table reconciles net income (loss) calculated in accordance with generally accepted accounting principles to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (in thousands):

	2002	2001

Net income (loss)	$(1,227)	$26,168
Depreciation	36,928	39,087
Amortization of franchise costs	57	59
Interest expense	17,485	18,565
Amortization of loan origination fees	1,173	928
Amortization of unearned compensation	1,346	1,349
Other charges	9,967	782
Minority interest, common	(380)	615
Minority interest, preferred	4,273	4,433
Discontinued operations	3,362	(256)
(Gain) loss on sale of hotels	(530)	250

EBITDA	$72,454	$91,980

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

Capital Expenditures

               The Percentage Leases generally require the Company to make available to the Lessees an amount equal to 4% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels.  Each of the Company’s term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to 5% of gross revenues from such Hotels.  The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.  See also “Business – Narrative Description of Business – Internal Growth Strategy – Capital Improvements, Renovation and Refurbishment” above.

               Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels.  However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require.  Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed.  In many cases, the expenditures were also required by franchisors of the Hotels, such as Marriott’s requirements to substantially upgrade and “refresh” the Company’s Generation 1 Residence Inn by Marriott hotels.  Management believes that for the foreseeable future the Company will continue to spend more on capital expenditures than it is required to make available to the Lessees under the Percentage Leases or loan agreements.  The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors.  Those factors include, for any given year market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year.  In 2003, management expects to spend approximately $25 million on capital expenditures.  To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to borrow under the Line of Credit.

Related Party Transactions

               The Company has entered into a number of transactions and arrangements that involve conflicts of interest.  For a description of the transactions and arrangements, please see “Risk Factors – Conflicts of Interest and Related Party Transactions” below.  See also Notes 9, 10, 11 and 14 to the Company’s financial statements that begin on page F-1.

Contractual Obligations and Commercial Commitments

               The following table summarizes the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

	Payments due by period (000’s)

Obligation	2003	2004	2005	Thereafter	Total

Debt	$4,556	$4,883	$5,884	$221,407	$236,730
Ground leases (1)	498	498	498	19,256	20,750
Construction contracts (2)	3,700	—	—	—	3,700
Guarantee of IH Lessee obligations (3)	—	—	—	—	—
Capital expenditure reserve under Percentage Leases (4)	—	—	—	—	—
Tax indemnifications (5)	—	—	—	—	—
Other commitments (6)	2,565	—	—	—	2,565

	$11,319	$5,381	$6,382	$240,663	$263,745

(1)

The Company has two fifty-year term ground leases expiring August 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties.  Minimum annual rent payable under these leases is approximately $498,000 in the aggregate, subject to increase based on increases in the consumer price index.

(2)	The Company has executed approximately $3.7 million in purchase orders and other construction contracts for work to be completed in 2003.
(3)

The Company has guaranteed most of the IH Lessee’s obligations under the franchise licenses and Marriott Management Agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.  The IH Lessee’s franchise fees for 2002 were $11,961,000 and its management fees under the Marriott Management Agreements were $2,576,000.  However, we cannot predict whether, when or to what extent the Company may incur liability under these guarantees.

(4)

Under the Percentage Leases, the Company is obligated to make available to the Lessees an amount equal to 4% or 5% of room revenues.  The Company has expended amounts significantly in excess of this requirement in prior years and, therefore, is not obligated to make available any amounts under this obligation in 2003.  However, not withstanding this, the Company expects to spend approximately $25,000,000 on selected renovations in 2003.  See “– Capital Expenditures” above.

(5)

With respect to 13 of the Hotels, if the Company were to sell those Hotels in taxable transactions, the Company would become liable for certain tax liabilities incurred by Unit holders who exchanged interests in those Hotels for Units in the Partnership when the Company acquired the Hotels.  The tax reimbursement liability with respect to a Hotel is generally limited to a period within 10 years of the Hotel’s acquisition date.  However, we cannot predict whether, when or to what extent the Company may incur liability under these indemnifications.

(6)

In December 2002, the Company entered into a conditional litigation settlement agreement, which requires the Company to pay the plaintiff $1,772,000 in cash upon closing of a TRS Transaction.  The settlement agreement also requires (contingent upon closing of a TRS Transaction) the Company to purchase up to 116,908 restricted common shares owned by the plaintiff, in his discretion, and, based on the $6.78 common share price on February 21, 2003, this obligation would be $793,000.  See “Legal Proceedings” and “Business – General – Potential Transaction Involving the IH Lessee’s Lease Position” above.

Seasonality of Hotel Business

               The hotel industry is seasonal in nature.  Historically, the Hotels’ operations have generally reflected higher occupancy rates and ADR during the second and third quarters.  To the extent that cash flow from the Percentage Leases for a quarter is insufficient to fund all of the operating expenses and distributions for such quarter due to seasonal and other factors, the Company may fund quarterly operating expenses and distributions with available cash and/or borrowings under the Line of Credit.

Inflation

               Operators of hotels, including the Lessees and any third-party managers retained by the Lessees, generally possess the ability to adjust room rates quickly.  However, competitive pressures and other factors have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation.  In fact, room rates have decreased over the last two years while inflation has been modest.  However, there can be no assurance that these modest inflation levels will not increase in future years or that the Company will not continue to be constrained from raising room rates.

Funds From Operations

               Funds From Operations (“FFO”) is a widely used performance measure for an equity REIT.  FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is income (loss) before minority interest, including any income or loss from discontinued operations, (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property and extraordinary items, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  FFO is presented to assist investors in analyzing the performance of the Company.  The Company’s method of calculating FFO and the denominator for FFO per share is different than the NAREIT definition and may be different from methods used by other REITs.  Accordingly, the Company’s method of calculating FFO and the denominator for FFO per share may not be comparable to such other REITs.  Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company’s operating performance.

               The following presents the Company’s calculations of FFO and the denominator for FFO per share for the years ended December 31, 2002, 2001 and 2000 (in thousands, except share data):

	2002	2001	2000

Net income (loss) applicable to common shareholders	$(11,210)	$16,185	$34,791
Depreciation	37,136	39,380	38,198
Impairment charge	6,500	—	—
Litigation settlement	2,946	—	—
Write-off of deferred loan costs	—	—	240
Minority interest, common	(380)	615	1,525
Reserve for impairment loss	3,713	—	—
(Gain) loss on sale of hotels	(530)	250	214

Basic FFO	$38,175	$56,430	$74,968

Minority interest, preferred	4,273	4,433	4,693
Preferred share dividends	9,983	9,983	9,983

FFO assuming conversions	$52,431	$70,846	$89,644

Denominator for basic earnings per share	35,954,229	34,293,929	34,193,546
Weighted average:
Common Units	1,231,494	1,320,403	1,520,832

Denominator for basic FFO per share	37,185,723	35,614,332	35,714,378

Denominator for diluted earnings per share	36,088,951	34,461,134	34,251,885

	2002	2001	2000

Weighted average:
Common Units	1,231,494	1,320,403	1,520,832
Class B Preferred Units	3,884,469	3,899,170	4,063,329
Series A Preferred Shares	6,857,493	6,857,493	6,857,493

Denominator for FFO per share assuming conversions	48,062,407	46,538,200	46,693,539

Recently Issued Accounting Pronouncements

               The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 had no impact on our results of operations or financial position for 2003.

               The FASB has issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which is effective for certain transactions arising on or after October 1, 2002.  SFAS No. 147 will have no impact on the Company.

               The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure requirements of SFAS No. 148.  The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to the Company at this time.

               FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASN Interpretation No. 34,” was issued in November 2002.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has made the disclosures required by FIN 45.

               FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” was issued in January 2003.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company believes that it has no unconsolidated variable interest entities that would be consolidated under the requirements of FIN 46.

IH Lessee

Critical Accounting Policies

               We discuss below accounting policies that the IH Lessee’s management believes are critical to an investor’s understanding of the IH Lessee’s financial results and condition, and that require the IH Lessee’s management to make complex judgments and/or assessments of risks.  Information regarding certain other accounting policies is included in the notes to the IH Lessee’s financial statements.

               Allowance for doubtful accounts.  The IH Lessee has recorded an allowance for accounts receivable that may not be collectible.  The IH Lessee has based the allowance on its prior experience with its customers and industry norms.  While the IH Lessee believes that it has considered all factors relevant to estimating its allowance, the IH Lessee’s estimate could be incorrect and the IH Lessee would expense any receivables that are not collectible in excess of the allowance in the period in which such determination is made.  The IH Lessee has had less than $200,000 of bad debts in each of the past three years.

               Marketable Securities.  The IH Lessee classifies its investment in marketable securities as “available for sale” and, therefore, carries such investment at market value.  The market value of such securities is based on the New York Stock Exchange quoted market prices for such securities.  Any future decreases in the value of the securities could adversely affect shareholder’s equity of the IH Lessee.

               Accrual for reported and unreported health plan claims.  The IH Lessee sponsors a self-insured health plan for its employees.  The IH Lessee provides for both (i) claims reported, but unpaid, at December 31, 2002 and (ii) unreported claims.  The IH Lessee has based its accrual on its prior claims experience and current trends in claim payments.  The IH Lessee believes that it has made an adequate provision for both reported, but unpaid claims and unreported claims and, at December 31, 2002, the provision was $850,000.  However, the actual payments for these claims could exceed such provision.

               Accrual for Certain Litigation Settlements and Costs.  In May 2000, the IH Lessee’s former President (who is a minority shareholder in certain of the IH Lessee entities and who was an officer of the Company) filed suit against the IH Lessee, the Company and Mr. Fisher.  The suit alleges that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee and also alleges various other related claims against the IH Lessee, the Company and Mr. Fisher.  In December 2002, the IH Lessee (and, at the same time, the Company and Mr. Fisher) entered into a settlement agreement with the former officer and shareholder that is contingent upon closing of a TRS Transaction.  Under the settlement, the IH Lessee agreed to pay the former officer $5,875,000, of which $400,000 was paid in December 2002 and the remainder is to be paid upon closing of a TRS Transaction.  In connection with this settlement, Mr. Fisher agreed to purchase the former shareholder’s interests in the IH Lessee for $1,000,000.  Please see “Business – General – Potential Transaction Involving the IH Lessee’s Lease Position” above.

Results of Operations

Comparison of Year Ended December 31, 2002 (“2002”) to the Year Ended December 31, 2001 (“2001”)

               The IH Lessee had total revenue for 2002 of $186,068,000, consisting of $178,849,000 of room revenue and $7,219,000 of other revenue.  Room revenue decreased by $21,168,000, or 10.6%, from $200,017,000 in 2001.  This decrease was primarily due to decreases in RevPAR at the 44 IH Lessee-managed Hotels of 10.5%and at the 17 Marriott-managed Hotels leased by the IH Lessee of 14.0%.  The lower revenues were attributable to a slowing economy beginning in early 2001 and the materially adverse effects that the September 11, 2001 attacks had, and continue to have, on travel, particularly business travel that historically has driven the Hotel’s business.  The IH Lessee’s seven hotels in the Silicon Valley area of California were affected more dramatically than the remainder of the portfolio, due to the reliance of these hotels on technology related business.  These seven hotels experienced a RevPAR decline of 24.1% in 2002.

               Departmental and unallocated operating expenses decreased by $5,853,000, or 5.6%, to $99,348,000 in 2002 from $105,201,000 in 2001.  Departmental and unallocated operating expenses actually increased when expressed as a percentage of total revenue, from 50.3% in 2001 to 53.4% in 2002, as revenues fell more than operating expenses.  Insurance costs increased by $446,000, or 41.6%, due to premium increases incurred during its policy renewals in November 2001 and 2002.  Lessee overhead increased by $350,000, or 7.4%, due to lower interest income on its temporary cash investments, the decrease in distributions on Innkeepers common shares held by the IH Lessee and settlement of litigation with its former Vice President of Operations, which were partially offset by reduced corporate staffing costs.  The IH Lessee also recorded a litigation settlement charge of $5,875,000 related to the conditional settlement of the litigation with its former President and minority shareholder in 2002.  Percentage Lease payments decreased by $13,946,000, or 14.8%, due to the decrease in room revenue at the hotels resulting in lower Percentage Rent payable to the Company; the effect of the declining room revenues on the Percentage Lease payments was not as pronounced at hotels where Base Rent was reached.  As a result of these items, net loss for 2002 was $5,755,000, which was a decrease of $10,143,000 from $4,388,000 in net income for 2001.

Comparison of Year Ended December 31, 2001 (“2001”) to the Year Ended December 31, 2000 (“2000”)

               The IH Lessee had total revenue for 2001 of $209,339,000, consisting of $200,017,000 of room revenue and $9,322,000 of other revenue.  Room revenue decreased by $22,789,000, or 10.2%, from $222,806,000 in 2000.  This decrease was primarily due to decreases in RevPAR at the IH Lessee-managed hotels of 8.6% and at the Marriott-managed hotels of 14.5%.  The lower revenues were attributable to a sluggish economy during the year and the dramatic falloff in business travel following the September 11 terrorist attacks.

               Departmental and unallocated operating expenses decreased by $8,456,000, or 7.4%, to $105,201,000 in 2001 from $113,657,000 in 2000.  Departmental and unallocated operating expenses actually increased when expressed as a percentage of total revenue, from 48.6% in 2000 to 50.3% in 2001, as revenues fell more than operating expenses.  Insurance costs increased by $39,000, or 3.8%, due to premium increases incurred during its policy renewal in November 2001.  Lessee overhead increased $926,000, or 24.3%, due to lower interest income on its temporary cash investments, a decrease in distributions on Innkeepers common shares held by the IH Lessee and additional corporate staffing costs related to ten hotels the IH Lessee began managing in late 2000 and early 2001.  Percentage Lease payments decreased by $16,180,000, or 14.7%, due to the decrease in room revenue at the hotels resulting in lower percentage rent payable to the Company.  As a result of these items, net income for 2001 was $4,388,000, which was a decrease of $617,000, or 12.3%, from $5,005,000 for 2000.  Net income as a percentage of total revenue was 2.1% in 2001 and 2000.

Marriott Management Agreement Termination

               In January 2003, the Company and the IH Lessee entered into a letter of intent with Marriott for a transaction under which the IH Lessee will convert the Marriott Management Agreements into long-term franchise agreements.  Upon the conversion of the Marriott Management Agreements into franchise agreements, a conversion fee will be payable to Marriott over a 10-year period.  Please see “Business – General – Management Conversion of Marriott-Managed Hotels” above.

Liquidity and Capital Resources

               The IH Lessee’s principal source of revenue is the revenue derived from the hotels it operates under leases from the Company.  The IH Lessee is dependent on this revenue to provide cash for the payment of its operating expenses, insurance, overhead and rent under the Percentage Leases.  The IH Lessee has a shareholder deficit of $6 million (which includes a $5,875,000 contingent litigation settlement charge) at December 31, 2002 and is dependent upon the cash flow from operating activities to meet substantially all of its liquidity needs, including working capital.  The IH Lessee has advised the Company that it currently believes that its cash flow from the operation of the Hotels will be sufficient to meet most of its obligations under the Percentage Leases for 2003.  However, the IH Lessee may be required to borrow to meet its operating costs (and any other liquidity needs) in the first quarter of 2003.  The IH

Lessee established a $1,000,000 line of credit (see Note 3 to the IH Lessee’s financial statements).  In March 2003, the IH Lessee borrowed $1,000,000 under the line of credit.

               Net cash flow from operating activities was $(1,705,000) and $2,784,000 in 2002 and 2001, respectively.  The decrease in operating cash flow of $4,489,000 was due primarily to the decrease in net income (loss) of $10,143,000, partially offset by the non-cash conditional litigation settlement charge of $5,475,000. Net cash flow used in investing activities was $50,000 and $239,000 in 2002 and 2001.  Net cash flow used in financing activities was $976,000 and $3,458,000 in 2002 and 2001, respectively, which consisted primarily of distributions paid to its shareholders.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

               The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt.  At December 31, 2002, the Company had total outstanding indebtedness of approximately $236,730,000.  The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs.  To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements.  The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt.  Currently, the Company has no derivative financial instruments.  The Company does not enter into derivative or interest rate transactions for speculative purposes.  Approximately 95.8% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 7.54% at December 31, 2002.  The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

               For debt obligations outstanding at December 31, 2002, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total	FairValue

Debt:
Fixed Rate	$4,556	$4,883	$5,884	$6,399	$27,566	$177,442	$226,730	$226,730
Average Interest Rate	7.56%	7.57%	7.59%	7.59%	8.03%	7.46%	7.54%	—
Variable Rate	—	—	—	—	—	$10,000	$10,000	$10,000
Average Interest Rate	—	—	—	—	—	1.30%	1.30%	—

               The table incorporates only those exposures that existed as of December 31, 2002 and does not consider exposures or positions that could arise after that date.  As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

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

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            None.

PART III

Item 10.           Directors and Executive Officers of the Registrant

               Incorporated herein by reference from “Proposal One – Election of Trustees” and “Executive Compensation – Executive Officers” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 7, 2003.

Item 11.           Executive Compensation

               Incorporated herein by reference from “Executive Compensation” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 7, 2003.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters

               The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 3,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares.  The Company may grant up to 1,200,000 restricted shares and performance shares under the 1994 Plan.  The 1994 Plan has been approved by the Company’s shareholders.

               The Company’s trustees share incentive plan provides for the granting of up to 200,000 incentive share options and restricted shares to trustees.  The trustees share incentive plan has been approved by the Company’s shareholders.

	Available under plan	Granted under plan	Available for grant under plan

1994 Plan
Options, restricted shares and performance shares (1)	3,700,000	2,375,388	1,324,612
Restricted shares and performance shares	1,200,000	721,638	478,362
Trustees plan
Options, restricted shares and performance shares	200,000	140,616	59,384

(1)

The 2,375,388 shares outstanding under the 1994 Plan include: 1,281,500 outstanding options, 370,000 options granted to a former officer, 721,638 restricted shares and performance shares granted, and 2,250 cancelled options.

               Additional information required by this item is incorporated herein by reference from “Ownership of the Company’s Common Shares” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 7, 2003.

Item 13.          Certain Relationships and Related Transactions

               Incorporated herein by reference from “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 7, 2003.

Item 14.           Controls and Procedures

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

               Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of March 3, 2003, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

               There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses  (of which none were noted) were required.

Innkeepers Hospitality

               Innkeepers Hospitality has advised the Company that within ninety (90) days prior to the filing date of this report, Innkeepers Hospitality evaluated, under the supervision and with the participation of Innkeepers Hospitality’s management (including its vice president of accounting), the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14.

               Innkeepers Hospitality has advised the Company that based on this evaluation of such disclosure controls and procedures, Innkeepers Hospitality’s vice president of accounting has concluded that such controls were effective as of March 3, 2003, are operating as designed and will alert him on a timely basis to any material information relating to Innkeepers Hospitality required to be included in the Company’s periodic SEC filings.

               Innkeepers Hospitality has advised the Company that there have been no significant changes in Innkeepers Hospitality’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses (of which none were noted) were required.

PART IV

Item 15.           Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)          Financial Statements

Combined Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-22
Combined Statements of Shareholders’ Equity (deficit) for the years ended December 31, 2002, 2001 and 2000	F-23
Combined Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-24
Notes to Combined Financial Statements	F-25

Financial Statement Schedule of Innkeepers USA Trust

Report of Independent Accountants	F-30
Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2002	F-31

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)          Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company in the period from October 1, 2002 to December 31, 2002.

(c)          Exhibits

Exhibit Number	Description of Exhibits

3.1

Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

4.1	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.1

Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.3

Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.4	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.5	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997).

10.6(a)	Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.6(a) to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.6(b)	Employment Agreement of David Bulger (previously filed as Exhibit 10.6(b) to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.6(c)	Employment Agreement of Gregory M. Fay (previously filed as Exhibit 10.6(c) to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.6(d)	Employment Agreement of Mark A. Murphy (previously filed as Exhibit 10.6(d) to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.7

Form of Exclusive Hotel Development Agreement and Covenant Not to Compete (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.8

Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company’s registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.9

Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.10(a)

Credit Agreement, dated as of May 10, 2000, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., Bank One, N.A., First Union National Bank and PNC National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.10(b)

First Amendment of Credit Agreement, Dated April 19, 2002 and effective as of March 29, 2002, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent (previously filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-k filed May 31, 2002).

10.10(c)

Second Amendment of Credit Agreement, dated April 19, 2002 and effective as of March 29, 2002, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent (previously filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K filed on February 15, 2003).

10.11

Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company’s Form 8-K filed on November 22, 1996 and incorporated herein by reference).

10.12

Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.13	Form of percentage lease agreement for Summerfield acquisition hotels (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.14

Agreement on Franchise-Related matters between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Management Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.15

Lease Master Agreement between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Lease Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.4 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.16

Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.17

Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.18

Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.19

Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.20

Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.21	Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.20 (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.22	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower.

10.23	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation.

10.24	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company.

10.25

Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company.

10.26	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company.

10.27

Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers.

10.28

Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation.

10.29

Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers.

10.30

Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP

(d)          Financial Statement Schedules

                         Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNKEEPERS USA TRUST

March 14, 2003	/s/ JEFFREY H. FISHER

Chairman of the Board and President

March 14, 2003	/s/ DAVID BULGER

Chief Financial Officer and Treasurer(Principal Financial Officer)

March 14, 2003	/s/ GREGORY M. FAY

Chief Accounting Officer(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER	Chief Executive Officer, President and Chairman of the Board, (Principal Executive Officer)	March 14, 2003

Jeffrey H. Fisher

/s/ DAVID BULGER	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2003

David Bulger

/s/ GREGORY M. FAY	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2003

Gregory M. Fay

/s/ MILES BERGER	Trustee	March 14, 2003

Miles Berger

/s/ THOMAS J. CROCKER	Trustee	March 14, 2003

Thomas J. Crocker

/s/ JACK P. DEBOER	Trustee	March 14, 2003

Jack P. DeBoer

/s/ C. GERALD GOLDSMITH	Trustee	March 14, 2003

C. Gerald Goldsmith

/s/ ROLF E. RUHFUS	Trustee	March 14, 2003

Rolf E. Ruhfus

/s/ JOEL F. ZEMANS	Trustee	March 14, 2003

Joel F. Zemans

Report of Independent Accountants

To the Board of Trustees and Shareholders of
Innkeepers USA Trust

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Innkeepers USA Trust at December 31, 2002and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 2 and Note 13 to the financial statements, the Company adopted FASB No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections,” and FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during 2002.

PricewaterhouseCoopers LLP

Dallas, Texas
February 25, 2003

Innkeepers USA Trust
Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands, except share and per share data)

	2002	2001

ASSETS
Investment in hotel properties:
Land and improvements	$101,104	$100,076
Buildings and improvements	655,373	652,899
Furniture and equipment	104,513	103,668
Renovations in process	828	241
Hotels held for sale, net	2,000	—
Hotels under development	—	8,998

	863,818	865,882
Accumulated depreciation	(180,789)	(154,574)

Net investment in hotel properties	683,029	711,308
Cash and cash equivalents	21,367	5,077
Restricted cash and cash equivalents	14,151	19,138
Due from Lessees	8,784	10,264
Deferred expenses, net	3,685	4,546
Other assets	3,032	2,587

Total assets	$734,048	$752,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$236,730	$261,116
Accounts payable and accrued expenses	7,700	8,376
Distributions payable	9,000	3,176
Minority interest in Partnership	52,458	54,249

Total liabilities	305,888	326,917

Commitments (note 9)
Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 4,630,000 shares issued and outstanding at December 31, 2002 and 2001	115,750	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,483,913 and 34,774,156 issued and outstanding at December 31, 2002 and 2001, respectively	375	348
Additional paid-in capital	393,259	367,596
Unearned compensation	(1,036)	(3,482)
Distributions in excess of earnings	(80,188)	(54,209)

Total shareholders’ equity	428,160	426,003

Total liabilities and shareholders’ equity	$734,048	$752,920

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Operations
for the years ended December 31, 2002, 2001 and 2000
(in thousands, except per share data)

	2002	2001	2000

		(Note 13)	(Note 13)
Revenue:
Percentage Lease revenue	$88,688	$105,540	$123,477
Other revenue	637	1,392	1,683

Total revenue	89,325	106,932	125,160

Expenses:
Depreciation	36,928	39,087	37,924
Amortization of franchise costs	57	59	65
Ground rent	493	485	470
Interest expense	17,485	18,565	18,190
Amortization of loan origination fees	1,173	928	909
Property taxes and insurance	12,451	10,882	11,035
General and administrative (excluding amortization of unearned compensation)	3,927	3,585	3,864
Amortization of unearned compensation	1,346	1,349	1,181
Other charges	9,967	782	640

Total expenses	83,827	75,722	74,278

Income before minority interest	5,498	31,210	50,882
Minority interest, common	380	(615)	(1,525)
Minority interest, preferred	(4,273)	(4,433)	(4,693)

Income from continuing operations	1,605	26,162	44,664
Discontinued operations	(3,362)	256	324
Gain (loss) on sale of hotels	530	(250)	(214)

Net income (loss)	(1,227)	26,168	44,774
Preferred share dividends	(9,983)	(9,983)	(9,983)

Net income (loss) applicable to common shareholders	$(11,210)	$16,185	$34,791

Earnings (loss) per share data:
Basic-continuing operations	$(0.23)	$0.47	$1.01

Basic	$(0.31)	$0.47	$1.02

Diluted-continuing operations	$(0.23)	$0.47	$1.01

Diluted	$(0.31)	$0.47	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Shareholders’ Equity
for the years ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Unearned Compensation	Distributions in Excess of Earnings	Total Shareholders’ Equity

	Shares	Redemption Value	Shares	Par Value

Balance at December 31, 1999	4,630,000	$115,750	34,676,586	$347	$367,191	$(5,144)	$(34,687)	$443,457

Issuance of restricted shares	—	—	82,200	1	857	(858)	—	—
Amortization of unearned compensation	—	—	—	—	—	1,181	—	1,181
Shelf registration statement costs	—	—	—	—	(23)	—	—	(23)
Net income	—	—	—	—	—	—	44,774	44,774
Distributions declared ($1.12 per common share)	—	—	—	—	—	—	(38,862)	(38,862)
Distributions declared ($2.16 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2000	4,630,000	115,750	34,758,786	348	368,025	(4,821)	(38,758)	440,544

Issuance of restricted shares	—	—	1,000	—	10	(10)	—	—
Amortization of unearned compensation	—	—	—	—	—	1,349	—	1,349
Shelf registration statement costs	—	—	—	—	(24)	—	—	(24)
Allocation to minority interest	—	—	—	—	(577)	—	—	(577)
Conversion of Common Units	—	—	14,370	—	162	—	—	162
Net income	—	—	—	—	—	—	26,168	26,168
Distributions declared ($0.91 per common share)	—	—	—	—	—	—	(31,636)	(31,636)
Distributions declared ($2.16 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2001	4,630,000	115,750	34,774,156	348	367,596	(3,482)	(54,209)	426,003

Issuance of restricted shares	—	—	10,402	—	74	(74)	—	—
Issuance of common shares, net of $1,412 in costs	—	—	2,600,000	26	24,900	—	—	24,926
Amortization of unearned compensation	—	—	—	—	—	1,346	—	1,346
Write-off of shares vested under litigation settlement	—	—	—	—	—	1,174	—	1,174
Conversion of Common Units	—	—	99,355	1	689	—	—	690
Net loss	—	—	—	—	—	—	(1,227)	(1,227)
Distributions declared ($0.40 per common share)	—	—	—	—	—	—	(14,769)	(14,769)
Distributions declared ($2.16 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2002	4,630,000	$115,750	37,483,913	$375	$393,259	$(1,036)	$(80,188)	$428,160

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Consolidated Statements of Cash Flows
for the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(1,227)	$26,168	$44,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,712	41,716	40,353
Minority interests	3,893	5,048	6,218
Write-off of shares vested under litigation settlement	1,174	—	—
Impairment charge	6,500	—	—
(Gain) loss on sale of hotels	(530)	250	214
Reserve for loss on hotel classified as held for sale	3,713	—	—
Write-off of deferred loan costs	—	—	240
Changes in operating assets and liabilities:
Due from Lessees	1,480	1,926	294
Other assets	(445)	(1,145)	249
Accounts payable and accrued expenses	(426)	1,065	217

Net cash provided by operating activities	53,844	75,028	92,559

Cash flows from investing activities:
Investment in hotel properties	(31,070)	(36,837)	(26,606)
Proceeds from sale of hotels	12,280	—	6,173
Net withdrawals (deposits) into restricted cash accounts	4,987	(471)	(6,395)
Payments for initial franchise fee	(69)	—	—

Net cash used by investing activities	(13,872)	(37,308)	(26,828)

Cash flows from financing activities:
Proceeds from debt issuance	4,000	29,500	66,000
Payments on debt	(28,386)	(14,569)	(63,690)
Dividend reinvestment plan and shelf registration costs paid	—	(24)	(23)
Distributions paid to unit holders	(4,584)	(6,125)	(6,416)
Distributions paid to shareholders	(19,102)	(51,004)	(48,821)
Redemption of units	(236)	(3,893)	(985)
Net proceeds from issuance of common shares	24,926	—	—
Loan origination fees and costs paid	(300)	(938)	(1,790)

Net cash used by financing activities	(23,682)	(47,053)	(55,725)

Net increase (decrease) in cash and cash equivalents	16,290	(9,333)	10,006
Cash and cash equivalents at beginning of year	5,077	14,410	4,404

Cash and cash equivalents at end of year	$21,367	$5,077	$14,410

Supplemental cash flow information:
Interest paid	$17,492	$18,121	$18,280

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust
Notes to Consolidated Financial Statements

1.       Organization

          Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at December 31, 2002, owned 67 hotels with an aggregate of 8,196 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”).  The ownership of the Partnership was as follows at December 31, 2002 and 2001:

	Common Units	%	Class A Preferred Units	%	Class B Preferred Units	%

2002
Innkeepers	37,483,913	96.98%	4,630,000	100.00%	—	—
Third parties	1,167,893	3.02%	—	—	3,884,469	100.00%

Total	38,651,806	100.00%	4,630,000	100.00%	3,884,469	100.00%

2001
Innkeepers	34,774,156	96.42%	4,630,000	100.00%	—	—
Third parties	1,290,157	3.58%	—	—	3,884,469	100.00%

Total	36,064,313	100.00%	4,630,000	100.00%	3,884,469	100.00%

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

          At December 31, 2002, the Company leased 61 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively the “IH Lessee”) and six of the Hotels to affiliates of Wyndham International, Inc. (the “Summerfield Lessee” and, together with the IH Lessee, the “Lessees”) pursuant to leases (“Percentage Leases”) which provide for rent (“Percentage Rent”) based on fixed percentages of annual room revenue both below and in excess of certain specified levels (“Thresholds”), subject to a minimum annual base rent (“Base Rent”).  Base Rent and Thresholds increase each year based on the increase in the Consumer Price Index for the previous year.  Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Lessee.  Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham International, Inc.

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

          Under the Percentage Leases, routine repairs and maintenance at the Hotels are the responsibility of the Lessees; major renewals and betterments are the responsibility of the Company and are capitalized.

          Upon sale or disposition of an asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

          The Company periodically reviews the carrying value of each hotel property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified.  If circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable.  If impairment is indicated, the carrying value of the hotel property is written down to its estimated fair value based on the Company’s best estimate of the hotel’s discounted future cash flows.

          Hotels held for sale.  For hotels classified as held for sale, the Company estimates the net selling price of such hotel.  Net selling price is estimated as the amount at which the hotel could be bought or sold (fair value) less costs to sell.  Fair value is determined considering prevailing market conditions and/or current estimated net sales proceeds from pending offers, if appropriate.  If the hotel’s net selling price is less than the carrying amount of the hotel, a reserve for loss is established.  Depreciation is no longer recorded on hotels held for sale.

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

          Deferred expenses.  Deferred expenses are recorded at cost and consist primarily of loan origination fees and costs and franchise application and transfer fees.  Loan origination fees and costs are amortized using the interest method over the original terms of the related indebtedness, which are three to 12 years.  Amortization of franchise fees is computed using the straight-line method over the original lives of the franchise agreements, which range from approximately seven to 20 years.  Accumulated amortization of deferred expenses is $2,827,000 and $1,997,000 at December 31, 2002 and 2001, respectively.

          Minority interest.  Minority interest represents the common unit holders’ proportionate share in the capital of the Partnership and the Class B Preferred Unit holders’ liquidation preference in the Partnership.  Income is allocated to the preferred unit holders based on their priority in the earnings of the Partnership (which is equal to the distribution preference of the preferred unit holders as described in Note 5); then, income or loss is allocated to the common unit holders based on their weighted average percentage ownership in the Partnership.

          Revenue recognition.  Each Hotel is leased by the Company to the Lessees under a Percentage Lease agreement that provides for the payment of Percentage Rent based on room revenues, subject to minimum Base Rent.  Base Rent is paid monthly and Percentage Rent is paid on a schedule set forth in each Percentage Lease.  Percentage Rent is paid no later than 25 days subsequent to the end of each calendar quarter.

          Base Rent is recognized as income on a straight-line basis over the term of each Percentage Lease.  Percentage Rent is recognized as income when room revenues exceed the annual specified Thresholds.

          Stock based compensation.  The Company accounts for share option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under APB 25, no compensation expense is recognized for employee share option grants because the exercise price of the options granted to date has equaled the market price of the underlying shares on the date of grant (the “intrinsic value method”).

          If the Company had recognized compensation cost for options granted to employees and trustees based on the fair value method, the Company would have recognized compensation cost of $85,000, $84,000 and $250,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  This would have reduced net income (loss) available to common shareholders per share by less than $0.01 in each of these years.  The fair value of each share option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:  (1) common dividend yield of 2.61% for 2002 grants, 8.89% for 2001 grants and 7.57% for 2000 grants, (2) expected volatility of approximately 21.98% for 2002 grants, 20.85% for 2001 grants and 18.16% for 2000 grants in the

Company’s common share price, (3) a risk-free interest rate of 3.50% for 2002 grants, 4.60% for 2001 grants and 6.09% for 2000 grants and (4) an expected option life of four years for 2002, 2001 and 2000 grants.

          Distributions.  The Company intends to pay distributions which, at a minimum, will be sufficient for the Company to maintain its REIT status.

          Income taxes.  The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code and, generally, pays only minimal amounts of federal income taxes.  Earnings and profits, which determine the taxability of distributions to the Company’s shareholders, will differ from net income (loss) reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation for federal income tax purposes, impairment charges, reserves on held for sale hotels and any litigation settlements.

          The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Common shares
Ordinary income	$0.3860	$0.850	$1.101
Return of capital	0.0140	—	—
Capital gain	—	0.037	0.019
Unrecaptured Section 1250 gain	—	0.023	—

Total distribution	$0.4000	$0.910	$1.120

Preferred shares
Ordinary income	$2.08064	$2.01424	$2.11872
Return of capital	0.07560	—	—
Capital gain	—	0.08800	0.03752
Unrecaptured Section 1250 gain	—	0.05400	—

Total distribution	$2.15624	$2.15624	$2.15624

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

          Fair value of financial instruments.  The carrying amounts of cash and cash equivalents, amounts due from the Lessees, accounts payable and accrued expenses, and distributions payable approximate fair value due to the short maturity of these instruments.

          The fair value of debt is not materially different from its carrying amount and is estimated based on current interest rates believed to be available to the Company for similar debt.

          Reclassification of extraordinary loss in 2000.  The Company adopted the provisions of FASB No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections,” during 2002 and, accordingly, the $240,000 write-off of deferred loan costs recorded in 2000 as an extraordinary loss has been reclassified to other charges in the accompanying 2000 statement of operations.

3.       Acquisitions and Sales of Hotels

          On November 3, 2000, the Company sold its Comfort Inn hotel in Allentown, PA for net proceeds of $6,173,000 to an unaffiliated buyer.  The Company recognized a loss of $214,000 on the sale.  The net proceeds from the sale were used to reduce the borrowings outstanding on the Line of Credit.

          On January 8, 2001, the Company opened a 121-room Residence Inn by Marriott hotel located in Tysons Corner, VA.  The total cost of this project was $14,000,000.

          In October 2001, the Company entered into a contract to sell its Summerfield Suites hotel located in West Hollywood, CA.  This hotel was classified as “held for sale” at December 31, 2001 and, accordingly, the Company recognized a loss of $250,000 (based on the difference between the estimated net sales proceeds and the hotel’s net book value of $12,200,000 at December 31, 2001) in the fourth quarter of 2001.  In July 2002, the Company closed on the sale of this hotel and recognized a gain of $530,000 on the sale in 2002.

          On September 15, 2002, the Company opened a 174-room Residence Inn by Marriott hotel located in Saddle River, NJ.  The total cost of the project was $22,900,000.

4.       Debt

          Debt is comprised of the following at December 31, 2002 and 2001:

	Interest Rate		Monthly Payment					Principal Balance

	2002	2001	Amount		Beginning		Maturity	2002	2001

								(000s)	(000s)
Variable rate debt
Line of Credit	—	3.74%		(1)		(1)	07/2004	—	$21,000
Industrial development bonds	1.30%	1.70		(1)		(1)	12/2014	$10,000	10,000
Fixed rate debt
Mortgage note (3)	7.00	7.00	141,331		11/1996	(2)	06/2010	16,118	16,665
First Term Loan	8.17	8.17	256,250		10/1997	(2)	10/2007	26,221	27,084
Second Term Loan	8.15	8.15	355,236		04/1999	(2)	03/2009	38,558	39,588
Third Term Loan	7.02	7.02	292,467		04/2000	(2)	04/2010	38,004	38,779
Fourth Term Loan	7.16	7.16	436,918		10/2002	(2)	10/2009	57,829	58,000
Fifth Term Loan	7.75	7.75	377,664		02/2005	(2)	01/2011	50,000	50,000

								$236,730	$261,116

(1) Interest only payments are due monthly.
(2) Interest only is due monthly until principal amortization begins at the date indicated.
(3) The stated interest rate on this mortgage note is 10.35%.

          The industrial development bonds bear interest at a variable rate that is based upon the 30-day yield of a group of tax-exempt securities selected by an independent third party.  The industrial development bonds are collateralized by letters of credit that have an annual fee of 1.25%.

          The Company has an uncollateralized $135 million line of credit (the “Line of Credit”).  The interest rate on the Line of Credit is LIBOR plus 122.5 to 225 basis points. The maximum amount of borrowings outstanding under the Line of Credit during the year ended December 31, 2002 was $25,000,000.  The Company has bank funding commitments remaining under its Line of Credit of $125,000,000 at December 31, 2002.  However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement.  During the first quarter of 2002, the Company negotiated an amendment to the Line of Credit.  This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%.  In January 2003, the Company obtained an extension of the Line of Credit amendment obtained in the first quarter of 2002 to December 31, 2003.  If the operating environment in 2003 worsens substantially from the Company’s current expectations and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to its shareholders and/or significantly reduce its planned capital expenditures.

          Each of the first four Term Loan agreements contains a debt service coverage ratio requirement.  At December 31, 2002 and 2001, the Company was in compliance with the financial covenants contained in its Line of Credit and Term Loan agreements, as amended.

          At December 31, 2002, 39 of the Company’s hotel properties (with a net book value of $448,210,000) collateralized the Company’s fixed rate debt and 28 of the Company’s hotel properties were unencumbered.  For the years ended December 31, 2002, 2001 and 2000, the Company capitalized interest of $767,000, $196,000 and $581,000, respectively, in connection with hotels under development.

          Future scheduled principal payments for the Company’s debt at December 31, 2002 are as follows (in thousands):

Year	Amount

2003	$4,556
2004	4,883
2005	5,884
2006	6,399
2007	27,566
Thereafter	187,442

$236,730

          The Company’s Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company’s investment in hotels, at cost, after giving effect to the Company’s use of proceeds from any indebtedness.  The Company’s consolidated indebtedness was approximately 27.4% of its investment in hotels, at cost, at December 31, 2002.

5.       Capital Shares and Partnership Interests

          The Company’s Board of Trustees is authorized to provide for the issuance of 100 million common shares and 20 million shares of preferred stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

          During the second quarter of 2002, Innkeepers completed the sale of 2,600,000 common shares in an underwritten public offering.  The gross and net proceeds of the offering were $26,338,000 and $24,926,000, respectively.  Innkeepers contributed the net proceeds to the Partnership in exchange for 2,600,000 common units of limited partnership interest in the Partnership (“Common Units”) and the Partnership used the net proceeds of the offering to repay borrowings outstanding under the Line of Credit.

          The Company has 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the “Series A Preferred Shares”) outstanding at December 31, 2002 and 2001.  The Partnership has issued to Innkeepers the same number of Class A preferred units of limited partnership interest (“Class A Preferred Units”).  The Series A Preferred Shares are convertible into 1.4811 common shares at any time and, therefore, the Company has reserved 6,857,493 common shares for issuance upon conversion.  The Series A Preferred Shares may be redeemed by the Company after May 18, 2003 at the liquidation preference of $25 per share and have no stated maturity or sinking fund requirements.  The Series A Preferred Shares are entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible.

          Limited partners (other than Innkeepers) who hold Common Units have redemption rights (“Redemption Rights”) which enable them to cause the Partnership to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at Innkeepers’ option, one common share.  All of the Redemption Rights are currently effective.  The Partnership has issued to Innkeepers Common Units equal to the number of Innkeepers’ common shares outstanding.  The Partnership will issue additional Common Units to Innkeepers for any additional common shares it issues, in exchange for Innkeepers’ contribution to the Partnership of the proceeds from the common share issuance.

          Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership (“Class B Preferred Units” and collectively with the Common Units, “Units”) have Redemption Rights which enable them to cause the Partnership to redeem each of their Class B Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers’ option, one common share.  The Class B Preferred Units have a liquidation preference of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed.  Quarterly preferred distributions are payable on each Class B Preferred Unit, and are based on the dividends payable on the common shares (the minimum Class B Preferred Unit annual distribution is $1.10 and the maximum is $1.155).  The current quarterly preferred distribution rate is $0.275 for each Class B Preferred Unit ($1.10 on an annualized basis).  The

Class B Preferred Units distributions are reflected in the accompanying statement of operations as “minority interest, preferred.”

          During the years ended December 31, 2002 and 2001, the Company redeemed for cash 22,909 (for $236,000) and 152,574 (for $1,926,000) Common Units, respectively, and issued 99,355 and 14,370 common shares in redemption of the same number of Common Units, respectively.  During the year ended December 31, 2001, the Company redeemed 178,860 Class B Preferred Units for $1,967,000.

          The following table summarizes the dividends or distributions declared on each Series A Preferred Share, Class B Preferred Unit and common share and Common Unit for the years ended December 31, 2002, 2001 and 2000:

	2002			2001			2000

	Series A Preferred Share	Class B Preferred Unit	Common share and Unit	Series A Preferred Share	Class B Preferred Unit	Common share and Unit	Series A Preferred Share	Class B Preferred Unit	Common share and Unit

First quarter	$0.53906	$0.27500	$0.08	$0.53906	$0.28875	$0.30	$0.53906	$0.28875	$0.28
Second quarter	0.53906	0.27500	0.08	0.53906	0.28875	0.30	0.53906	0.28875	0.28
Third quarter	0.53906	0.27500	0.08	0.53906	0.28875	0.30	0.53906	0.28875	0.28
Fourth quarter	0.53906	0.27500	0.08	0.53906	0.27500	0.01	0.53906	0.28875	0.28
Fourth quarter – special	—	—	0.08	—	—	—	—	—	—

	$2.15624	$1.10000	$0.40	$2.15624	$1.14125	$0.91	$2.15624	$1.15500	$1.12

          The timing and amount of any future dividends will be determined by the Company’s Board of Trustees based on factors it deems relevant.

6.       Percentage Lease Revenue

          Each Percentage Lease provides for the payment of Percentage Rent each year based on the annual room revenues of the hotel, subject to a minimum Base Rent.  The table below sets forth the Percentage Rent and Base Rent earned by the Company for the years ended December 31, 2002, 2001 and 2000 (in thousands).

	2002	2001	2000

Base Rent	$65,466	$65,174	$62,227
Percentage Rent	23,860	40,998	61,914
Base and Percentage rent classified in discontinued operations	(638)	(632)	(664)

	$88,688	$105,540	$123,477

          The Lessees have future minimum Base Rent commitments to the Company under the Percentage Leases.  Minimum future Base Rent due under the Percentage Leases, assuming no further increases in Base Rent pursuant to increases in the Consumer Price Index, are as follows through the year 2012 (in thousands):

Year	Amount

2003	$68,080
2004	67,059
2005	61,762
2006	53,674
2007	51,774
Thereafter	157,041

$459,390

          The Company must rely on the Lessees to generate sufficient cash flow from the operation of the Hotels to enable the Lessees to meet the rent obligations under the Percentage Leases.  The obligations of the Summerfield Lessee under its Percentage Leases and related agreements are collateralized by $4,759,220 in irrevocable letters of credit, one of which is pledged to a lender of the Company.  The obligations of the IH Lessee under its Percentage

Leases are not collateralized and the IH Lessee has only nominal assets, other than working capital.  The Lessees have paid all rent obligations due under the Percentage Leases for 2002.

7.       Earnings per Share

          The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 (in thousands, except share and per share data):

	2002	2001	2000

		(Note 13)	(Note 13)
Numerator:
Income (loss) from continuing operations	$1,605	$26,162	$44,664
Preferred share dividends	(9,983)	(9,983)	(9,983)

Income (loss) applicable to common shareholders from continuing operations	(8,378)	16,179	34,681
Gain (loss) on sale of hotels	530	(250)	(214)
Discontinued operations	(3,362)	256	324

Net income (loss) applicable to common	$(11,210)	$16,185	$34,791

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	35,954,229	34,293,929	34,193,546
Effect of dilutive securities:
Stock options	16,719	59,497	6,202
Restricted shares	118,003	107,708	52,137

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	36,088,951	34,461,134	34,251,885

Earnings (loss) per share data:
Basic-continuing operations	$(0.23)	$0.47	$1.01
Gain (loss) on sale of hotels	0.01	(0.01)	(0.01)
Discontinued operations	(0.09)	0.01	0.01

Basic	$(0.31)	$0.47	$1.02

Diluted-continuing operations	$(0.23)	$0.47	$1.01
Gain (loss) on sale of hotels	0.01	(0.01)	(0.01)
Discontinued operations	(0.09)	0.01	0.01

Diluted	$(0.31)	$0.47	$1.02

          The conversion of Common Units into common shares would have no effect on earnings (loss) per share.  The conversion of the Series A Preferred Shares, the Class B Preferred Units and 1,349,500 of the options granted (as discussed in Note 8) are anti-dilutive (i.e., assuming that they were converted into common shares would reduce the loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share.  For the periods where a loss was incurred, the denominator used for calculating diluted earnings (loss) per share is the same as the denominator for basic earnings per share.

8.       Share-Based Compensation Plans

          The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 3,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares.  Options granted under the 1994 Plan expire not more than ten years from the date of grant.  The Company may grant up to 1,200,000 restricted shares and performance shares under the 1994 Plan.  Restricted shares issued to date had voting and dividend rights from the date granted.  At December 31, 2002, there were 1,324,612 common shares available for issuance under the 1994 Plan, including a maximum of 478,362 restricted and performance shares.

          The exercise price of common share options may not be less than fair market value of the common shares at the date of grant.  The table below delineates information concerning common share options for the years ended December 31, 2002, 2001, and 2000.

	2002		2001		2000

	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price

Outstanding at beginning of year	1,281,500	$11.54	1,651,250	$11.82	2,037,500	$12.12
Granted	—	—	5,000	10.16	—	—
Exercised	—	—	—	—	—	—
Cancelled	—	—	2,250	10.56	380,000	13.46
Forfeited	—	—	372,500	12.78	6,250	10.52

Outstanding at end of year	1,281,500	$11.54	1,281,500	$11.54	1,651,250	$11.82

Exercisable at end of year	1,165,500	$11.67	1,079,500	$11.71	988,500	$12.08
Weighted average fair value of options granted		—		$0.85		$1.18
Price range of shares under option	$8.875 to $13.6875		$8.875 to $13.6875		$8.875 to $15.1250

          Of the 1,281,500 common share options outstanding, 143,000 are incentive share options and 1,138,500 are non-qualified options.  The incentive share options and non-qualified options vest over varying periods, not exceeding ten and five years, respectively.

          Under the 1994 Plan, the Company granted 1,000 and 82,200 restricted shares to employees during the years ended December 31, 2001 and 2000, respectively, subject to a vesting schedule (no shares were granted in 2002).  Of the 721,638 restricted shares granted under the 1994 Plan, 459,594 restricted shares were vested at December 31, 2002.  The weighted average grant date fair value per share of the restricted shares granted in 2001 and 2000 was $10.16 and $10.44, respectively.

          The Company’s trustees share incentive plan provides for the granting of up to 200,000 incentive share options and restricted shares to trustees.  Restricted shares have voting and dividend rights from the date granted.  Options granted under the trustees plan expire not more than ten years from the date of grant.

          The Company has granted an aggregate of 74,000 non-qualified options to trustees with exercise prices ranging from $6.93 to $16.6875.  The common share options vest over varying periods not exceeding five years.  As of December 31, 2002, 74,000 of these common share options, with a weighted average exercise price of $10.64, were vested and no common share options have been exercised, forfeited or terminated.

          The Company has also granted 66,616 restricted shares at a weighted average grant date fair value per share of $11.25 to its non-employee trustees, which vest over varying periods not to exceed five years.  At December 31, 2002, 60,374 of these restricted shares were vested.

9.       Commitments

          The Hotels are operated under franchise or management agreements with the Lessees as Residence Inn by Marriott, Summerfield Suites by Wyndham, Sunrise Suites, Hampton Inn, Courtyard by Marriott, TownePlace Suites by Marriott or Holiday Inn Express hotels.  The Company has paid the cost of obtaining or transferring certain franchise license agreements.  The Company has loaned the IH Lessee $860,000 and $904,000, at December 31, 2002 and 2001, respectively, for the working capital deposit required under the IH Lessee’s management agreements (the “Marriott Management Agreements”) with wholly-owned subsidiaries of Marriott International, Inc. (“Marriott”).  These advances are uncollateralized, due on demand and bear no interest.  The franchise agreements and Marriott Management Agreements require the Lessees to pay fees based on percentages of hotel revenue and certain other fees.

          The Company has guaranteed the IH Lessee’s obligations under the franchise agreements and Marriott Management Agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease.  These guarantees continue for the life of the related franchise or management agreement, which lives can range up to 20 years.  In the event that the IH Lessee was not fulfilling its obligations under the franchise or management agreements, the Company would become responsible for those obligations and there is no limit on the Company’s obligations under these guarantees.  The IH Lessee incurred fees of $16,138,000 under these agreements for the year ended December 31, 2002.  At December 31, 2002, the IH Lessee owed the franchisors$529,000 for franchise and other fees under the franchise agreements and the IH Lessee owed Marriott $2,451,000 for management fees and items advanced by Marriott under the Marriott Management Agreements.

          Under the Percentage Leases, the Company is obligated to pay the costs of certain capital improvements, real estate and personal property taxes and property insurance for the Hotels (except that the Summerfield Lessee is required to pay property insurance on the Hotels it leases from the Company).  Additionally, the Company must make available to the Lessees an amount equal to 4% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels (subject to certain exceptions as described below).  Each of the term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, varying amounts up to a maximum total of 5% of gross revenues from such Hotels.

          The Marriott Management Agreements require the Company to set-aside either 4% or 5% (depending on the Hotel) of room revenue for certain capital expenditures at the Marriott managed hotels (the “FF&E Escrow”).  The Marriott Management Agreements also require the Company to fund certain capital expenditures in addition to the FF&E Escrow.  The Marriott Management Agreements and franchise agreements require the Company to maintain its Marriott hotels in accordance with Marriott’s brand standards, which may require the Company to spend amounts in excess of the previously described requirements.

          The Company has two fifty-year term ground leases expiring August 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties.  Minimum annual rent payable under these leases is $498,000 in the aggregate, subject to increase based on increases in the consumer price index.

          With respect to 13 of the Hotels, if the Company were to sell those Hotels in taxable transactions, the Company would become liable for certain tax liabilities incurred by Unit holders who exchanged interests in those Hotels for Units in the Partnership when the Company acquired the hotel.  The tax reimbursement liability with respect to a Hotel is generally limited to a period within 10 years of the Hotel’s acquisition date.

          The Company has obtained property, casualty and other insurance with loss limits and coverages deemed reasonable by management (and with the intent to satisfy the requirements of lenders and franchisors).   In doing so, the Company has made decisions with respect to what deductibles, policy limits and terms are reasonable based on management’s experience, the risk profile and loss history of the Company and the Hotels, the nature of the Company’s Hotels and businesses, and the Company’s loss prevention efforts.  The Company also considered the substantial costs increases demanded by insurers when the Company renewed most coverages in November 2002, which followed very substantial increases incurred at the time of the November 2001 renewal.  These increases have raised the Company’s insurance cost-to-revenue ratio significantly in 2001 and 2002, notwithstanding the Company’s decision to decrease the policy limits and/or increase the required deductibles for certain coverages.  That ratio is not likely to decline in the near- to mid-term, and the cost increases applicable to the Company have had and are likely to continue to have a detrimental affect on the Company’s earnings and Funds From Operations.  There can be no assurance that (i) the insurance obtained will fully protect the Company against insurable losses (i.e., losses may exceed coverage limits); (ii) that the Company will not incur substantial deductibles; (iii) that the Company will not incur losses from risks that are not insurable or that are not economically insurable; or (iv) that current coverages will continue to be available at reasonable rates.

10.     Related Party Transactions

          The Company has paid $100,000 to the IH Lessee for shared personnel and services in each of the years ended December 31, 2002, 2001 and 2000.  This amount has been recorded in general and administrative expense in the statements of operations.  The Company also reimburses the IH Lessee for its proportionate share of rent under a lease for its corporate office space which was $217,000, $217,000 and $209,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

          In July 2002, in connection with the Company’s sale of its Summerfield Suites hotel located in West Hollywood, California, the Company paid the IH lessee a lease termination fee of $62,000.  The Company has also reimbursed $169,000 to certain unit holders (including Rolf E. Ruhfus, a Trustee of the Company) for tax liabilities resulting from the sale in 2002.

          As a result of renovations made in January and February 2002 at the Company’s Holiday Inn Express – Lexington, MA hotel which required that a substantial number of rooms be taken out of service, the Company agreed to compensate the IH Lessee for the significant loss of room nights by reducing the Rent payable under the Percentage Lease for this hotel by $39,000 in 2002.

          The Company anticipates that it will engage an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects in 2003.  The Company anticipates that it will enter into renovation contracts with the Hatchett affiliate totaling approximately $2 to $3 million in 2003.  The affiliate of Hatchett is approximately 45% owned by Equity Inns, Inc. (“Equity”).  An affiliate of the IH Lessee is negotiating to manage a hotel owned by Equity commencing in 2003.  The IH Lessee expects this contract to assist its affiliate in qualifying as an eligible independent contractor under the REIT Modernization Act, which would facilitate a TRS Transaction as described in Note 14.  The Company has taken, and will continue to take, steps to confirm that the pricing, quality and service that the Hatchett affiliate provides is substantially comparable to that which is generally available in the marketplace for products and services that the Company will acquire from or through the Hatchett affiliate.

          In the first quarter of 2003, the Company commenced renovations at its Hampton Inn – Norcross, GA hotel which required that a substantial number of rooms be taken out of service.  The Company has agreed to compensate the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by an amount of up to $120,000 in 2003.

          See also Notes 9, 11 and 14 for additional related party transaction disclosures.

11.     Litigation Settlement

          In May 2000, the Company’s former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher.  The suit alleges that he was wrongfully terminated by the Company in breach of his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee.  In December 2002, the defendants entered into a settlement agreement with the plaintiff that is contingent upon the closing of a TRS Transaction as described in Note 14.  In exchange for a complete release of all claims and in settlement of the litigation, (a) the Company agreed to pay the plaintiff $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million, and (b) the IH Lessee agreed to pay the plaintiff $5.9 million.  Mr. Fisher agreed to purchase the plaintiff’s equity interest in the IH Lessee for $1 million.  The Company’s settlement cost has been recorded in “other charges” in the accompanying statement of operations.  The Company also agreed to purchase the plaintiff’s 116,908 restricted shares, at his option, upon closing of a TRS Transaction at the then-current market price.  If a TRS Transaction does not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation will resume and the Company (and the IH Lessee and Mr. Fisher) presently intends to continue to aggressively defend all allegations.

12.     Other Charges

          Other charges for the years ended December 31, 2002, 2001 and 2000 include the following (amounts in thousands):

	2002	2001	2000

Legal fees	$372	$300	$200
Litigation settlement	2,946	—	—
Advisory services related to RMA	149	310	200
Lease termination costs	—	172	—
Impairment charge	6,500	—	—
Write-off of deferred loan costs	—	—	240

	$9,967	$782	$640

          The legal fees and litigation settlement are related to litigation with the Company’s former Chief Operating Officer, the advisory services are related to the Company’s consideration of its alternatives under the REIT Modernization Act, and the lease termination costs are related to the termination of the Percentage Lease with the Summerfield Lessee on the Summerfield Suites by Wyndham hotel located in West Hollywood, CA, which was sold on July 24, 2002.

          The Company reviewed the carrying value of each hotel property at December 31, 2002 to determine if an impairment in the carrying value of the investment exists.  The Company prepared a projection of the undiscounted future cash flows, without interest charges, of each Hotel and determined that its investment in one hotel is likely not recoverable over the Company’s anticipated holding period.  The Company then adjusted the carrying value of the hotel to its estimated fair value based on the estimated discounted future cash flows and recorded an impairment charge of $6,500,000 in 2002.

          Upon closing of the Line of Credit in May 2000, the previous line of credit was extinguished and the loan origination fees and costs associated with the previous line of credit were expensed.

13.     Discontinued Operations

          In 2002, the Company adopted the provision of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the third quarter of 2002, the Company classified one of its hotel properties as “held for sale.”  The Company has stopped depreciation of the hotel (which reduced 2002 depreciation expense by $100,000) and has classified it as held for sale in the accompanying December 31, 2002 balance sheet.  The results of operations from this hotel are classified as discontinued operations in the accompanying statements of operations.  The previously reported 2001 and 2000 results of operations have been reclassified to reflect the classification of this hotel as held for sale.  As a result of the held for sale classification, the Company has reduced the carrying value of this hotel to its estimated fair value (less costs to sell) of $2,000,000 and recognized a reserve for impairment loss of $3,713,000 during 2002.  The Company expects to complete the sale of this hotel in 2003.

          The following table sets forth the components of discontinued operations for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Percentage Lease revenue	$638	$632	$664
Other income	—	1	7
Depreciation	(208)	(293)	(274)
Property taxes and insurance	(79)	(84)	(73)
Reserve for impairment loss	(3,713)	—	—

Discontinued operations	$(3,362)	$256	$324

14.     Subsequent Events

          On February 25, 2003, the Company’s Board of Trustees declared a first quarter distribution of $0.08 per common share and Common Unit, $0.53906 per Series A Preferred Share and $0.275 per Class B Preferred Unit to holders of record on March 28, 2003.  The distribution is payable on April 29, 2003.

          Prior to the passage of the REIT Modernization Act (“RMA”) effective January 1, 2001, REITs were generally required to lease their hotels to entities in which they owned less than a 10% interest.  The RMA permits a REIT to lease its hotels to taxable REIT subsidiaries (“TRS”) in which the REIT can own up to a 100% interest.  TRS pay corporate level income tax and may retain any after-tax income.  A REIT must satisfy certain conditions to use the TRS structure.  One of those conditions is that the TRS must hire, to manage the hotels, an ‘eligible independent contractor’ (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT.  An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT and the REIT cannot own any debt or equity securities of the EIC).  Affiliates of the IH Lessee are in the process of obtaining management contracts on hotels owned by parties other than the REIT, in order to qualify as an EIC.

          Due to Mr. Fisher’s control of the IH Lessee and his position with the Company, the Company’s Board of Trustees formed a special committee of disinterested trustees, consisting of all of the Company’s trustees other than Mr. Fisher, to review the strategic alternatives regarding the lessee position available under the RMA.  The special committee engaged an independent financial advisor to assist it in the analysis and also retained independent counsel to advise it in connection with the negotiations and any transaction.  In December 2002, the special committee began negotiations with the IH Lessee regarding the possible structure and terms of a transaction (the “TRS Transaction”), and those negotiations are continuing.

          In January 2003, the Company and the IH Lessee entered into a letter of intent with Marriott for a transaction under which the IH Lessee will convert the Marriott Management Agreements into long-term franchise agreements.  The IH Lessee will pay a royalty fee of 6½ % of room revenues to Marriott for the first ten years of each franchise agreement and a 5 % royalty thereafter.  The term of the franchise agreements will be a minimum of 15 years.  Marriott will have enhanced rights to terminate after 10 years the franchise agreements for the five “Generation 1” Residence Inn by Marriott hotels that are among the 17 hotels, and Marriott will have the right to terminate the franchise agreement for one hotel after four years.  The IH Lessee will also pay Marriott a conversion fee each year for 10 years, beginning in 2004, equal to $850,000 plus 50% of aggregate available cash flow (after rent under the Percentage Leases) in excess of a specified threshold.  A portion of the conversion fee allocable to any hotel will be waived for a year if, generally, the hotel’s room revenues for that year decline below certain levels and certain other conditions are met.  The Company will guarantee the IH Lessee’s obligations under the new franchise agreements, including payment of the conversion fee.  In connection with these conversions, the IH Lessee and the Company will generally release Marriott from any liability accruing with respect to any Marriott-branded hotel owned by the Company as of the conversion date.  The IH Lessee expects to convert four of the 17 hotels on or about March 28, 2003 and the balance on or before June 20, 2003.  The terms described above and the conversion of the 17 hotels to management by the IH Lessee are subject to the execution of definitive documentation by the IH Lessee, Marriott and the Company, and the satisfaction of other conditions including obtaining lender consents.

15.     Recently Issued Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract.  SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 had no impact on our results of operations or financial position for 2003.

          The FASB has issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which is effective for certain transactions arising on or after October 1, 2002.  SFAS No. 147 will have no impact on the Company.

          The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure requirements of SFAS No. 148.  The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to the Company at this time.

          FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASN Interpretation No. 34,” was issued in November 2002.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has made the disclosures required by FIN 45.

          FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” was issued in January 2003.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company believes that it has no unconsolidated variable interest entities that would be consolidated under the requirements of FIN 46.

Report of Independent Accountants

To the Board of Directors and Shareholders of
Innkeepers Hospitality

          In our opinion, the accompanying combined balance sheets and the related combined statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Innkeepers Hospitality (as described in Note 1) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of Innkeepers Hospitality’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 25, 2003, except for Note 3 as to
which the date is March 13, 2003

Innkeepers Hospitality
Combined Balance Sheets
December 31, 2002 and 2001
(in thousands, except share data)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$12,490	$15,221
Marketable securities	2,549	3,102
Accounts receivable, net	3,263	3,920
Prepaid expenses	679	412

Total current assets	18,981	22,655
Other assets	255	271

Total assets	$19,236	$22,926

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,366	$4,330
Accrued expenses	4,835	4,292
Accrued litigation settlement	5,475	—
Payable to Manager	2,451	2,269
Due to Partnership	8,210	9,852

Total current liabilities	24,337	20,743
Other long-term liabilities	860	904

Total liabilities	25,197	21,647

Commitments (Note 5)
Shareholders’ equity (deficit):
Common shares, $1 par value, 9,000 shares authorized, issued and outstanding at December 31, 2002 and 2001	9	9
Additional paid-in capital	1,160	890
Unrealized loss on marketable securities	(894)	(341)
Retained earnings (deficit)	(6,236)	721

Total shareholders’ equity (deficit)	(5,961)	1,279

Total liabilities and shareholders’ equity (deficit)	$19,236	$22,926

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Operations
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Gross operating revenue:
Rooms	$178,849	$200,017	$222,806
Food and beverage	267	242	294
Telephone	3,367	4,704	6,223
Other	3,585	4,376	4,304

Gross operating revenue	186,068	209,339	233,627
Departmental expenses:
Rooms	37,788	39,047	42,614
Food and beverage	290	270	295
Telephone	1,604	1,664	1,933
Other	1,610	1,732	2,064

Total departmental profit	144,776	166,626	186,721

Unallocated operating expenses:
General and administrative	15,310	16,793	17,882
Franchise and marketing fees	11,961	13,283	13,970
Advertising and promotions	10,354	10,642	11,374
Utilities	8,403	8,582	8,331
Repairs and maintenance	9,452	9,300	9,773
Management fees	2,576	3,888	5,421

Total unallocated operating expenses	58,056	62,488	66,751

Gross profit	86,720	104,138	119,970
Insurance	(1,518)	(1,072)	(1,033)
Lessee overhead	(5,086)	(4,736)	(3,810)
Litigation settlement	(5,875)	—	—
Percentage lease expense	(79,996)	(93,942)	(110,122)

Net income (loss)	(5,755)	4,388	5,005
Other comprehensive income – unrealized gains (losses) on marketable securities	(553)	(228)	640

Comprehensive income (loss)	$(6,308)	$4,160	$5,645

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Shareholders’ Equity (Deficit)
for the years ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

	Common Shares			Unrealized loss on marketable securities
			Additional paid-in capital		Retained earnings (deficit)	Shareholders’ equity (deficit)
	Shares	Par Value

Balance at December 31, 1999	8,000	$8	$290	$(753)	$1,040	$585

Paid-in capital	—	—	181	—	—	181
Net income	—	—	—	—	5,005	5,005
Change in unrealized gain (loss) on marketable securities	—	—	—	640	—	640
Distributions declared	—	—	—	—	(5,867)	(5,867)

Balance at December 31, 2000	8,000	8	471	(113)	178	544

Issuance of common shares	1,000	1	209	—	—	210
Paid-in capital	—	—	210	—	—	210
Net income	—	—	—	—	4,388	4,388
Change in unrealized gain (loss) on marketable securities	—	—	—	(228)	—	(228)
Distributions paid	—	—	—	—	(3,845)	(3,845)

Balance at December 31, 2001	9,000	9	890	(341)	721	1,279

Paid-in capital	—	—	270	—	—	270
Net loss	—	—	—	—	(5,755)	(5,755)
Change in unrealized gain (loss) on marketable securities	—	—	—	(553)	—	(553)
Distributions paid	—	—	—	—	(1,202)	(1,202)

Balance at December 31, 2002	9,000	$9	$1,160	$(894)	$(6,236)	$(5,961)

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Combined Statements of Cash Flows
 For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(5,755)	$4,388	$5,005
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	66	32	24
Litigation settlement	5,475	—	—
Changes in operating assets and liabilities:
Accounts receivable	657	4,031	(3,103)
Prepaid expenses	(267)	(343)	469
Other assets	—	—	22
Accounts payable	(964)	(78)	674
Accrued expenses	543	(80)	28
Payable to Manager	182	(1,998)	(892)
Due to Partnership	(1,642)	(3,168)	1,285

Net cash provided (used) by operating activities	(1,705)	2,784	3,512

Cash flows from investing activities:
Purchase of property and equipment	(50)	(239)	(6)

Net cash used by investing activities	(50)	(239)	(6)

Cash flows from financing activities:
Repayment of advances from Partnership	(44)	(33)	—
Paid-in capital	270	210	181
Distributions paid	(1,202)	(3,845)	(5,402)
Issuance of common shares	—	210	—

Net cash used by financing activities	(976)	(3,458)	(5,221)

Net decrease in cash and cash equivalents	(2,731)	(913)	(1,715)
Cash and cash equivalents at beginning of year	15,221	16,134	17,849

Cash and cash equivalents at end of year	$12,490	$15,221	$16,134

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality
Notes to Combined Financial Statements
1.          Organization

          Innkeepers Hospitality, Inc. and other entities under common control (collectively “IH” or the “IH Lessee”) are controlled by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by Innkeepers USA Trust (“Innkeepers”) through Innkeepers USA Limited Partnership and its subsidiaries (collectively the “Partnership,” and together with Innkeepers, the “Company”).  Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of Innkeepers.  The IH Lessee leased 61 hotels (the “IH Leased Hotels”) from the Company at December 31, 2002.

          The IH Lessee operates 44 of the IH Leased Hotels and wholly-owned subsidiaries of Marriott International, Inc. (“Marriott”) operate 17 of the IH Leased Hotels under management agreements with the IH Lessee.

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

          Marketable Securities.   Marketable securities, which primarily consist of 267,450 common shares of the Company at December 31, 2002 and 2001 are classified as available for sale and are carried at market value.  Marketable securities also include 20,500 preferred shares of the Company at December 31, 2002 and 2001, which are convertible at any time into 30,363 common shares.  The appreciation or depreciation in value of the marketable securities, since purchase, is recorded in shareholders’ equity until realized.

          Prepaid Expenses.   Prepaid expenses consist primarily of prepaid insurance.

          Revenue Recognition.   Revenue is recognized as earned.  Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable that are estimated to be uncollectible.

          Franchise Fees.   The cost of obtaining franchise licenses, for hotels subject to such licenses, is paid by the Company on behalf of the IH Lessee, and the continuing franchise fees (generally a percentage of room revenue) are paid by the IH Lessee.

          Advertising Costs.   Advertising costs are expensed as incurred.  Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors which were $4,925,000, $5,474,000, and  $6,241,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

          Percentage Lease Expense.   Each IH Leased Hotel is leased by the Company to the IH Lessee under a percentage lease agreement (“Percentage Lease”).  The Percentage Lease for each IH Leased Hotel provides for rent (“Percentage Rent”) based on fixed percentages of annual room revenue both below and in excess of certain specified levels (“Thresholds”), subject to a minimum annual base rent (“Base Rent”).  Base Rent and Thresholds increase each year based on the increase in the Consumer Price Index for the previous year.  Base Rent is paid monthly and Percentage Rent is paid no later than 25 days after the end of each calendar quarter.

Base Rent is recognized as expense on a straight-line basis over the term of each Percentage Lease.  Percentage rent expense is recognized as expense when it is probable that room revenues will exceed the annual specified levels.

          Share Appreciation Rights.  The IH Lessee has granted to certain employees and officers share appreciation rights (“SARs”) entitling the holder to a cash payment equal to the difference between the Company’s common share price on the date of exercise and the exercise price of the SAR.  The IH Lessee accounts for the SARs granted to employees under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under SFAS 123, the IH Lessee recognizes expense or income (up to the extent that expense has been previously recognized) based on changes in the fair value of the Company’s common shares.

          Income Taxes.   The IH Lessee has elected S corporation status under the Internal Revenue Code.  Accordingly, the shareholders of the IH Lessee are taxed on an individual basis on their proportionate share of the IH Lessee’s taxable income.  Consequently, no provision for income taxes has been reflected in the financial statements.

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

3.      Line of Credit

          The IH Lessee established a $1,000,000 line of credit that is collateralized by 247,450 common shares and 20,500 preferred shares of the Company owned by the IH Lessee and guaranteed by Mr. Fisher.  The line of credit matures on December 24, 2004 and bears interest at LIBOR plus 190 basis points.  The IH Lessee may borrow up to 50% of the then current market value of the pledged common and preferred shares.  However, if the borrowing to market value ratio at any time exceeds 60%, the IH Lessee is required to repay borrowings to bring the borrowing to market value ratio below 50%.  In March 2003, the IH Lessee borrowed $1,000,000 under the line of credit.

4.      Share Appreciation Rights

          The IH Lessee has granted to certain employees and officers share appreciation rights (“SARs”) entitling the holder to a cash payment equal to the difference between the Company’s common share price on the date of exercise and the exercise price of the SAR.  The SARs vest over periods of up to five years and have a maximum term of ten years.  The following table sets forth certain information relating to the SARs for the years ended December 31, 2002, 2001 and 2000.

	2002		2001		2000

	Number of Share Appreciation Rights	Weighted Average Exercise Price	Number of Share Appreciation Rights	Weighted Average Exercise Price	Number of Share Appreciation Rights	Weighted Average Exercise Price

Outstanding at beginning of year	442,800	$11.36	524,100	$11.33	294,600	$12.48
Granted	—	—	—	—	311,000	10.25
Exercised	6,200	10.25	24,300	10.25	—	—
Forfeited	96,600	10.25	57,000	11.56	81,500	11.38

Outstanding at end of year	340,000	$11.69	442,800	$11.36	524,100	$11.33

Exercisable at end of year	292,400	$11.92	304,600	$11.76	—	—
Price range of share appreciation rights	$10.25 to $13.25		$10.25 to $13.25		$10.25 to $13.25
Expense recognized	$33,000	$	$23,000		27,000

5.         Commitments and Related Party Transactions

          The IH Lessee has future lease commitments for office space through 2004.  Minimum future rental payments under this noncancelable operating lease is approximately $425,000 per year.  The Company reimburses the IH Lessee for its proportionate share of rent under this lease.  Rent expense, excluding Percentage Lease expense and net of the office rent reimbursement by the Company, was $205,000, $205,000 and $152,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

          The IH Lessee has future minimum Base Rent commitments under the Percentage Leases to the Company through 2012.  Minimum future Base Rent payments under the Percentage Leases, assuming no further increases in Base Rent pursuant to increases in the Consumer Price Index, are as follows (in thousands):

Year	Amount

2003	$60,064
2004	59,042
2005	53,746
2006	45,658
2007	43,758
Thereafter	121,301

$383,569

          For the year ended December 31, 2002, 13 of the IH Leased Hotels paid only the minimum Base Rent under the Percentage Leases.  For these hotels and any other hotels that reach Base Rent, the IH Lessee must continue to pay Base Rent even if the room revenue declines further.  The remaining IH Leased Hotels paid Percentage Rent that is in excess of Base Rent.  The table below sets forth the Base Rent and Percentage Rent expensed by the IH Lessee for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands).

	2002	2001	2000

Base Rent	$57,635	$57,444	$53,489
Percentage Rent	22,361	36,498	56,633

	$79,996	$93,942	$110,122

          The IH Lessee has obtained liability and certain other insurance with loss limits and coverages deemed reasonable by the IH Lessee’s management (and as may be required by lenders and franchisors).  There can be no assurance that the insurance obtained will fully protect the IH Lessee against insurable losses, that the IH Lessee will not incur losses from risks that are not insurable or that are not economically insurable or that current coverages will continue to be available at reasonable rates.  The IH Lessee has obtained general liability and umbrella, workers compensation, employment practices liability, automobile, and other insurance with deductibles, loss limits and coverages deemed reasonable by management (and with the intent to satisfy the requirements of the Company under the Percentage Leases, the Company’s lenders, and franchisors).   In doing so, the IH Lessee has made decisions with respect to what deductibles, policy limits and terms are reasonable based on management’s experience, the risk profile and loss history of the Hotels, the nature of the Hotels and their businesses, and the IH Lessee’s loss prevention efforts.  The IH Lessee also considered the substantial costs increases demanded by insurers when the IH Lessee renewed most coverages in November 2002, which followed very substantial increases incurred at the time of the November 2001 renewal.   These increases have raised the IH Lessee’s insurance cost-to-revenue ratio significantly in 2001 and 2002, notwithstanding the IH Lessee’s decision to decrease the policy limits and/or increase the required deductibles for certain coverages.  That ratio is not likely to decline in the near- to mid-term, and the cost increases applicable to the IH Lessee have had and are likely to continue to have a detrimental affect on the IH Lessee’s earnings.  Under the Percentage Leases, the IH Lessee is responsible for premiums on all casualty coverages, and the Company is responsible for premiums on all property insurance coverages.   The Company is a named insured or additional named insured on most of the coverages paid for by the IH Lessee.  There can be no assurance that (i) the insurance obtained will fully protect the IH Lessee (or the Company) against insurable losses (i.e., losses may exceed coverage limits); (ii) that the IH Lessee will not incur substantial deductibles; (iii) that the IH Lessee (or the Company) will not incur losses from risks that are not insurable or that are not economically insurable; or (iv) that current coverages will continue to be available at reasonable rates.

          At December 31, 2002, Marriott operated 17 of the IH Leased Hotels under management agreements with the IH Lessee (the “Marriott Management Agreements”).  The Marriott Management Agreements, generally, have an initial term of 13 years (expiring in 2007 to 2013) and provide for base management fees of 2% of gross revenues at the Marriott managed hotels and incentive management fees which is 50% (for seven of the hotels, the percentage is 65% up to 3.5% of gross revenue and 50% thereafter) of available cash flow (after rent under the Percentage Leases).  The payment of incentive management fees is subordinate to the IH Lessee’s obligations under the Percentage Leases at the Marriott managed hotels.  The Marriott Management Agreements also contain substantial penalties for early termination without cause.  Amounts due to Marriott under the Marriott Management Agreements are included in “Payable to Manager” in the accompanying combined balance sheets.  The right to operate the 17 hotels as Residence Inn by Marriott hotels or TownePlace Suites by Marriott hotel is contained in the Marriott Management Agreements.  In lieu of a franchise fee, the Marriott Management Agreements provide for a system fee of 5% of gross revenues at the

Marriott managed hotels.  The system fee is included in “Franchise Fees” in the accompanying combined statements of income.

          On December 29, 2000, the IH Lessee and Marriott agreed to convert the Marriott Management Agreements on ten Residence Inn by Marriott hotels to franchise agreements and the IH Lessee became the manager of the hotels.

          In January 2003, the Company and the IH Lessee entered int o a letter of intent with Marriott for a transaction under which the IH Lessee will convert the Marriott Management Agreements into long-term franchise agreements.  The IH Lessee will pay a royalty fee of 6½ % of room revenues to Marriott for the first ten years of each franchise agreement and a 5 % royalty thereafter.  The term of the franchise agreements will be a minimum of 15 years.  Marriott will have enhanced rights to terminate after 10 years the franchise agreements for the five “Generation 1” Residence Inn by Marriott hotels that are among the 17 hotels, and Marriott will have the right to terminate the franchise agreement for one hotel after four years.  The IH Lessee will also pay Marriott a conversion fee each year for 10 years, beginning in 2004, equal to $850,000 plus 50% of aggregate available cash flow (after rent under the Percentage Leases) in excess of a specified threshold.  A portion of the conversion fee allocable to any hotel will be waived for a year if, generally, the hotel’s room revenues for that year decline below certain levels and certain other conditions are met.  The Company will guarantee the IH Lessee’s obligations under the new franchise agreements, including payment of the conversion fee.  In connection with these conversions, the IH Lessee and the Company will generally release Marriott from any liability accruing with respect to any Marriott-branded hotel owned by the Company as of the conversion date.  The IH Lessee expects to convert four of the 17 hotels on or about March 28, 2003 and the balance on or before June 20, 2003.  The terms described above and the conversion of the 17 hotels to management by the IH Lessee are subject to the execution of definitive documentation by the IH Lessee, Marriott and the Company, and the satisfaction of other conditions including obtaining lender consents.

          The Company has reimbursed the IH Lessee $100,000 for shared personnel and services for each of the years ended December 31, 2002, 2001 and 2000, respectively.

          The Company has advanced $860,000 and $904,000 at December 31, 2002 and 2001, respectively, to the IH Lessee for the working capital deposit required under certain of the Marriott Management Agreements.  These advances are uncollateralized, non-interest bearing and included in other long-term liabilities in the accompanying combined balance sheets.

          Percentage Lease expense due to the Company that remains unpaid at December 31, 2002 and 2001 is included in Due to Partnership in the accompanying combined balance sheets.

          As a result of renovations made in January and February 2002 at the Company’s Holiday Inn Express – Lexington, MA hotel which required that a substantial number of rooms be taken out of service, the Company has agreed to compensate the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by $39,000 in 2002.

          In the first quarter of 2003, the Company commenced renovations at its Hampton Inn – Norcross, GA hotel that required that a substantial number of rooms be taken out of service.  The Company has agreed to compensate the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by an amount of up to $120,000 in 2003.

          Mr. Fisher has agreed to fund any working capital requirements of the IH Lessee during 2003.

6.      Employee Benefit Plans

          The IH Lessee sponsors a defined contribution employee benefit plan (the “Plan”).  Substantially all employees who are age 21 or older and have at least one year of service, as defined, are eligible to participate in the Plan.  Employees may contribute up to 15% of their compensation to the Plan, subject to certain annual limitations.  The IH Lessee made a contribution of $15,000 to the Plan in 2002 and the IH Lessee absorbs certain administrative expenses of the Plan.

          The IH Lessee sponsors a self-insured health plan for its employees.  The IH Lessee has made a provision for reported and unreported claims incurred as of December 31, 2002 and 2001. The IH Lessee also maintains individual and aggregate stop loss insurance policies.

          During 2001, the IH Lessee implemented a deferred compensation plan for the benefit of certain of its officers and employees.  Under the plan’s terms, the IH Lessee granted the participants an aggregate of 20,000 Innkeepers shares held by the IH Lessee.  The shares vest at the end of five years and will be distributed at that time.  The plan also contains provisions that accelerate a portion of the vesting in each year that certain performance conditions are met.  No shares vested during the years ended December 31, 2002 or 2001.  Accordingly, the IH Lessee still holds all of the shares and the shares are included in the investment in marketable securities.  The IH Lessee amortizes the grant date fair value over the estimated vesting periods of the shares, not exceeding five years.

7.     Litigation Settlement

          In May 2000, the IH Lessee’s former president (who is a minority shareholder in certain of the IH Lessee entities and a former officer in the Company) filed suit against the IH Lessee, the Company and Mr. Fisher.  The suit alleges that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, was wrongfully terminated by the Company under his employment contract with the Company, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the IH Lessee and the Company.  In December 2002, the defendants entered into a settlement agreement with the plaintiff that is contingent upon the closing of a TRS Transaction as described in Note 8.  In exchange for a complete release of all claims, (a) the IH Lessee agreed to pay the plaintiff $5.9 million and (b) the Company agreed to pay the plaintiff $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million.  Mr. Fisher agreed to purchase the plaintiff’s equity interest in the IH Lessee for $1 million.  The IH Lessee’s settlement cost has been recorded in “litigation settlement” in the accompanying statement of operations.  If a TRS Transaction does not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation will resume and the IH Lessee (and the Company and Mr. Fisher) presently intends to continue to aggressively defend all allegations.

          In September 2001, the IH Lessee terminated its former Vice President of Operations and, in November 2001, this former officer filed for arbitration claiming a breach of his employment agreement.  In 2002, the arbitrator awarded the former Vice President of Operations $300,000 plus attorneys’ fees and costs incurred by the plaintiff of $75,000.  The IH Lessee has recorded this as an expense in 2002, which is included in “Lessee Overhead” in the accompanying statements of operations.

8.     Subsequent Event

          Prior to the passage of the REIT Modernization Act (“RMA”) effective January 1, 2001, REITs were generally required to lease their hotels to entities in which they owned less than a 10% interest.  The RMA permits a REIT to lease its hotels to taxable REIT subsidiaries (“TRS”) in which the REIT can own up to a 100% interest.  TRS pay corporate level income tax and may retain any after-tax income.  A REIT must satisfy certain conditions to use the TRS structure.  One of those conditions is that the TRS must hire, to manage the hotels, an ‘eligible independent contractor’ (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT.  An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT and the REIT cannot own any debt or equity securities of the EIC).  Affiliates of the IH Lessee are in the process of obtaining management contracts on hotels owned by parties other than the REIT, in order to qualify as an EIC.

          Due to Mr. Fisher’s control of the IH Lessee and his position with the Company, the Company’s Board of Trustees formed a special committee of disinterested trustees, consisting of all of the Company’s trustees other than Mr. Fisher, to review the strategic alternatives regarding the lessee position available under the RMA.  The special committee engaged an independent financial advisor to assist it in the analysis and also retained independent counsel to advise it in connection with the negotiations and any transaction.  In December 2002, the special committee began negotiations with the IH Lessee regarding the possible structure and terms of a transaction (the “TRS Transaction”), and those negotiations are continuing.

Report of Independent Accountants

To the Board of Trustees and Shareholders of
Innkeepers USA Trust

          Our audits of the consolidated financial statements referred to in our report dated February 25, 2003 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSE COOPERS LLP

Dallas, Texas
February 25, 2003

INNKEEPERS USA TRUST
SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002

		Initial Cost		Cost Capitalized Subsequent toAcquisition		Gross Amounts of Which Carried at Close of Period

Description	Encum-brances	Land	Buildings and Improvement	Land	Buildings and Improvement	Land	Buildings and Improvement

Residence Inn:
Addison, TX	5	$1,000,000	$11,914,340	$3,751	$81,302	$1,003,751	$11,995,642
Altamonte Springs, FL	5	1,329,300	7,089,660	177,745	1,737,514	1,507,045	8,827,174
Arlington, TX	5	860,000	8,432,997	15,922	225,012	875,922	8,658,009
Atlanta (Downtown), GA	5	1,550,000	14,926,908	12,084	2,768,340	1,562,084	17,695,248
Atlanta (Peachtree Corners), GA		947,880	9,116,452	25,525	1,198	973,405	9,117,650
Bellevue, WA	4	3,115,050	16,935,703	227,915	2,095,038	3,342,965	19,030,741
Binghamton, NY	2	720,000	5,293,909	110,259	581,213	830,259	5,875,122
Bothell, WA		1,913,750	9,410,434	214,130	423,605	2,127,880	9,834,039
Cherry Hill, NJ	2	1,000,000	8,136,208	55,187	841,767	1,055,187	8,977,975
Columbus East, OH		724,800	3,881,412	101,696	1,272,834	826,496	5,154,246
Denver (Downtown), CO	2	1,210,000	8,005,615	264,080	2,506,721	1,474,080	10,512,336
Denver (South), CO	1	1,105,000	7,726,077	164,552	1,983,417	1,269,552	9,709,494
East Lansing, MI		385,000	3,878,273	165,630	1,421,235	550,630	5,299,508
Eden Prairie, MN		500,000	3,938,876	17,962	332,210	517,962	4,271,086
Fort Wayne, IN		751,650	4,018,611	46,179	229,311	797,829	4,247,922
Fremont, CA	1	1,000,000	4,684,094	97,672	1,086,788	1,097,672	5,770,882
Gaithersburg, MD		1,999,668	12,690,734	—	20,079	1,999,668	12,710,813
Grand Rapids, MI		770,000	6,455,475	125,977	1,165,562	895,977	7,621,037
Harrisburg, PA		770,000	5,746,456	43,523	735,355	813,523	6,481,811
Indianapolis, IN		789,150	4,213,939	72,241	1,085,958	861,391	5,299,897
Lexington, KY		1,069,350	5,712,976	133,050	1,136,934	1,202,400	6,849,910
Livonia, MI		1,249,808	7,809,932	5,093	60,614	1,254,901	7,870,546
Louisville, KY		1,509,600	8,068,746	159,742	2,149,226	1,669,342	10,217,972
Lynnwood, WA	4	2,295,000	12,520,749	139,446	771,355	2,434,446	13,292,104

Description	Total	Accumulated Depreciation	Net Book Value	Date of Construction	Date of Acquisition	Life Upon Which Depreciation In Statement Is Computed

Residence Inn:
Addison, TX	$12,999,393	$1,741,484	$11,257,909	4/19/96	2/1/97	40
Altamonte Springs, FL	10,334,219	1,338,370	8,995,849	5/20/85	12/30/97	40
Arlington, TX	9,533,931	1,248,125	8,285,806	7/23/95	2/1/97	40
Atlanta (Downtown), GA	19,257,332	2,654,008	16,603,324	6/24/96	11/1/96	40
Atlanta (Peachtree Corners), GA	10,091,055	992,574	9,098,481	7/14/98	10/9/98	40
Bellevue, WA	22,373,706	2,506,288	19,867,418	5/1/84	1/14/98	40
Binghamton, NY	6,705,381	1,381,242	5,324,139	11/1/87	9/30/94	40
Bothell, WA	11,961,919	1,301,148	10,660,771	5/1/91	1/9/98	40
Cherry Hill, NJ	10,033,162	1,583,692	8,449,470	8/25/89	5/7/96	40
Columbus East, OH	5,980,742	701,992	5,278,750	6/2/86	12/30/97	40
Denver (Downtown), CO	11,986,416	1,774,426	10,211,990	6/1/82	11/1/96	40
Denver (South), CO	10,979,046	2,224,044	8,755,002	5/1/81	10/6/95	40
East Lansing, MI	5,850,138	823,280	5,026,858	10/19/84	11/1/96	40
Eden Prairie, MN	4,789,048	1,564,784	3,224,264	3/1/85	1/4/97	40
Fort Wayne, IN	5,045,751	559,244	4,486,507	12/14/85	12/30/97	40
Fremont, CA	6,868,554	1,275,816	5,592,738	5/1/85	10/6/95	40
Gaithersburg, MD	14,710,481	1,465,899	13,244,582	3/31/98	7/10/98	40
Grand Rapids, MI	8,517,014	1,377,176	7,139,838	1/1/84	11/1/96	40
Harrisburg, PA	7,295,334	1,154,041	6,141,293	9/22/88	5/7/96	40
Indianapolis, IN	6,161,288	656,404	5,504,884	8/1/84	12/30/97	40
Lexington, KY	8,052,310	919,741	7,132,569	11/1/85	12/30/97	40
Livonia, MI	9,125,447	758,821	8,366,626	9/22/98	3/12/99	40
Louisville, KY	11,887,314	1,336,793	10,550,521	3/1/84	12/30/97	40
Lynnwood, WA	15,726,550	1,758,413	13,968,137	5/1//87	1/14/98	40

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period

Description	Encumbrances	Land	Buildings and Improvement	Land	Buildings and Improvement	Land	Buildings and Improvement

Mountain View (Palo Alto), CA	1	3,700,000	12,297,251	87,738	1,580,178	3,787,738	13,877,429
Ontario, CA	4	1,876,650	9,999,265	158,042	2,744,613	2,034,692	12,743,878
Portland, ME		520,000	4,996,765	11,266	33,875	531,266	5,030,640
Portland South, OR	4	1,929,750	10,277,316	231,027	2,139,550	2,160,777	12,416,866
Richmond, VA	1	600,000	5,159,238	92,587	798,164	692,587	5,957,402
Richmond NW, VA		499,096	8,814,842	—	12,680	499,096	8,827,522
Rosemont, IL		1,996,608	17,346,704	7,643	16,462	2,004,251	17,363,166
Saddle River, NJ		2,993,130	17,109,328	—	—	2,993,130	17,109,328
San Jose, CA	1	1,350,000	5,819,759	84,432	1,096,204	1,434,432	6,915,963
San Jose South, CA		2,504,850	16,728,013	—	15,342	2,504,850	16,743,355
San Mateo, CA	5	4,600,000	15,191,926	145,183	1,511,227	4,745,183	16,703,153
Shelton, CT	5	1,560,000	8,182,331	112,462	1,166,217	1,672,462	9,348,548
Silicon Valley I, CA	2	6,330,000	23,301,035	149,244	3,346,863	6,479,244	26,647,898
Silicon Valley II, CA	6	5,450,000	29,054,525	201,412	3,042,524	5,651,412	32,097,049
Troy (Central), MI	1	1,290,000	4,905,564	267,600	1,835,351	1,557,600	6,740,915
Troy (Southeast), MI	1	760,000	7,257,010	286,076	948,166	1,046,076	8,205,176
Tukwila, WA	4	3,179,550	17,324,929	146,489	1,792,251	3,326,039	19,117,180
Tyson’s Corner, VA		2,413,242	9,991,222	—	347	2,413,242	9,991,569
Vancouver, WA	4	2,080,650	11,322,642	92,880	400,603	2,173,530	11,723,245
Wichita East, KA	2	525,000	3,442,136	96,041	840,784	621,041	4,282,920
Windsor, CT	1	1,150,000	4,742,178	133,307	491,797	1,283,307	5,233,975
Winston-Salem, NC (Note 7)		—	—	—	—	—	—
Summerfield Suites:
Addison, TX2	3	1,470,000	11,923,133	2,138	47,120	1,472,138	11,970,253
Belmont, CA	4	2,900,000	16,345,230	6,870	75,967	2,906,870	16,421,197
El Segundo	3	1,970,000	11,389,220	4,636	9,093	1,974,636	11,398,313
Las Colinas, TX	4	2,263,000	15,047,530	12,095	69,034	2,275,095	15,116,564
Mount Laurel, NJ	3	400,000	11,207,733	5,433	7,236	405,433	11,214,969

Description	Total	Accumulated Depreciation	Net Book Value	Date of Construction	Date of Acquisition	Life Upon Which Depreciation In Statement Is Computed

Mountain View (Palo Alto), CA	17,665,167	2,536,212	15,128,955	10/1/85	10/6/95	40
Ontario, CA	14,778,570	1,808,244	12,970,326	2/1/86	12/30/97	40
Portland, ME	5,561,906	782,145	4,779,761	3/8/96	11/1/96	40
Portland South, OR	14,577,643	1,674,838	12,902,805	12/1/84	1/14/98	40
Richmond, VA	6,649,989	1,120,895	5,529,094	11/1/85	10/6/95	40
Richmond NW, VA	9,326,618	880,634	8,445,984	8/4/98	1/8/99	40
Rosemont, IL	19,367,417	1,731,449	17,635,968	5/3/98	1/8/99	40
Saddle River, NJ	20,102,458	158,033	19,944,425	9/15/02	9/15/02
San Jose, CA	8,350,395	1,379,701	6,970,694	3/1/86	10/6/95	40
San Jose South, CA	19,248,205	1,789,637	17,458,568	8/11/98	11/6/98	40
San Mateo, CA	21,448,336	2,929,104	18,519,232	9/1/85	11/1/96	40
Shelton, CT	11,021,010	1,376,042	9,644,968	8/1/88	10/31/97	40
Silicon Valley I, CA	33,127,142	4,613,515	28,513,627	10/3/83	11/1/96	40
Silicon Valley II, CA	37,748,461	5,425,900	32,322,561	5/15/85	11/1/96	40
Troy (Central), MI	8,298,515	1,402,622	6,895,893	10/1/85	10/6/95	40
Troy (Southeast), MI	9,251,252	1,598,677	7,652,575	10/1/85	10/6/95	40
Tukwila, WA	22,443,219	2,512,218	19,931,001	8/1/85	1/14/98	40
Tyson’s Corner, VA	12,404,811	1,247,402	11,157,409	1/8/01	1/8/01	40
Vancouver, WA	13,896,775	1,520,779	12,375,996	3/1/87	1/14/98	40
Wichita East, KA	4,903,961	844,120	4,059,841	3/1/81	11/1/96	40
Windsor, CT	6,517,282	973,873	5,543,409	9/1/86	10/6/95	40
Winston-Salem, NC (Note 7)	—	—	—	2/15/86	12/30/97	40
Summerfield Suites:
Addison, TX2	13,442,391	1,642,370	11,800,021	2/19/96	6/20/97	40
Belmont, CA	19,328,067	2,252,671	17,075,396	10/23/95	6/20/97	40
El Segundo	13,372,949	1,568,903	11,804,046	3/6/95	6/20/97	40
Las Colinas, TX	17,391,659	2,125,370	15,266,289	2/21/96	6/20/97	40
Mount Laurel, NJ	11,620,402	1,541,184	10,079,218	8/18/96	6/20/97	40

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period

Description	Encumbrances	Land	Buildings and Improvement	Land	Buildings and Improvement	Land	Buildings and Improvement

Hampton Inn:
Albany/Latham, NY	3	850,000	7,978,826	43,015	395,217	893,015	8,374,043
Germantown, MD		920,000	4,942,875	32,335	2,137,225	952,335	7,080,100
Islandia (Long Island), NY	2	920,000	4,873,258	128,271	724,639	1,048,271	5,597,897
Lombard, IL	3	600,000	6,602,164	113,462	661,526	713,462	7,263,690
Naples, FL	2	690,000	4,777,891	32,682	504,160	722,682	5,282,051
Norcross, GA		1,200,000	7,711,883	12,975	54,106	1,212,975	7,765,989
Schaumburg, IL	3	572,000	4,211,887	44,281	700,935	616,281	4,912,822
Tallahassee, FL	2	500,000	4,253,650	27,494	439,900	527,494	4,693,550
West Palm Beach, FL		—	3,954,039	61,070	649,214	61,070	4,603,25
Westchester, IL	3	572,000	4,641,966	40,718	544,956	612,718	5,186,922
Willow Grove (Philadelphia), PA		1,110,000	8,376,545	6,225	373,231	1,116,225	8,749,776
Woburn, MA		—	2,731,793	33,401	3,145,536	33,401	5,877,329
Sunrise Suites:
Tinton Falls, NJ		750,000	4,606,384	—	76,854	750,000	4,683,238
Holiday Inn Express:
Lexington, MA	3	875,000	5,557,111	88,027	3,296,144	963,027	8,853,255
Courtyard:
Fort Lauderdale, FL		—	7,822,658	184,062	3,366,829	184,062	11,189,487

TownePlace Suites:
Horsham, PA		780,000	6,545,525	56	4,659	780,056	6,550,184
Vacant land		300,000	—	26,742	—	326,742	—
Corporate		0	159,613	0	30,621	0	190,234

		$95,515,532	$589,533,469	$5,588,778	$65,839,988	$101,104,310	$655,373,457

Description	Total	Accumulated Depreciation	Net Book Value	Date of Construction	Date of Acquisition	Life Upon Which Depreciation In Statement Is Computed

Hampton Inn:
Albany/Latham, NY	9,267,058	1,939,689	7,327,369	12/28/90	9/30/94	40
Germantown, MD	8,032,435	2,785,795	5,246,640	1/11/96	5/22/95	40
Islandia (Long Island), NY	6,646,168	1,459,414	5,186,754	7/26/88	9/30/94	40
Lombard, IL	7,977,152	1,211,081	6,766,071	9/16/87	6/26/97	40
Naples, FL	6,004,733	1,194,467	4,810,266	11/19/90	9/30/94	40
Norcross, GA	8,978,964	1,204,626	7,774,338	8/6/96	11/1/96	40
Schaumburg, IL	5,529,103	858,948	4,670,155	12/9/86	6/26/97	40
Tallahassee, FL	5,221,044	943,182	4,277,862	4/5/93	1/31/95	40
West Palm Beach, FL	4,664,323	2,115,857	2,548,466	7/1/86	9/30/94	40
Westchester, IL	5,799,640	885,412	4,914,228	6/13/88	6/26/97	40
Willow Grove (Philadelphia), PA	9,866,001	2,396,834	7,469,167	8/8/91	9/30/94	40
Woburn, MA	5,910,730	3,252,191	2,658,539	5/6/97	8/9/96	40
Sunrise Suites:
Tinton Falls, NJ	5,433,238	645,571	4,787,667	10/19/93	6/20/97	40
Holiday Inn Express:
Lexington, MA	9,816,282	3,574,155	6,242,127	1971	2/2/96	40
Courtyard:
Fort Lauderdale, FL	11,373,549	3,554,359	7,819,190	3/2/99	9/30/94	40
TownePlace Suites:
Horsham, PA	7,330,240	590,397	6,739,843	6/1/99	5/20/99	40
Vacant land	326,742	3,371	323,371	N/A	1997	N/A
Corporate	190,234	63,615	126,619	Various	Various	40

	$756,477,767	$109,213,307	$647,264,460

Notes to Schedule 3 - Real Estate and Accumulated Depreciation

1.	Collateral for the $30 million First Term Loan.
2.	Collateral for the $42 million Second Term Loan.
3.	Collateral for the $40 million Third Term Loan.
4.	Collateral for the $58 million Fourth Term Loan.
5.	Collateral for the $50 million Fifth Term Loan.
6.	Collateral for a mortgage note.
7.	This hotel is classified as “held for sale” at December 31, 2002.

	2002	2001	2000

Cost of land and improvements, and buildings and improvements:
Balance at beginning of year	$752,974,825	$727,245,529	$724,157,401
Additions	16,731,825	26,908,109	10,209,286
Disposals	(13,228,883)	(1,178,813)	(7,121,158)

Balance at end of year	$756,477,767	$752,974,825	$727,245,529

Accumulated depreciation on land improvements, buildings and improvements :
Balance at beginning of year	$90,779,140	$71,161,269	$52,694,780
Additions	20,718,633	20,759,698	19,484,870
Disposals	(2,284,466)	(1,141,827)	(1,018,381

Balance at end of year	$109,213,307	$90,779,140	$71,161,269

RISK FACTORS

          SOME OF THE INFORMATION YOU WILL FIND IN THIS ANNUAL REPORT ON FORM 10-K, AND IN OUR OTHER FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND OUR PROSPECTUSES OR ANY PROSPECTUS SUPPLEMENTS, MAY CONTAIN “FORWARD-LOOKING” STATEMENTS. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS.  YOU CAN IDENTIFY THESE TYPES OF STATEMENTS BY THEIR USE OF FORWARD-LOOKING WORDS SUCH AS “MAY,” “SHOULD,” “COULD,” “PLANS,” “INTENDS,” “EXPECTS,” “ANTICIPATES,” “ESTIMATES,” “PROJECTS,” “CONTINUES,” “IS DESIGNED TO,” “POTENTIAL” OR OTHER SIMILAR WORDS.  THESE TYPES OF STATEMENTS DISCUSS FUTURE EVENTS OR EXPECTATIONS OR CONTAIN PROJECTIONS OR ESTIMATES.  WHEN CONSIDERING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD KEEP IN MIND THE FOLLOWING RISK FACTORS.  THESE RISK FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE CONTAINED IN OR IMPLIED BY ANY FORWARD-LOOKING STATEMENT.

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

We Rely on Others to Operate our Hotels and for our Cash Flow.

          In order for us to continue to qualify as a real estate investment trust, or “REIT”, third parties must operate our hotels.  Under prior law, we were required to lease our hotels to entities that we did not own.  As a result we lease substantially all of our hotels to Innkeepers Hospitality, Inc. (or affiliated entities, the “IH Lessee”) and affiliates of Wyndham International, Inc. (the “Summerfield Lessee”).  Under the terms of the operating leases for our hotels (“Percentage Leases”), our ability to participate in operating decisions is very limited.  Even if we believe that our hotels are not being operated efficiently, we may not be able to require a lessee to change the way it operates hotels.  Moreover, we depend on lease payments from our lessees for substantially all of our revenues.  Under current law, while we may lease hotels to taxable REIT subsidiaries (“TRS”) that we own, if we do so the TRS must engage a third-party operator to manage the hotels.  Therefore, even under current law, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly (see “Business – General – Potential Transaction Involving the IH Lessee’s Lease Position” in the first part of this report).  Jeffrey H. Fisher controls the IH Lessee and is the Chief Executive Officer, President and Chairman of the Board of Trustees of Innkeepers.  See “– Conflicts of Interest and Related Party Transactions – the IH Lessee” below.

The Lessees Rely Solely on the Operations of our Hotels for Liquidity.

          The IH Lessee has limited liquidity and a substantial shareholders’ deficit (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The IH Lessee” in the first part of this report).  The Percentage Leases may be terminated if a default under a lease occurs; a default under one Percentage Lease with the IH Lessee constitutes a default under all of the Percentage Leases with the IH Lessee.  Nonetheless, if the IH Lessee cannot pay rent or comply with its other obligations under the Percentage Leases, we may have limited ability to collect those amounts or require its compliance.   See also “– Conflicts of Interest and Related Party Transactions – The IH Lessee” below.

          The Summerfield Lessee leases six of the Hotels (the “Summerfield Hotels”) that are not leased by the IH Lessee, under Percentage Leases.  The obligations of the Summerfield Lessee under its Percentage Leases and related agreements are collateralized by $4,759,220 in irrevocable letters of credit, one of which is pledged to a lender to the Company, and are guaranteed by Wyndham.  According to Wyndham, it had a net loss for the year ended December 31, 2002 of approximately $500 million.  As a result, we believe that Wyndham may be unable to meet its guarantee obligations, and relies exclusively on the cash flow of the Summerfield Hotels to generate sufficient cash flow to pay rent and satisfy its capital expenditure and other obligations under its Percentage Leases.  There can be no assurance that the Summerfield Hotels will generate sufficient cash flow to allow the Summerfield Lessee to meet its obligations under the Percentage Leases.  See also “Business – General – Property Operations – The Summerfield Lessee” in the first part of this report.

September 11, 2001’s Events, the Current U.S. Economic Recession and Prospects for Military Action Have Negatively Affected, and Could Continue to Negatively Affect, Both the Hotel Industry and our Results of Operations and Financial Condition.

          Before September 11, 2001, our hotels had begun experiencing declining revenue per available room, or “RevPAR,” as a result of the slowing U.S. economy.  The terrorist attacks of September 11, 2001 and the after-effects (including the prospects for more terror attacks in the U.S.), as well as the economic climate, have substantially reduced business and leisure travel throughout the U.S. and hotel industry RevPAR generally.  RevPAR at our hotels specifically has declined substantially since September 11, 2001.  While RevPAR at our hotels has improved somewhat from the depressed levels in the weeks following the events of September 11, RevPAR at our hotels remains well below pre-September 11, 2001 levels and may remain at depressed levels.  Moreover, armed conflict and the prospects of war in Iraq (and possibly other regions) have muted any economic recovery and could further depress travel and the travel industry.  We cannot predict the extent to which these factors will continue to directly or indirectly impact the hotel industry or our operating results in the future.  Continued lower RevPAR at our hotels could have an adverse affect on our results of operations and financial condition, including our ability to remain in compliance with our debt covenants, our ability to fund capital improvements at our hotels, and our ability to make shareholder distributions necessary to maintain our status as a REIT.  Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the hotel industry at large and our operations in particular.

          We have also been particularly adversely affected by our concentration of hotels in California, and in the Silicon Valley specifically, where the decline of technology companies and business during the current recession has been pronounced.  In 2002, 20% of our Percentage Lease revenue came from our California hotels.  We do not know to what extent that sector will rebound, or when a recovery in the sector will gain momentum.  A recovery in this business sector may lag a recovery in the economy in general, which would limit or delay our participation in such a recovery.   See “– Concentration of Investment in California, Pacific Northwest, Florida, Illinois, Texas and Michigan” below.

Conflicts of Interest and Related Party Transactions.

          Jeffrey H. Fisher.   Affiliates of Mr. Fisher contributed Hotels to the Company on a favorable tax basis in connection with our initial public offering in 1994.   The sale, refinancing or prepayment of indebtedness secured by those Hotels may trigger adverse tax consequences to Mr. Fisher.   Conflicts of interest, therefore, exist between the Company and Mr. Fisher regarding any transaction involving those Hotels that could trigger adverse tax consequences to Mr. Fisher.

          The IH Lessee.  At December 31, 2002, we leased 61 Hotels to the IH Lessee pursuant to Percentage Leases.  Mr. Fisher controls the IH Lessee.  Each Percentage Lease had an initial term of at least 10 years (except for two hotels leased for five-year terms), and the oldest leases begin expiring in the fourth quarter of 2004.  Under the Percentage Leases, the IH Lessee is required to pay the greater of (a) a fixed base rent or (b) percentage rent based on the hotel revenue, and certain additional charges, and is entitled to all profits from the operation of the hotels after the payment of rent, operating expenses and other expenses (including management fees).  Payments of rent under the Percentage Leases with the IH Lessee constituted approximately 90%of the Company’s 2002 Percentage Lease revenues.  For 2002, the IH Lessee incurred or paid the Partnership an aggregate of approximately $80 million in lease payments and had combined net loss of $5.8 million.   The IH Lessee has a shareholders’ deficit of $6 million (which includes a $5,875,000 contingent litigation settlement charge) at December 31, 2002.  Therefore, the Company must rely on the cash flow generated by the IH Lessee from the operations of the Hotels to satisfy IH’s obligations under the Percentage Leases and any other obligations.   Because Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company, and controls the IH Lessee, conflicts of interest do or may exist between Mr. Fisher and the Company regarding (a) enforcement of the terms of the Percentage Leases, (b) whether and on what terms Percentage Leases will be renewed upon the expiration of their current terms and (c) whether and on what terms additional leases or management contracts will be awarded to the IH Lessee.

          Prior to the passage of the REIT Modernization Act (“RMA”) effective January 1, 2001, REITs were generally required to lease their hotels to entities in which they owned less than a 10% interest.  The RMA permits a REIT to lease its hotels to taxable REIT subsidiaries (“TRS”) in which the REIT can own up to a 100% interest.  TRS pay corporate level income tax and may retain any after-tax income.  A REIT must satisfy certain conditions to use the TRS structure.  One of those conditions is that the TRS must hire, to manage the hotels, an ‘eligible independent contractor’ (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT.  An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT and the REIT cannot own any debt or equity securities of the EIC).  Affiliates of the IH Lessee are in the process of obtaining management contracts on hotels owned by parties other than the REIT, in order to qualify as an EIC.  Due to Mr. Fisher’s control of the IH Lessee and his position with the Company, the Company’s Board of Trustees formed a special committee of disinterested trustees, consisting of all of the Company’s trustees other than Mr. Fisher, to review the strategic alternatives regarding the lessee position available under the RMA.  The special committee engaged an independent financial advisor to assist it in the analysis and also retained independent counsel to advise it in connection with the negotiations and any transaction.  In December 2002, the special committee began negotiations with the IH Lessee regarding the possible structure and terms of a transaction (the “TRS Transaction”), and those negotiations are continuing.

          From mid-December 2001 to mid-February 2002, approximately 80% of the rooms at the Holiday Inn Express - Lexington, MA were taken out of service to accommodate significant renovations required by the franchisor.   The renovations and other franchisor-imposed conditions also adversely affected the hotel’s ability to generate revenue from the rooms remaining in service.   As revenue was materially decreased during this period, we agreed to waive our right to collect base rent from the IH Lessee under the Percentage Lease for the hotel for January and February 2002.   In addition, we agreed to a credit against future rent to compensate for the decreased amount of income generated by the IH Lessee in January and February 2002, as compared to the average results for those months in the previous two years.  As a result, we reduced the rent due to us by $39,000 in 2002.

          In the first quarter of 2003, the Company commenced renovations at its Hampton Inn – Norcross, GA hotel that required that a substantial number of rooms be taken out of service.  The Company has agreed to compensate the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by an amount of up to $120,000 in 2003.

          In October 2001, we terminated a Percentage Lease with the Summerfield Lessee on the Summerfield Suites by Wyndham hotel located in West Hollywood, CA (the “West Hollywood Hotel”).  Among other reasons for terminating the lease, we contemplated marketing the hotel for sale and sought to unencumber the hotel from the Summerfield Lessee’s interests.   The IH Lessee agreed to enter into a five year Percentage Lease with us on the West Hollywood Hotel and began operating the hotel.  The West Hollywood Hotel secured, in part, a loan to the Company by a third party lender, and the lender would not agree to a change in the economic terms of the lease.  Therefore, the IH Lessee agreed to enter into the new lease with us for the West Hollywood Hotel on the same rent terms as the Summerfield Lessee’s prior lease, understanding that the hotel would likely be sold in the near- to mid-term.   The IH Lessee’s Percentage Leases permits us to terminate a lease and sell the related hotel unencumbered by the lease, if we pay the IH Lessee the fair market value of the leasehold interest being terminated, either in cash or with one or more replacement leases on other hotels.  The IH Lessee and the Company understood that if the West Hollywood hotel was sold before late 2002, it was likely to produce losses for the IH Lessee due to the poor hotel business environment after the September 11 attacks and due to the rent formula that the IH Lessee was required to accept.   Therefore, we agreed that if the West Hollywood Hotel was sold before the IH Lessee was able to recover its expected short-term losses on the hotel, we would reimburse the IH Lessee a lease termination fee equal to its accumulated losses, up to a maximum of $225,000.   The West Hollywood hotel was sold on July 24, 2002 and we paid the IH Lessee a termination fee of $62,000.  The parties agreed that such payment would satisfy our obligation under the Percentage Lease to compensate the IH Lessee for the termination of the lease.

          The Company shares office space with the IH Lessee, for which it reimburses the IH Lessee.  In addition, the Company and the IH Lessee share the services of certain employees performing certain corporate staff, administrative and similar functions, for which cost allocations are made.  The Company paid the IH Lessee$100,000 in 2002 for the net amount of these allocations.

          In May 2000, the former Chief Operating Officer of the Company (who is a minority shareholder of certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher.  Because the parties named in the suit may have competing interests, conflicts of interest may exist regarding litigation tactics and settlement.  The suit alleges that he was wrongfully terminated by the Company under his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee.   In December 2002, the defendants entered into a settlement agreement with the plaintiff that is contingent upon the closing of a TRS Transaction.  Please see “– Conflicts of Interest and Related Party Transactions – The IH Lessee” above.  In exchange for a complete release of all claims and in settlement of the litigation, (a) the Company agreed to pay plaintiff $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million, and (b) the IH Lessee agreed to pay the minority shareholder $5.9 million.   Mr. Fisher agreed to purchase the plaintiff’s equity interests in the IH Lessee for $1 million.  The Company also agreed to purchase the plaintiff’s 116,908 restricted shares, at his option, upon closing of a TRS Transaction at the then-current market price.  If a TRS Transaction does not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation will resume and the Company (and the IH Lessee and Mr. Fisher) presently intends to continue to aggressively defend all allegations.

          Franchise Licenses; Management Agreements.  The IH Lessee, which is controlled by Mr. Fisher, holds all of the franchise licenses for the Hotels leased by the IH Lessee (to the extent such hotels have franchise agreements). The IH Lessee pays the franchise fees for all of the Hotels leased to it that are subject to franchise fees, except for franchise license application and transfer fees, which typically are paid by us.  Since our inception in 1994, we have paid franchise license application, transfer and related fees for hotels leased to the IH Lessee in the aggregate amount of approximately $995,000.  We have also entered into agreements with franchisors under which we have guaranteed certain obligations of the IH Lessee under franchise agreements, including obligations to pay royalties and other fees to the franchisors, generally in exchange for the right to substitute a different lessee as the franchisee under the relevant franchise agreement if we terminate the Percentage Lease for a franchised hotel.

          The IH Lessee is also the primary contracting party under management agreements with subsidiaries of Marriott International, Inc. (“Marriott”) relating to the 17 Hotels leased to the IH Lessee and managed by Marriott (“Marriott Management Agreements”).  The right to operate those Hotels under the Residence Inn by Marriott or TownePlace Suites by Marriottbrands is generally contained in the Marriott Management Agreements, and not in separate franchise agreements.  The IH Lessee pays the management and other fees payable under the Marriott Management Agreements.   We have loaned to the IH Lessee an aggregate of approximately$860,000, which the IH Lessee was required to make available to Marriott for initial working capital at certain Hotels managed by Marriott.  In addition, we advanced the IH Lessee a $44,400 working capital loan when it began leasing and operating the West Hollywood Hotel in October 2001.  This advance was repaid in July 2002 when the West Hollywood Hotel was sold.  These loans are unsecured, bear no interest, and are payable on demand.  We generally expect that a working capital loan for a hotel will be repaid at the termination of the related Percentage Lease.

          We have executed most of the Marriott Management Agreements as a third party, pursuant to which we have guaranteed certain of the obligations of the IH Lessee under those agreements, including obligations to pay management fees, franchise system fees, and other fees to Marriott.  As a result, we could have direct liability to Marriott for the IH Lessee’s financial obligations under the Marriott Management Agreements if the IH Lessee breached those agreements.

          In January 2003, the Company and the IH Lessee entered into a letter of intent with Marriott for a transaction under which the IH Lessee will convert the Marriott Management Agreements into long-term franchise agreements.  The IH Lessee will pay a royalty fee of 6½ % of room revenues to Marriott for the first ten years of each franchise agreement and a 5 % royalty thereafter.  The term of the franchise agreements will be a minimum of 15 years.  Marriott will have enhanced rights to terminate after 10 years the franchise agreements for the five “Generation 1” Residence Inn by Marriott hotels that are among the 17 hotels, and Marriott will have the right to terminate the franchise agreement for one hotel after four years.  The IH Lessee will also pay Marriott a conversion fee each year for 10 years, beginning in 2004, equal to $850,000 plus 50% of aggregate available cash flow (after rent under the Percentage Leases) in excess of a specified threshold.  A portion of the conversion fee allocable to any hotel will be waived for a year if, generally, the hotel’s room revenues for that year decline below certain levels and certain other conditions are met.  The Company will guarantee the IH Lessee’s obligations under the new franchise agreements, including payment of the conversion fee.  In connection with these conversions, the IH Lessee and the Company will generally release Marriott from any liability accruing with respect to any Marriott-branded hotel owned by the Company as of the conversion date.  The IH Lessee expects to convert four of the 17 hotels on or about March 28, 2003 and the balance on or before June 20, 2003.  The terms described above and the conversion of the 17 hotels to management by the IH Lessee are subject to the execution of definitive documentation by the IH Lessee, Marriott and the Company, and the satisfaction of other conditions including obtaining lender consents.

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

          Jack P. DeBoer.  In November 1996, we acquired seven Residence Inn by Marriott hotels (the “DeBoer Hotels”) from affiliates of Jack P. DeBoer (the “DeBoer Group”), including Rolf E. Ruhfus.  Messrs. DeBoer and Ruhfus are trustees of the Company.  The DeBoer Group received Class B preferred units of limited partnership interest in the Partnership  (“Class B Preferred Units”) in partial consideration for the acquisitions.    Following the acquisition of the DeBoer Hotels, Mr. DeBoer joined our Board of Trustees.   Mr. DeBoer joined the Board under an arrangement requiring the Company to nominate Mr. DeBoer for election to the Board and to support his nomination, except if Mr. DeBoer (i) acts or fails to act in a manner that the Board deems detrimental to the Company and as a result of which the Board determines unanimously that it cannot nominate Mr. DeBoer, (b) ceases to own at least 25% of the Class B Preferred Units that he owned upon the closing of the acquisition of the DeBoer Hotels acquisition or (c) is legally disqualified from serving as a trustee.

          Due to the potential adverse tax consequences to members of the DeBoer Group that may result from a sale of the DeBoer Hotels, we agreed that for a period of up to ten years following the closing of the acquisition of the DeBoer Hotels, (i) a taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group and (ii) we will maintain at all times outstanding indebtedness of at least approximately $40 million (the “Required Indebtedness”).  The Required Indebtedness is subject to reduction upon the occurrence of certain events, including the death of, or certain redemptions or taxable transfers of the Class B Preferred Units held by, members of the DeBoer Group.  If we sell a DeBoer Hotel without the required consent or fail to maintain the Required Indebtedness, we agreed to indemnify the applicable members of the DeBoer Group for certain resulting income tax liabilities, which could be substantial.  Notwithstanding these indemnification rights, and particularly after the indemnification period ends, conflicts of interest may exist between the Company and Mr. DeBoer regarding transactions involving the DeBoer Hotels that could trigger adverse tax consequences to some or all of the DeBoer Group.

          Mr. DeBoer and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels.  Mr. DeBoer is the Chairman of the Board, Chief Executive Officer, President and a significant shareholder of Candlewood Hotel Company, Inc. (“Candlewood”), a public hotel company that is the owner, operator and franchisor of Candlewood and Cambridge Suites hotels, an economy extended-stay hotel chain founded by Mr. DeBoer.  Hotels developed by Mr. DeBoer and his affiliates, including Candlewood and Cambridge Suites hotels, may compete with our hotels for guests, and hotel companies with which Mr. DeBoer is affiliated, including Candlewood, may compete with us for acquisition opportunities and for qualified employees.  Accordingly, the interests of the Company and Mr. DeBoer could be different in connection with matters relating to our Hotels or proposed acquisitions that are competitive with hotels owned or being considered for acquisition or development by Mr. DeBoer and his affiliates.

          Each Class B Preferred Unit held by the DeBoer Group may be redeemed for an amount of cash equal to the then-trading value of a Common Share on the New York Stock Exchange (“NYSE”) or, at our option, one common share.  Assuming full redemption of all Units held by the DeBoer Group and the issuance of common shares in exchange for those Class B Preferred Units, the DeBoer Group would own approximately 7.6% of the common shares outstanding at December 31, 2002 (assuming no redemptions of Units held by others).

          The Company and the IH Lessee have, for the last several years, placed substantially all of their insurance through Manning & Smith, Wichita, Kansas, a full service commercial insurance broker that has developed a specialty in insuring hotels.  The Summerfield Lessee also obtains through Manning & Smith substantially all of the insurance coverages required to be maintained by its Percentage Leases with the Company.  Manning & Smith is a private company of which Mr. DeBoer owned 47% of the stock.  Mr. DeBoer informed the Company that as of the time that the Company (and the IH Lessee) renewed most of its insurance coverages, in November 2002, he had disposed of his interest in Manning & Smith.  Mr. DeBoer has informed us that he was not an officer of Manning & Smith and did not participate in its management or the setting of its corporate policies.   Under the Percentage Leases with the IH Lessee, certain insurance coverages are required to be paid for by the Company (generally, property coverages for casualties such as fire, earthquake, etc.) and other customary coverages are required to be paid for by the IH Lessee (generally, liability coverages such as general liability and crime).  Both parties are, generally, named as the insured or as an additional named insured on these policies.  In addition, each party pays for worker’s compensation, employment practices liability and, in the Company’s case, trustees’ and officers’ insurance.  The Company and the IH Lessee have historically purchased many of these coverages under blanket policies and allocated costs between them as required by the Percentage Leases or, if not addressed by the Percentage Leases, as otherwise agreed between them.

          The gross amount of the premiums paid for the twelve months ending October 31, 2002 for coverages placed by Manning & Smith was approximately $2,201,000 for the Company and approximately $1,200,000 for the IH Lessee.   Most of our coverages renewed on November 1, 2002.  Due primarily to (a) the effects on the insurance markets of the September 11, 2001 attacks, (b) the significant number of relatively older wood-frame, non-sprinklered hotels owned by us, (c) the loss history of our insurers on the Company’s and/or the IH Lessee’s written premiums and (d) insurance companies’ losses in the investment markets, the Company and the IH Lessee’s premiums increased by an average of approximately 26% for the policy year ending October 31, 2003 over the 2002 policy year.  In addition, the Company will be subject to higher deductibles and more coverage exclusions than in the past and, in some cases, such as for umbrella liability and California earthquake coverage, lower limits of coverage.  Each year, the Company and the IH Lessee seek to confirm, by obtaining alternate bids and/or independent advice, that their coverages are sufficient and that the premiums are generally consistent with premiums charged to similarly situated companies.  However, there are no assurances that the Company and the IH Lessees are not paying more in premiums than if they placed their coverages through one or more brokers other than Manning & Smith.  See also “– Investment Risks in the Real Estate Industry Generally may Adversely Affect our Ability to Make Distributions to our Shareholders – Uninsured and Underinsured losses” below.

          Rolf E. Ruhfus.  In June 1997, we acquired the Summerfield Hotels from affiliates of Rolf E. Ruhfus (the “Summerfield Group”).   The Summerfield Group received common units of limited partnership interest in the Partnership (“Common Units”) in partial consideration for the acquisitions. Following the acquisition of the Summerfield Hotels, Mr. Ruhfus joined our Board of Trustees.  Mr. Ruhfus joined the Board under an arrangement requiring us to nominate Mr. Ruhfus for election to the Board and to support his nomination, except if Mr. Ruhfus (i) acts or fails to act in a manner that the Board deems detrimental to us and as a result of which the Board determines unanimously that it cannot nominate Mr. Ruhfus, (b) ceases to own at least 25% of the Common Units that he owned upon the closing of the Summerfield Hotel acquisition or (c) is legally disqualified from serving as a trustee.

          Mr. Ruhfus is a director of Wyndham International, Inc.  In October 2001, we terminated the Summerfield Lessee’s lease of one of the Summerfield Hotels, and leased that hotel to the IH Lessee pending the sale of that hotel in July 2002.  We lease the six remaining Summerfield Hotels to the Summerfield Lessee.  Mr. Rufhus serves on the Board of Directors of Wyndham International, Inc., the parent of the Summerfield Lessee and the manager and franchiser of the Summerfield Hotels.  Pursuant to the terms of the Percentage Leases, the Summerfield Lessee is required to pay the greater of (a) a fixed base rent or (b) percentage rent based on the revenues of the hotels, and certain other additional charges, and is entitled to all profits from the operation of the hotels after the payment of rent, operating expenses and other expenses (including insurance).  For the year ended December 31, 2002, the Summerfield Lessee incurred or paid us an aggregate of approximately $9.3million in lease payments under the

Percentage Leases for the Summerfield Hotels.  Conflicts of interest may exist between the Company and Mr. Rufhus regarding enforcement of the terms of those Percentage Leases.

          In October 2001, we paid the Summerfield Lessee $160,000 to terminate its Percentage Lease on the West Hollywood Hotel.   We had been engaged in discussions with the Summerfield Lessee regarding the performance of the hotel, various performance tests under the hotel’s Percentage Lease and the parties’ respective rights and obligations under the Percentage Lease and related agreements.   Ultimately, we decided to pay a relatively small amount of money to terminate the Summerfield Lessee’s right to operate the West Hollywood Hotel, which coincided with our decision to market the hotel for sale.   We believe that the Summerfield Lessee failed certain performance tests at one or more of the Summerfield Hotels in 2002, which would give rise to certain rights under the Percentage Leases for the effected Summerfield Hotels, possibly including the right to terminate those Percentage Leases.  We are in discussions with the Summerfield Lessee regarding our rights under the Percentage Leases and a possible resolution of these matters.

          Due to the potential adverse tax consequences to members of the Summerfield Group that may result from a sale of the Summerfield Hotels, we agreed that for a period of up to seven years following the closing of the acquisition of the Summerfield Hotels, any taxable sale of a Summerfield Hotel will require the consent of the applicable members of the Summerfield Group.  If we sell a Summerfield Hotel without the required consent, we agreed to indemnify the applicable members of the Summerfield Group for certain resulting income tax liabilities, which could be substantial.  Notwithstanding this indemnification, and particularly after the indemnification period ends, conflicts of interest may exist between the Company and Mr. Ruhfus regarding transactions involving the Summerfield Hotels that could trigger adverse tax consequences to some or all of the Summerfield Group.  In 2001, we classified the West Hollywood Hotel as “held for sale,” and made a special tax election to recognize a gain.  As a result of this election, we triggered a tax liability to members of the Summerfield Group, and paid them $169,000 in January 2002 in satisfaction of our indemnification obligations.

          Mr. Ruhfus and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels.   As noted above, Mr. Ruhfus is a Board member of Wyndham International, Inc.  Wyndham owns, operates and franchises Summerfield Suites by Wyndham hotels as well as other full and limited service hotels and hotel brands.  An entity controlled by Mr. Ruhfus also owns the Sierra Suites brand, which is a mid-priced extended-stay hotel brand founded by Mr. Ruhfus.  Affiliates of Mr. Ruhfus own and operate several Sierra Suites hotels and Summerfield Suites by Wyndham hotels. Hotels developed by Mr. Ruhfus and/or Wyndham, including Summerfield Suites by Wyndham hotels, may compete with our hotels for guests and companies with which Mr. Ruhfus is affiliated may compete with us for acquisition opportunities and for qualified employees.  Accordingly, the interests of the Company and Mr. Ruhfus could be different in connection with matters relating to the Company’s Hotels or proposed acquisitions that are competitive with hotels owned or being considered for acquisition or development by Wyndham.

          Wyndham has guaranteed the obligations of the Summerfield Lessee, and has posted $4,759,220 in letters of credit as security for its obligations under the Percentage Leases for the six Summerfield Hotels leased to the Summerfield Lessee (“Summerfield Leases”).  In 2002, Wyndham reported a net loss of approximately $500 million.

          Mr. Ruhfus’ roles as trustee of the Company and director of Wyndham may pose conflicts regarding when, whether and to what extent (a) obligations under the Summerfield Leases and related guarantees are adhered to and/or (b) remedies are pursued and obtained by the Company under the Summerfield Leases, including draws under the letter of credit.

If We Complete a Transaction Under The REIT Modernization Act, We Will Have More Exposure to Hotel Operations.

          As noted under “– Conflicts of Interest and Related Party Transactions – the IH Lessee” above, under the RMA, we can own TRS to which we can lease hotels if they are operated by third parties.  This would permit us to retain more control over a hotel than is afforded by our current lease structure.  Nonetheless, our ability to mandate changes in operations by our operators will still be more limited than if we operated the hotels directly.  Under applicable tax law, the rent payable to us under our Percentage Leases must be based on revenue (and not income) of the hotels.  This structure limits our ability align our Lessees’ financial interests with our interests.  TRS must retain third parties to manage the hotels that it leases.  In the case of many of the hotels currently leased to the IH Lessee, Mr. Fisher would likely control that manager.

          TRS would also capture any after-tax net income (after the payment of management fees) currently being retained by the IH Lessee.  In the future, if hotels that are currently leased to the IH Lessee are instead leased to TRS, we would be subject to all of the operating risks of those hotels, whereas under our current structure the IH Lessee retains most of the risks of the operations of those hotels.  We also would be exposed to the operating risks of any newly acquired or developed hotels if we leased those hotels to TRS.  If the operating results of hotels leased to a TRS declined or, with respect to newly acquired or developed hotels, did not perform to expectations, it would negatively affect our results, cash flow and ability to pay distributions.  These operating risks include declines in hotel revenues and increases in hotel operating expenses (including franchise fees, labor costs, taxes and insurance).  In addition, TRS will be required to pay a management fee to the manager, regardless of whether the hotels are profitable.  See “– Our Ability to Make Distributions to Shareholders May be Affected by Factors Beyond our Control” below.

          We are also considering whether and to what extent we may take advantage of the RMA with respect to our hotels that are leased to the Summerfield Lessee.

         Any consideration paid to terminate an existing lease would be an expense in the then-current period for financial reporting purposes, and such payments could be material.

If we Cannot Obtain Additional Financing, our Growth will be Limited.

          We are required to distribute to our shareholders at least 90% of our taxable income each year in order to continue to qualify as a REIT.  As a result, after our capital expenditures our retained earnings available to fund acquisitions or development are nominal.  We will rely primarily upon the availability of debt or equity capital to fund these activities. Our ability to grow through acquisitions or development of hotels will be limited if we can’t continue to obtain additional financing.   Our Declaration of Trust limits our outstanding indebtedness to 50% of our investment in hotel properties at cost, and our loan agreements are more restrictive.  Market conditions may make it difficult to obtain financing and we can’t assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We are Subject to Various Risks Related to our Use of, and Dependence on, Debt.

          The amount we have to pay on variable rate debt, such as our $135 million uncollateralized line of credit, increases as interest rates increase, which may decrease cash available for distribution to shareholders.  We cannot assure you that the Company will be able to meet its debt service obligations.  If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure.   Changes in economic conditions and/or our financial results or prospects could (a) result in higher interest rates on variable rate debt, (b) reduce the availability of debt financing generally or debt financing at favorable rates, (c) reduce cash available for distribution to shareholders and (d) increase the risk that we could be forced to liquidate assets to repay debt, any of which could have a material adverse affect us.

          In January 2003, we obtained an extension of the Line of Credit amendment obtained in the first quarter of 2002, which is effective until December 31, 2003.  If the operating environment in 2003 worsens substantially from our current expectations and we violate the amended covenants, we may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to our shareholders and/or significantly reduce our planned capital expenditures.  At December 31, 2002 and 2001, we were in compliance with the financial covenants contained in its loan agreements (including the Line of Credit, as amended).

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

Our Ability to Maintain our Historic Rate of Distributions to our Shareholders is Subject to Fluctuations in our Financial Performance, Operating Results and Capital Improvements Requirements.

               As a REIT, we are required to distribute at least 90% of our taxable income each year to our shareholders.  In the event of continued or future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, we may be unable to declare or pay distributions to our shareholders at historical rates.  (See “Market for the Registrant’s Common Equity and Related Shareholder Matters” in the first part of this report.)  The timing and amount of distributions are in the sole discretion of our Board of Trustees, which will consider, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements.   We cannot assure you either that we will continue to generate sufficient cash in order to fund distributions at the same rate as our historic rate, or that our Board of Trustees will continue to maintain our distribution rate at the same levels as we have in the past.

               Among the factors which could adversely affect our results of operations and decrease our distributions to shareholders are reduced rents from our lessees under the Percentage Leases; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels.  Among the factors which could reduce the rents of our lessees under the Percentage Leases are decreases in hotel revenues.  Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms.  These factors can reduce both occupancy and room rates at our hotels and reduce rents to be received by us under the Percentage Leases from our lessees.  See also “– Conflicts of Interest and Related Party Transactions – The IH Lessee” above.

Our Ability to Make Distributions to Shareholders may be Affected by Factors Beyond our Control.

Operating Risks.

               Our hotels are subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

•	our hotels compete with other hotel properties in their geographic markets and many of our competitors have substantial marketing and financial resources;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism; and

•

adverse effects of general, regional and local economic conditions and increases in energy costs (e.g. recent electricity cost increases in California and the Pacific Northwest) or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists.

               These factors could adversely affect our lessees’ hotel revenues and expenses and their ability to make lease payments, which in turn would adversely affect our ability to make distributions to our shareholders.

Concentration of Investment in California, Pacific Northwest, Florida, Illinois, Texas and Michigan.

               Ten of our hotels are located in California, eight of which are in the greater San Francisco/San Jose area.  In addition, six of our hotels are located in the Pacific Northwest (six in the Seattle, WA / Portland, OR area), five of our hotels are located in each of Florida and Michigan and four of our hotels are located in each of the Chicago, Illinois and Dallas, Texas areas.  Adverse events, such as economic recessions or natural disasters, including earthquakes, hurricanes or high-wind, could cause a loss of revenues from these hotels, which may be greater as a result of our concentration of assets in these areas.  We may not carry insurance coverage for these losses, or the insurance may be insufficient to replace our investment or otherwise restore our economic position with respect to a hotel.  That could result in less cash available for distribution to shareholders.

               In 2001, the technology-related business sector suffered a substantial downturn, including many bankruptcies and layoffs, which dramatically reduced business travel.  The technology sector is largely concentrated in California, and in particular Silicon Valley where eight of our California hotels are located.  The technology sector downturn more severely reduced related business travel than the business travel reduction resulting from the downturn in the economy in general.   As a result, in 2002, Percentage Lease revenue from our eight Silicon Valley, California hotels was 49% lower than in 2000, and also decreased as a percentage of overall Percentage Lease revenue from 28% in 2000 to 20% in 2002.   Our concentration in California made the negative effects of the economic recession on our business more pronounced as compared to some hotel companies with less concentration in California.  Due to the severity of the downturn and questions about the viability and ability to obtain financing of substantial parts of the technology sector, we cannot predict whether, when or to what extent this sector will rebound as compared to the economy in general.  We believe, though, that the recovery in this sector is likely to lag a recovery in the general economy, and there is no assurance that our hotels will succeed in finding hotel business to wholly replace the business lost from the technology sector (and related businesses).

Capital Expenditures.

               Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment.  The franchisors of our hotels may also require periodic capital improvements as a condition of keeping the franchise licenses.  Generally, we are responsible for the costs of these capital improvements, which gives rise to the following risks:

•	cost overruns and delays;

•	renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•	the risk that the return on our investment in these capital improvements will not be what we expect.

               We have in the past funded capital expenditures from cash flow from operations and, to a lesser degree, by borrowing.  There can be no assurance that we will not need to borrow to fund future capital improvements.   See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Expenditures” in the first part of this report.

               We anticipate engaging an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects in 2003.  We anticipate that we will enter into renovation contracts with the Hatchett affiliate totaling approximately $2 to $3 million in 2003.  The affiliate of Hatchett is approximately 45% owned by Equity Inns, Inc. (“Equity”).  An affiliate of the IH Lessee is negotiating to manage a hotel owned by Equity commencing in 2003.  The IH Lessee expects this contract to assist its affiliate in qualifying as an EIC under the RMA, which would facilitate a TRS Transaction.  See “– Conflicts of Interest and Related Party Transactions – The IH Lessee” above.  We have taken, and will continue to take, steps to confirm that the pricing, quality and service that the Hatchett affiliate provides is substantially comparable to that which is generally available in the marketplace for products and services that we will acquire from or through the Hatchett affiliate.

Competition for Guests.

               The upscale extended-stay and mid-price segments of the hotel business are highly competitive.  Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors.  There are many competitors in our market segments, and many of them have substantially greater marketing and financial resources than our operators or us.  New hotels are always being constructed and opening, and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms.  The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

Competition for Acquisitions; Sales.

               We compete for hotel acquisitions with entities that have similar investment objectives as we do and that have substantially greater financial resources than we have.  These entities generally may be able to accept higher levels of debt, or otherwise may tolerate more risk than we have determined is prudent for our Company.  They may also have better relations with franchisors, sellers or lenders.  This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

               We may decide to sell hotels, for a variety of reasons.  We cannot assure you that we will be able to sell any hotels on favorable terms, or that hotels will not be sold for a loss.  See also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Innkeepers USA Trust – Critical Accounting Policies – Long-Lived Assets” in the first part of this report.

Seasonality of Hotel Business.

               The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters.  This seasonality can cause quarterly fluctuations in our revenues.

Investment Concentration in Particular Segments of Single Industry.

               Our entire business is hotel-related.  Our current investment strategy is to own primarily upscale extended stay hotels, with a specific focus on Residence Inn by Marriott hotels, and limited service hotels, primarily Hampton Inn hotels.  Adverse conditions in the hotel industry, in our segments of the industry or in the Residence Inn by Marriott or Hampton Inn brands, will have a material adverse effect on our lease revenues and cash available for distribution to our shareholders.

Our Development Activities may be More Costly Than we Have Anticipated.

As part of our growth strategy, we plan to develop additional hotels. Development involves many substantial risks, which include the following:

•	actual development costs may exceed our budgeted or contracted amounts;

•	construction delays may prevent us from opening hotels on schedule;

•	we may not be able to obtain all necessary zoning, land use, building, occupancy and construction permits;

•	our developed properties may not achieve our desired revenue or profit goals;

•	we face intense competition for suitable development sites from competitors with greater financial resources than ours; and

•	we may incur substantial development costs and then have to abandon a development project before completion.

Investment Risks in the Real Estate Industry Generally may Adversely Affect our Ability to Make Distributions to our Shareholders.

General Risks of Investing in Real Estate.

               Our investments in hotels are subject to varying degrees of risk that generally arise from the ownership of real property. The underlying value of our real estate investments and our income and ability to make distributions to our shareholders depend upon the ability of the operators of our hotels to maintain or increase room revenues.  Both income from our hotels and our ability to make distributions may be adversely affected by changes beyond our control, including the following:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in real property tax rates and other operating expenses;

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters (which may result in uninsured losses) and acts of war and terrorism;

•	the relative illiquidity of real estate investments (see also “– Conflicts of Interest and Related Party Transactions – Jeffrey H. Fisher,” “– Jack P. DeBoer” and “– Rolf E. Ruhfus” above); and

•	other circumstances beyond our control.

Uninsured and Underinsured Losses.

               The Company and the Lessees have obtained property, casualty and other insurance with loss limits and coverages deemed reasonable by management (and with the intent to satisfy the requirements of lenders and franchisors).   In doing so, the Company and the Lessees have made decisions with respect to what deductibles, policy limits and terms are reasonable based on management’s experience, the risk profile and loss history of the Company and the Hotels, the nature of the Company’s Hotels and businesses, the Company’s and IH Lessee’s loss prevention efforts and the cost of insurance.

               All 10 of our hotels in California (and certain of our other hotels, such as our five hotels in the Pacific Northwest) are located in areas that are subject to earthquake activity.  These hotels are located in areas of high seismic risk and some were constructed under pre-1985 building codes.  No assurance can be given that an earthquake would not render significant damage to the hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk.  Additionally, areas in Florida where five of our hotels are located may experience hurricane or high-wind activity.  The Company has earthquake insurance on our hotels in California and wind insurance on certain of our hotels located in Florida.  However, recovery under these policies is subject to substantial deductibles, and there is no assurance that this insurance will fully fund the re-building or restoration of a hotel impacted by an earthquake, hurricane or high wind.    We have no coverage from damage from earthquakes, floods or high wind caused by terrorist attack.

               Thirty-nine (39) of our Hotels are classified by insurers as “fire resistant” (generally, those Hotels with masonry construction and/or fire sprinkler protection systems).  The insurance policies covering (1) the property insurance for those 39 Hotels, (2) the general liability insurance for all of our Hotels and (3) the umbrella liability insurance for all of our Hotels includes certain coverage for losses caused by certain terrorist acts.  Under those policies, full coverage is available to us for damages caused by a covered terrorist act if the total damages caused by the act, worldwide (i.e., for our losses and all other losses), are less than $25 million.  If the total damage is more than $25 million, our property loss coverage is limited to $5 million per covered Hotel, subject to the full policy limit.   The insurance policy covering property loss at our other 22 Hotels excludes damages caused by terrorist acts entirely.  The Terrorism Risk Insurance Act of 2002 (“Insurance Act”), which became effective in November 2002, requires property and casualty insurers to offer terrorism insurance, for which they can charge additional premiums, and provides federal funds to help insurers pay claims from terror attacks.   Terror coverage terms offered under a property or casualty policy cannot be materially less favorable, and are not required to be more favorable, than the terms applicable to other risks insured by the policy.   Pursuant to the Insurance Act, the Company’s and the IH Lessee’s property and casualty insurers offered terror coverage to us.  The Company has accepted such coverages.  Based on information provided by our insurance agent, we understand that coverage offered pursuant to the Insurance Act applies, generally, to acts of terrorism on U.S. soil by foreign agents resulting in a total of more than $5 million of property and casualty insurance losses.  Therefore, our understanding of the coverages offered pursuant to the Insurance Act is that they exclude losses from terrorist acts on U.S. soil by foreign agents that result in a total of less than $5 million of losses.   Also, our understanding is that all terror coverage, whether included in the primary insurance policies or in the coverages offered under the Insurance Act, exclude coverage for losses from, among other things, acts of terrorism by U.S. based groups or individuals, nuclear devices and acts of war.

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

               Accordingly, there can be no assurance (1) that the insurance coverages that we and/or the Lessees have obtained will fully protect us (or the Lessees) against insurable losses (i.e., losses may exceed coverage limits); (2) that we (or the Lessees) will not incur large deductibles that will adversely effect our earnings; (3) that we (or the Lessees) will not incur losses from risks that are not insurable or that are not economically insurable; or (4) that current coverages will continue to be available at reasonable rates.  As a result, one or more large uninsured or underinsured losses could have a material adverse affect on us (or the Lessees).

               Our lenders require us to maintain certain insurance coverages.  We believe that we have complied with the insurance maintenance requirements under the governing loan documents.  However, a lender may disagree, in which case the lender could obtain additional coverages and, therefore, seek payment from us, or declare us in default under the loan documents.   In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary, or, in the latter case, subject us to a foreclosure on Hotels collateralizing one or more loans.  In addition, a material casualty to one or more Hotels collateralizing loans may result in (a) the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or (b) the lender foreclosing on the Hotels if there is a material loss that is not insured.

               For further information about our insurance coverages and related matters, please see Note 9 to our financial statements beginning on page F-1 above, and “Risk Factors – Conflicts of Interest and Related Party Transactions – Jack P. DeBoer” above.

Failure to Comply With Governmental Regulations Could Affect our Operating Results.

Environmental Matters.

               Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property.  The law often imposes liability whether or not the owner knew of, or was responsible for, the presence of hazardous substances.  Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.  The costs of remediation or removal of such substances may be very substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell real estate or to borrow using such real estate as collateral.  We may be potentially liable for the costs discussed above, and these costs could be material and could affect the funds available for distribution to our shareholders.

               Furthermore, various court decisions have established that third parties may recover damages for injury caused by release of hazardous substances and for property contamination.  For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if her or she suffers injury from the asbestos.  Lastly, some of these environmental issues restrict the use of a property or place conditions on various activities.  One example is laws that require a business using chemicals to manage them carefully and to notify local officials if regulated spills occurs.

               We generally obtain Phase I environmental site assessments (“ESAs”) on our hotels at the time of acquisition.  The ESAs are intended to identify potential environmental contamination.  The ESAs include a historical review of the hotel, a review of certain public records, a preliminary investigation of the site and surrounding properties, screening for the presence of hazardous substances and underground storage tanks, and the preparation and issuance of a written report.  The ESAs that we have obtained did not include invasive procedures, such as soil sampling or ground water analysis.

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

               Recent news accounts suggest that there is an increasing amount of litigation over claims that mold (or another airborne contaminant) has damaged buildings or caused poor health.  We have, infrequently, discovered mold-related damage in a limited number of our hotels.  In each case, we believe that we traced the source to one or more water intrusions (e.g., roof leak, plugged air conditioner condensation lines, etc.).  We corrected those issues and removed or otherwise remediated any elements of the buildings or their contents affected by mold, moisture, etc.  The costs to repair or replace affected elements of the buildings and their contents have not been material, we are aware of no mold-related litigation that is pending or threatened against us, and we do not believe that mold is, or will in the future be, an issue of material consequence to us.  We believe that we and the Lessees have satisfactory procedures for early identification of moisture intrusion and other mold-inducing conditions at our properties.  However, mold (and certain other airborne contaminants) occurs naturally and is present in some quantity in virtually every structure, so we cannot assure you that it is not present, or will not in the future be present, in our hotels, and it is unclear whether potential plaintiffs will successfully establish that mold (or another airborne contaminant) causes or exacerbates certain health conditions.  If any such potential plaintiffs (who could include hotel guests and employees) are successful, and mold (or another airborne contaminant) does occur in our hotels, we could incur liability for the defense or disposition of such suits.  The Company generally has no insurance coverage for the cost of repairing or replacing elements of a building or its contents that are affected by mold (or other environmental conditions), or for defending or disposing of such suits.

Americans With Disabilities Act.

               Under the Americans with Disabilities Act of 1990, or the “ADA,” all public accommodations must meet various federal requirements to access and use by disabled persons.  Compliance with the ADA’s requirements could require removal of access barriers, and our failure to comply could result in the U.S. government imposing fines or in private litigants winning damages.  If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our ability to make distributions to our shareholders could be adversely affected.

Fluctuations in Property Taxes and Insurance Costs can Adversely Affect our Distributions to our Shareholders.

               Each of our hotels is subject to real and personal property taxes.  These taxes on our hotel properties may increase or decrease as tax rates change and as the properties are assessed or reassessed by taxing authorities.  If property taxes increase, our ability to make distributions to our shareholders could be adversely affected.

               We carry insurance on all of our hotels and our business.   The costs of property and casualty insurance carried by the Company and/or the IH Lessee rose approximately 26% for the 2003 insurance year (ending generally, October 31) as compared to the 2002 insurance year.  These increases were due primarily to the disruption in the insurance and stock markets caused by the September 11, 2001 terrorist attacks and the current economic recession, to significant payouts that our insurers have made or may have to make in the future on certain covered claims by or against us, and to the location (i.e., California) and physical characteristics (i.e., non-sprinklered) of a number of our hotels.  These factors, as well as any future covered losses or other casualties, may result in (a) our insurance costs continuing to rise,  (b) our inability to obtain (or economically obtain) important insurance coverages and/or (c) an increased risk of exposure to casualties if our insurance deductibles are substantially increased or the limits of our insurance coverages are substantially reduced.  While in absolute dollars property tax is a much larger expense than insurance for us, our ability to make distributions could be adversely affected if insurance costs continue to increase.  Please see Note 9 to the Company’s financial statements beginning on page F-1 and “– Conflicts of Interest and Related Party Transactions – Jack P. DeBoer” and “– Investment Risks in the Real Estate Industry Generally may Adversely Affect our Ability to Make Distributions to our Shareholders – Uninsured and Underinsured Losses” above.

Franchise Requirements Could Adversely Affect our Distributions to our Shareholders.

               Our managers must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels operate.  The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards.  The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license.  With respect to operational standards, we rely on our operators to conform to such standards.  The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial.  It is possible that a franchisor could condition the continuation of a franchise on the completion of capital improvements which management or the Board of Trustees determines are too expensive or otherwise not economically feasible in light of general economic conditions or the operating results or prospects of the affected hotel.   In that event, management or the Board of Trustees may elect to allow the franchise to lapse or be terminated.  The IH Lessee is obligated to fund any operating loss at the 17 hotels subject to Marriott Management Agreements.  Operating losses could result from a number of factors, including increased expenses resulting from changes in Marriott’s system standards.   The IH Lessee has limited assets from which to fund operating losses.   If the IH Lessee fails or is unable to fund such operating losses, Marriott may have the right to terminate the related Marriott Management Agreement and with it the affected hotel’s right to operate under a Marriott brand.  In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise.  The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.  The loss of a franchise could also have a material adverse effect on cash available for distribution to shareholders.

The Ability of our Board of Trustees to Change our Major Policies at any Time may not be in Your Interest.

               Our Board of Trustees determines many of our major corporate policies, including our acquisitions, growth, operations and distribution policies.  The Board of Trustees may amend or revise these and other policies at any time without the vote or consent of our shareholders.

Provisions of our Declaration of Trust and Maryland Law may Limit the Ability of a Third Party to Acquire Control of our Company.

Ownership Limitation.

               Our Declaration of Trust provides that no person may directly or indirectly own more than 9.8% of our common shares and preferred shares.  This may prevent an acquisition of control of our company by a third party without our Board of Trustees’ approval, even if shareholders believe the change of control is in their best interest.

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

Authority to Issue Preferred Stock.

               Our Declaration of Trust authorizes the Board of Trustees to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares issued.  We issued 4,630,000 Series A Preferred Shares in 1998. The issuance of shares of preferred stock may have the effect of delaying or preventing a change in control of our company, even if shareholders believe that a change of control is in their best interest.

Maryland Anti-Takeover Statutes.

               We are subject to various provisions of Maryland law placing restrictions and requiring compliance with various procedures designed to protect the shareholders of Maryland REITs against unfair or coercive mergers and acquisitions.  These restrictions and procedural requirements may discourage takeover offers for, or changes in control of our company, even if shareholders believe that such events may be in their interest.

Our Failure to Qualify as a REIT Under the Federal Tax Laws will Result in Adverse Tax Consequences.

               The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”).  If we qualify as a REIT, with certain exceptions, we will not be subject to federal income tax at the Company level on our taxable income that is distributed to shareholders.  A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income.  Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the holders of common shares in any such year will not be deductible by the Company.  If the Internal Revenue Service were to challenge successfully the tax status of the Partnership as a partnership for federal income tax purposes, the Partnership would be taxable as a corporation.  In that event, the Company would likely cease to qualify as a REIT for a variety of reasons.  Although the Company does not intend to request a ruling from the Internal Revenue Service as to its REIT status, the Company has, in the past, obtained the opinion of its legal counsel that, as of the date of the opinion, the Company qualifies as a REIT.  These opinions were based on certain assumptions and representations and are not binding on the Internal Revenue Service or any court.  Even if we qualify for taxation as a REIT, we are subject to certain federal, state and local taxes on our income and property.

Our Share Ownership Limitation may Prevent Certain Transfers of our Common Shares.

               In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities).  Furthermore, if any shareholder or group of shareholders of one of the lessees of our hotels owns, actually or constructively, 10% or more of our shares of beneficial interest, the lessee could become a related-party tenant of the Company, which likely would result in loss of our REIT status (a “taxable REIT subsidiary” is exempt from this rule).  Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than 9.8% of the outstanding common shares or any other class of outstanding shares of beneficial interest by any shareholder or group (the “Ownership Limitation”).  Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation.  Any transfer of shares of beneficial interest that would prevent us from continuing to qualify as a REIT under the Code will be void ab initio, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “Shares-in-Trust.”  Further, we will be deemed to have been offered Shares-in-Trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such Shares-in-Trust (or, in the case of a gift, devise or non-transfer event [as defined in the Declaration of Trust], the market price on the date of such gift, devise or non-transfer event).  Therefore, the record holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are redeemed, if the market price falls between the date of purchase and the date of redemption.

               We have, in limited instances from time to time, permitted certain owners to own shares in excess of the Ownership Limitation.  The Board of Trustees has waived the Ownership Limitation for such owners after following procedures set out in the Company’s Declaration of Trust, under which the owners requesting the waivers provided certain information and the Company’s counsel provided certain legal opinions.  These waivers established levels of permissible share ownership for the owners requesting the waivers that are higher than the Ownership Limitation - if the owners acquire shares in excess of the higher limits, those shares are subject to the risks described above in the absence of further waivers.  The Board of Trustees is not obligated to grant such waivers and has no current intention to do so with respect to any owners who (individually or aggregated as the Declaration of Trust requires) do not currently own shares in excess of the Ownership Limitation.

LIST OF EXHIBITS

Exhibit Number	Description of Exhibits

3.1

Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

4.1	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.1

Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.3

Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.4	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.5	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997).

10.6(a)	Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.6(a) to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.6(b)	Employment Agreement of David Bulger (previously filed as Exhibit 10.6(b) to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.6(c)	Employment Agreement of Gregory M. Fay (previously filed as Exhibit 10.6(c) to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.6(d)	Employment Agreement of Mark A. Murphy (previously filed as Exhibit 10.6(d) to the Company’s Current Report on Form 8-K filed on March 9, 2001).

10.7

Form of Exclusive Hotel Development Agreement and Covenant Not to Compete (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362 and incorporated herein by reference).

10.8

Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company’s registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.9

Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622 and incorporated herein by reference).

10.10(a)

Credit Agreement, dated as of May 10, 2000, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., Bank One, N.A., First Union National Bank and PNC National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.10(b)

First Amendment of Credit Agreement, Dated April 19, 2002 and effective as of March 29, 2002, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent (previously filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-K filed May 31, 2002).

10.10(c)

Second Amendment of Credit Agreement, dated April 19, 2002 and effective as of March 29, 2002, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent (previously filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-k filed on February 15, 2003).

10.11

Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company’s Form 8-K filed on November 22, 1996 and incorporated herein by reference).

10.12

Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.13	Form of percentage lease agreement for Summerfield acquisition hotels (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.14

Agreement on Franchise-Related matters between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Management Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.15

Lease Master Agreement between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Lease Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.4 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.16

Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.17

Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 1997 and incorporated herein by reference).

10.18

Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.19

Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.20

Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.21	Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.20 (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001).

10.22	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower.

10.23	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation.

10.24	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company.

10.25

Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company.

10.26	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company.

10.27

Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers.

10.28

Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation.

10.29

Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers.

10.30

Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP

CERTIFICATION

I, Jeffrey H. Fisher, certify that:

1. I have reviewed this annual report on Form 10-K of Innkeepers USA Trust;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ JEFFREY H. FISHER

Chairman, Chief Executive Officer and President

CERTIFICATION

I, David Bulger, certify that:

1. I have reviewed this annual report on Form 10-K of Innkeepers USA Trust;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

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

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ DAVID BULGER

Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATION

I, Roger Pollak, certify that:

1. I have reviewed this annual report on Form 10-K of Innkeepers USA Trust;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made regarding Innkeepers Hospitality, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements of Innkeepers Hospitality, and other financial information included in this annual report regarding Innkeepers Hospitality, fairly present in all material respects the financial condition, results of operations and cash flows of Innkeepers Hospitality as of, and for, the periods presented in this annual report;

4.          Innkeepers Hospitality’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Innkeepers Hospitality and have;

a)

Designed such disclosure controls and procedures to ensure that material information relating to Innkeepers Hospitality, including its combined affiliates, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of Innkeepers Hospitality’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          Innkeepers Hospitality’s other certifying officer and I have disclosed, based on our most recent evaluation, to Innkeepers Hospitality’s auditors and board of directors (or persons performing the equivalent functions), and to the audit committee of the Innkeepers USA Trust Board of Trustees;

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

6.          Innkeepers Hospitality’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ ROGER POLLAK

Vice President of Accounting – Innkeepers Hospitality