Form 10-Q
period 2003-03-31
INNKEEPERS USA TRUST/FL
filed 2003-05-06
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24568

INNKEEPERS USA TRUST

(Exact name of registrant as specified in its charter)

Maryland	65-0503831
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

306 Royal Poinciana Way, Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

(561) 835-1800

Registrant’s telephone number, including area code:

N/A

(former name)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 2003, was 37,489,570.

i

INNKEEPERS USA TRUST

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS
Investment in hotel properties:
Land and improvements	$101,140	$101,104
Buildings and improvements	655,121	655,373
Furniture and equipment	105,684	104,513
Renovations in process	4,950	828
Hotels held for sale, net	2,000	2,000

	868,895	863,818
Accumulated depreciation	(189,246)	(180,789)

Net investment in hotel properties	679,649	683,029
Cash and cash equivalents	13,838	21,367
Restricted cash and cash equivalents	14,406	14,151
Due from Lessees	10,188	8,784
Deferred expenses, net	3,985	3,685
Other assets	2,625	3,032

Total assets	$724,691	$734,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$235,582	$236,730
Accounts payable and accrued expenses	7,076	7,700
Distributions payable	5,908	9,000
Deferred rent revenue	3,463	—
Minority interest in Partnership	52,207	52,458

Total liabilities	304,236	305,888

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 4,630,000 shares issued and outstanding	115,750	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,488,913 and 37,483,913 issued and outstanding, respectively	375	375
Additional paid-in capital	393,295	393,259
Unearned compensation	(728)	(1,036)
Distributions in excess of earnings	(88,237)	(80,188)

Total shareholders’ equity	420,455	428,160

Total liabilities and shareholders’ equity	$724,691	$734,048

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue:
Percentage Lease revenue	$16,624	$16,132
Other revenue	130	141

Total revenue	16,754	16,273

Expenses:
Depreciation	8,457	9,762
Amortization of franchise costs	14	14
Ground rent	124	122
Interest expense	4,315	4,458
Amortization of loan origination fees	269	305
Property taxes and insurance	2,952	3,273
General and administrative (excluding amortization of unearned compensation)	1,406	1,081
Amortization of unearned compensation	345	337
Other charges	655	133

Total expenses	18,537	19,485

Loss before minority interest	(1,783)	(3,212)
Minority interest, common	157	239
Minority interest, preferred	(1,068)	(1,068)

Loss from continuing operations	(2,694)	(4,041)
Discontinued operations	140	70

Net loss	(2,554)	(3,971)
Preferred share dividends	(2,496)	(2,496)

Net loss applicable to common shareholders	$(5,050)	$(6,467)

Earnings (loss) per share data:
Basic-continuing operations	$(0.14)	$(0.19)

Basic	$(0.14)	$(0.19)

Diluted-continuing operations	$(0.14)	$(0.19)

Diluted	$(0.14)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,554)	$(3,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,085	10,496
Minority interests	911	829
Deferred rent revenue	3,463	5,688
Changes in operating assets and liabilities:
Due from Lessees	(1,404)	697
Other assets	407	259
Accounts payable and accrued expenses	(624)	(2,256)

Net cash provided by operating activities	9,284	11,742

Cash flows from investing activities:
Investment in hotel properties	(5,077)	(9,503)
Costs paid on sale of hotel	—	(178)
Deposit and costs incurred in acquisition of hotel	(440)	—
Net withdrawals (deposits) into restricted cash accounts	(255)	2,958

Net cash used by investing activities	(5,772)	(6,723)

Cash flows from financing activities:
Payments on debt	(1,148)	(808)
Distributions paid to unit holders	(1,255)	(1,081)
Distributions paid to shareholders	(8,495)	(2,842)
Redemption of units	—	(160)
Loan origination fees and costs paid	(143)	(245)

Net cash used by financing activities	(11,041)	(5,136)

Net decrease in cash and cash equivalents	(7,529)	(117)
Cash and cash equivalents at beginning of period	21,367	5,077

Cash and cash equivalents at end of period	$13,838	$4,960

Supplemental cash flow information:
Interest paid	$4,348	$4,432

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1.	Organization

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at March 31, 2003, owned 67 hotels with an aggregate of 8,196 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”).

At March 31, 2003, the Company leased 61 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively the “IH Lessee”) and six of the Hotels to affiliates of Wyndham International, Inc. (the “Summerfield Lessee” and, together with the IH Lessee, the “Lessees”) pursuant to leases (“Percentage Leases”), each of which provides for rent (“Percentage Rent”) based on a fixed percentage of annual room revenue below, plus a higher fixed percentage of annual room revenue in excess of, a specified dollar amount (“Threshold”), subject to a minimum annual base rent (“Base Rent”). Base Rent and the Threshold under each Percentage Lease increase each year based on the increase in the Consumer Price Index for the previous year. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Lessee. Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham International, Inc.

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K”). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.	Recent Development

In March 2003, the Company entered into a contract to purchase a hotel property for $8,900,000 and made a security deposit of $426,000 towards the purchase price of the hotel. The security deposit is included in deferred expenses in the accompanying consolidated balance sheet at March 31, 2003. The Company is currently performing its due diligence on the acquisition and, under the contract, the due diligence period ends in May 2003.

3.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2003 and 2002 (in thousands, except share and per share data):

	2003	2002
Numerator:
Loss from continuing operations	$(2,694)	$(4,041)
Preferred share dividends	(2,496)	(2,496)

Loss applicable to common shareholders from continuing operations	(5,190)	(6,537)
Discontinued operations	140	70

Net loss applicable to common shareholders	$(5,050)	$(6,467)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	37,386,312	34,394,871
Effect of dilutive securities:
Stock options	12	30,562
Restricted shares	3,019	98,626

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	37,389,343	34,524,059

	2003	2002
Earnings (loss) per share data:
Basic-continuing operations	$(0.14)	$(0.19)
Discontinued operations	—	—

Basic	$(0.14)	$(0.19)

Diluted-continuing operations	$(0.14)	$(0.19)
Discontinued operations	—	—

Diluted	$(0.14)	$(0.19)

The conversion of Common Units into common shares would have no effect on earnings (loss) per share. The conversion of the Series A Preferred Shares, the Class B Preferred Units and 1,355,500 outstanding options are anti-dilutive (i.e., assuming that they were converted into common shares would reduce the loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share. For the periods where a loss was incurred, the denominator used for calculating diluted earnings (loss) per share is the same as the denominator for basic earnings per share.

4.	Other Charges

Other charges for the three months ended March 31, 2003 and 2002 include the following (in thousands):

	2003	2002
Legal fees	—	$91
Litigation settlement	$21	—
Advisory services related to RMA	416	42
TRS transaction costs	218	—

	$655	$133

The legal fees and litigation settlement are related to litigation with the Company’s former Chief Operating Officer and the advisory services are related to the Company’s consideration of its alternatives under the REIT Modernization Act. The TRS transaction costs are related to the Company’s possible transaction with IH Lessee (please see Note 14 in the Company’s December 31, 2002 financial statements included in the 10-K).

5.	Discontinued Operations

In 2002, the Company adopted the provision of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the third quarter of 2002, the Company classified one of its hotel properties as “held for sale.” The Company has stopped depreciation of the hotel and has classified it as held for sale in the accompanying balance sheets. The results of operations from this hotel are classified as discontinued operations in the accompanying statements of operations. The previously reported 2002 results of operations have been reclassified to reflect the classification of this hotel as held for sale. As a result of the held for sale classification, the Company reduced the carrying value of this hotel to its estimated fair value (less costs to sell) of $2,000,000. The Company expects to complete the sale of this hotel in 2003.

The following table sets forth the components of discontinued operations for the three months ended March 31, 2003 and 2002 (in thousands):

	2003	2002
Percentage Lease revenue	$163	$160
Depreciation	—	(78)
Property taxes and insurance	(23)	(12)

Discontinued operations	$140	$70

6.	Litigation Settlement

In May 2000, the Company’s former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher. The suit alleges that he was wrongfully terminated by the Company in breach of his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee. In December 2002, the defendants entered into a settlement agreement with the plaintiff that is contingent upon the closing of a TRS Transaction as described in Note 14 in the Company’s December 31, 2002 financial statements included in the 10-K. In exchange for a complete release of all claims and in settlement of the litigation, (a) the Company agreed to pay the plaintiff $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million, and (b) the IH Lessee agreed to pay the plaintiff $5.9 million. Mr. Fisher agreed to purchase the plaintiff’s equity interest in the IH Lessee for $1 million. The Company also agreed to purchase the plaintiff’s 116,908 restricted shares, at his option, upon closing of a TRS Transaction at the then-current market price. The settlement agreement provided that if a TRS Transaction did not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation would resume and the Company (and the IH Lessee and Mr. Fisher) presently intends to continue to aggressively defend all allegations in that event. The parties are currently negotiating an extension of the time within which the TRS Transaction must close and the settlement must be finalized.

7.	Related Party Transactions

On March 28, 2003, the IH Lessee assumed the management of four hotels from Marriott and on April 25, 2003 assumed the management of an additional six hotels. The IH Lessee expects to assume the management on the remaining seven Marriott managed hotels upon obtaining the necessary third party consents that are expected to be received later in the second quarter of 2003. The Company has guaranteed the IH Lessee’s obligations under the new franchise agreements. The Company has determined that the fair value of this guarantee is zero and, therefore, no liability was recorded. Please see Note 14 in the Company’s December 31, 2002 financial statements included in the 10-K for additional information concerning this transaction.

In the first quarter of 2003, the Company commenced renovations at its Hampton Inn – Norcross, GA hotel that required that a substantial number of rooms be taken out of service. The Company compensated the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by $110,000 in the first quarter of 2003.

Innkeepers Hospitality

Combined Balance Sheets

(in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,950	$12,490
Marketable securities	2,213	2,549
Accounts receivable, net	4,218	3,263
Prepaid expenses	857	679

Total current assets	19,238	18,981
Other assets	256	255

Total assets	$19,494	$19,236

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,788	$3,366
Accrued expenses	5,117	4,835
Accrued litigation settlement	5,475	5,475
Payable to Manager	2,475	2,451
Due to Partnership	9,462	8,210

Total current liabilities	25,317	24,337
Line of credit	1,000	—
Other long-term liabilities	860	860

Total liabilities	27,177	25,197

Shareholders’ deficit:
Common shares, $1 par value, 9,000 shares authorized, issued and outstanding	9	9
Additional paid-in capital	1,160	1,160
Unrealized loss on marketable securities	(1,230)	(894)
Retained deficit	(7,622)	(6,236)

Total shareholders’ deficit	(7,683)	(5,961)

Total liabilities and shareholders’ deficit	$19,494	$19,236

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Operations

(in thousands)

	Three Months Ended March 31,
	2003	2002
Gross operating revenue:
Rooms	$40,264	$42,780
Food and beverage	73	69
Telephone	624	928
Other	620	847

Gross operating revenue	41,581	44,624
Departmental expenses:
Rooms	8,851	9,421
Food and beverage	74	80
Telephone	366	392
Other	250	373

Total departmental profit	32,040	34,358

Unallocated operating expenses:
General and administrative	3,675	3,436
Franchise and marketing fees	2,685	2,818
Advertising and promotions	2,196	2,476
Utilities	2,414	2,178
Repairs and maintenance	2,325	2,169
Management fees	374	584

Total unallocated operating expenses	13,669	13,661

Gross profit	18,371	20,697
Insurance	(490)	(355)
Lessee overhead	(1,123)	(1,351)
Percentage lease expense	(18,144)	(19,577)

Net loss	(1,386)	(586)
Other comprehensive income – unrealized gains (losses) on marketable securities	(336)	438

Comprehensive loss	$(1,722)	$(148)

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,386)	$(586)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10	10
Changes in operating assets and liabilities:
Accounts receivable	(955)	(1,354)
Prepaid expenses	(178)	(192)
Accounts payable	(578)	229
Accrued expenses	282	(121)
Payable to Manager	24	229
Due to Partnership	1,252	(1,077)

Net cash used by operating activities	(1,529)	(2,862)

Cash flows from investing activities:
Purchase of equipment	(11)	(23)

Net cash used by investing activities	(11)	(23)

Cash flows from financing activities:
Advance under line of credit	1,000	—
Advances to shareholder	—	(772)

Net cash provided (used) by financing activities	1,000	(772)

Net decrease in cash and cash equivalents	(540)	(3,657)
Cash and cash equivalents at beginning of period	12,490	15,221

Cash and cash equivalents at end of period	$11,950	$11,564

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Notes to Combined Financial Statements

1.	Organization

Innkeepers Hospitality, Inc. and other entities under common control (collectively “IH” or the “IH Lessee”) are controlled by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by the Company. Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company. The IH Lessee leased 61 hotels (the “IH Leased Hotels”) from the Company at March 31, 2003.

The IH Lessee operates 48 of the IH Leased Hotels and wholly-owned subsidiaries of Marriott International, Inc. (“Marriott”) operate 13 of the IH Leased Hotels as of March 31, 2003.

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K”). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.	Summary of Significant Accounting Policies

Each IH Leased Hotel is leased by the Company to the IH Lessee under a percentage lease agreement (“Percentage Lease”). The Percentage Lease for each IH Leased Hotel provides for rent (“Percentage Rent”) based on a fixed percentage of annual room revenue below, plus a higher fixed percentage of annual room revenue in excess of, a specified dollar amount (“Threshold”), subject to a minimum annual base rent (“Base Rent”). Base Rent and the Threshold under each Percentage Lease increase each year based on the increase in the Consumer Price Index for the previous year. Base Rent is paid monthly and Percentage Rent is paid no later than 25 days after the end of each calendar quarter.

The IH Lessee currently estimates that 16 of the IH Leased Hotels will pay only the minimum Base Rent in 2003. The remaining IH Leased Hotels will pay Percentage Rent that is in excess of the minimum Base Rent.

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

In May 2000, the IH Lessee’s former president (who is a minority shareholder in certain of the IH Lessee entities and a former officer in the Company) filed suit against the IH Lessee, the Company and Mr. Fisher. The suit alleges that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, was wrongfully terminated by the Company under his employment contract with the Company, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the IH Lessee and the Company. In December 2002, the defendants entered into a settlement agreement with the plaintiff that is contingent upon the closing of a TRS Transaction as described in Note 8 to the IH Lessee’s December 31, 2002 financial statements included in the 10-K. In exchange for a complete release of all claims, (a) the IH Lessee agreed to pay the plaintiff $5.9 million and (b) the Company agreed to pay the plaintiff $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million. Mr. Fisher agreed to purchase the plaintiff’s equity interest in the IH Lessee for $1 million. The settlement agreement provided that if a TRS Transaction did not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation would resume and the IH

Lessee (and the Company and Mr. Fisher) presently intends to continue to aggressively defend all allegations in that event. The parties are currently negotiating an extension of the time within which the TRS Transaction must close and the settlement must be finalized.

4.	Related Party Transactions

On March 28, 2003, the IH Lessee assumed the management of four hotels from Marriott and on April 25, 2003 assumed the management of an additional six hotels. The IH Lessee expects to assume the management on the remaining seven Marriott managed hotels when the Company obtains the necessary third party consents that are expected to be received later in the second quarter of 2003. Please see Note 5 in the IH Lessee’s December 31, 2002 financial statements included in the 10-K for additional information concerning this transaction.

In the first quarter of 2003, the Company commenced renovations at its Hampton Inn – Norcross, GA hotel that required that a substantial number of rooms be taken out of service. The Company compensated the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by $110,000 in the first quarter of 2003.

INNKEEPERS USA TRUST

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K”). An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the 10-K. The Company’s 2002 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

The following chart sets forth certain information with respect to the Hotels at March 31, 2003:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	46	5,489
Summerfield Suites by Wyndham	5	650
Sunrise Suites	1	96

	52	6,235

Mid-Priced
Hampton Inn	12	1,526
Courtyard by Marriott	1	136
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204

	15	1,961

	67	8,196

Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for 66 of the Hotels are presented in the following table.

	Three Months ended March 31,		Percentage increase
	2003	2002	(decrease)
Portfolio (1)
ADR	$92.63	$96.46	(4.0)
Occupancy	66.1%	68.1%	(3.0)
RevPAR	$61.23	$65.73	(6.9)
By Segment
Upscale Extended-Stay Hotels (2)
ADR	$93.95	$98.16	(4.3)
Occupancy	69.4%	71.3%	(2.6)
RevPAR	$65.20	$69.96	(6.8)
Mid-Priced Hotels (3)
ADR	$87.57	$90.08	(2.8)
Occupancy	56.0%	58.5%	(4.4)
RevPAR	$49.00	$52.71	(7.0)

(1)	66 hotels, excludes one hotel opened on September 15, 2002

(2)	51 hotels, excludes one hotel opened on September 15, 2002

(3)	15 hotels

Results of Operations

Deferred Recognition of Percentage Lease Revenue under SAB 101

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company reviewed the terms of its Percentage Leases and determined that the provisions of SAB 101 apply to the Company’s revenue recognition on an interim basis, but have no impact on the Company’s annual Percentage Lease revenue recognition or its receipt of interim payments under the Percentage Leases from its Lessees. The Company’s quarterly distributions are based on Percentage Rent collected or due from the Lessees.

The effect of the application of SAB 101 on the financial statements for the three months ended March 31, 2003 and 2002 was to defer the recognition of Percentage Lease revenue of $3,463,000 and $5,688,000. At March 31, 2003 and 2002, “Deferred rent revenue” of $3,463,000 and $5,688,000, respectively, represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2003 or 2002, as appropriate.

Comparison of the Three Months Ended March 31, 2003 (“2003”) to the Three Months Ended March 31, 2002 (“2002”)

Percentage Lease revenue increased by $492,000, or 3%, from $16,132,000 in 2002 to $16,624,000 in 2003. This increase was due primarily to the increase in base rent as of January 1, 2003 ($377,000) and rent on the Company’s newly developed Residence Inn by Marriott hotel located in Saddle River, NJ ($442,000), partially offset by the reduction in rent from a hotel sold in the third quarter of 2002 ($327,000). On January 1, 2003 the base rent for each hotel increased by 2.37% (such increase was based on the change in the consumer price index for the previous year) as provided for in the Percentage Leases.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $9,085,000 in the aggregate for 2003 compared with $10,418,000 for 2002. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully-depreciated in 2002 and the elimination of depreciation on a hotel which was sold in the third quarter of 2002, partially offset by the depreciation of renovations completed during 2002 and depreciation on the Saddle River, NJ hotel.

Interest expense for 2003 was $4,315,000 compared with $4,458,000 for 2002. This decrease is due primarily to principal reductions on the Company’s amortizing debt, repayment of the entire balance outstanding under the Company’s Line of Credit in the second quarter of 2002 and slight decreases in the interest rates on the Company’s variable rate debt.

Property taxes and insurance decreased by $321,000, or 10%, in 2003 compared with 2002. This decrease was due primarily to the receipt of refunds of prior year taxes paid (or a reduction in the accrual for certain prior year taxes which will be paid in 2003) ($354,000) and property taxes expensed in 2002 for a hotel which was sold in the third quarter of 2002 ($55,000), partially offset by property taxes incurred on the Saddle River, NJ hotel ($60,000) and an increase in insurance premiums ($64,000).

General and administrative expenses increased by $325,000 in 2003 compared with 2002. This increase was due primarily to an increase in franchise taxes paid to certain states ($104,000), an increase in trustee’s and officer insurance premiums ($56,000), increases in salaries related primarily to the addition of additional personnel ($48,000), increases in trustee fees and expenses ($44,000), costs incurred in complying with certain Sarbanes-Oxley (and similar) rules ($31,000) and increases in legal expenses ($20,000).

Other charges were $655,000 in 2003 and $133,000 in 2002. This increase was primarily due to fees for advisory services rendered to a special committee of the Company’s Board of Trustees, which is considering the Company’s alternatives under the REIT Modernization Act ($374,000), and costs incurred in contemplation of a “taxable REIT subsidiary” transaction with Innkeepers Hospitality ($218,000), partially offset by a decrease in costs related to litigation with a former officer of the Company ($70,000).

Net loss applicable to common shareholders for 2003 was $(5,050,000), or $(0.14) per diluted share, compared with $(6,467,000), or $(0.19) per diluted share, for 2002. This change is due primarily to the factors discussed previously.

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

The IH Lessee, which leases 61 of the Company’s hotels, reported a net loss of $1,386,000 for the three months ended March 31, 2003. The IH Lessee borrowed $1,000,000 under its line of credit in March 2003 to meet its operating costs, Percentage Lease obligations and other liquidity needs.

The Summerfield Lessee leases six of the Hotels that are not leased by the IH Lessee, under Percentage Leases. The obligations of the Summerfield Lessee under its Percentage Leases and related agreements are collateralized by $4,759,220 in irrevocable letters of credit, one of which is pledged to a lender to the Company, and are guaranteed by Wyndham. Wyndham has had significant net losses in recent reporting periods. We believe that Wyndham may be unable to meet its guarantee obligations and relies exclusively on the cash flow of the Summerfield Hotels to generate sufficient cash flow to pay rent and satisfy its capital expenditure and other obligations under its Percentage Leases. There can be no assurance that the Summerfield Hotels will generate sufficient cash flow to allow the Summerfield Lessee to meet its obligations under the Percentage Leases.

As of May 6, 2003, the Lessees were current in their financial obligations under the Percentage Leases.

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

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 2003 and 2002 were $28,244,000 and $21,140,000, including $6,891,000 and $5,596,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $7,515,000 and $10,584,000 at March 31, 2003 and 2002, respectively, that was held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the three months ended March 31, 2003 and 2002 was $9,284,000 and $11,742,000, respectively. The $2,458,000 decrease is primarily due to the $1,733,000 reduction in amounts paid or payable under the Percentage leases for the first quarter of 2003 versus the first quarter of 2002 and the increase in amounts “Due from Lessees.”

Net cash used in investing activities was $5,772,000 for the three months ended March 31, 2003. This was comprised primarily of (a) renovations at certain hotels of $5,077,000, (b) net deposits of $255,000 into certain restricted cash accounts, and (c) deposits and costs of $440,000 incurred in connection with the potential acquisition of a hotel.

Net cash used in investing activities was $6,723,000 for the three months ended March 31, 2002. This was comprised primarily of (a) renovations at certain hotels of $6,566,000 and (b) development costs on the Company’s project in Saddle River, NJ of $2,937,000, which was partially offset by withdrawals of $2,958,000 in cash from certain restricted cash accounts for renovations completed during the quarter.

Net cash used by financing activities was $11,041,000 for the three months ended March 31, 2003, consisting primarily of (a) principal payments on amortizing debt of $1,148,000, (b) distributions paid of $9,750,000 and (c) loan costs paid of $143,000.

Net cash used by financing activities was $5,136,000 for the three months ended March 31, 2002, consisting primarily of (a) principal payments on amortizing debt of $808,000, (b) distributions paid of $3,923,000, (c) the redemption of 15,894 Common Units in the Partnership for $160,000 and (d) loan costs paid of $245,000.

Distributions/Dividends

The Company has paid regular distributions on its common shares and Common Units, and the 2003 first quarter distribution was $0.08 per share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividends paid) and the 2003 first quarter distribution was $0.275. Each Class B Preferred Unit may be converted into one Common Unit at the election of the holder. Each Series A Preferred Share is entitled to annual dividends equal to the greater of (i) $2.15624 ($0.53906 payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible (1.4811). The 2003 first quarter distribution was $0.53906 per Series A Preferred Share. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company has bank-funding commitments available under the Line of Credit of approximately $125,000,000 at March 31, 2003. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. During the first quarter of 2002, the Company negotiated an amendment to the Line of Credit. This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. In January 2003, the Company obtained an extension of the Line of Credit amendment obtained in the first quarter of 2002, which is effective until December 31, 2003. At March 31, 2003, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the operating environment in 2003 worsens substantially from the Company’s current expectations and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to its shareholders and/or significantly reduce its planned capital expenditures.

The following table summarizes certain information concerning the Company’s debt at March 31, 2003 and 2002:

	2003	2002
Investment in hotels, at cost	$868,895,000	$875,385,000
Debt	235,582,000	260,308,000
Percentage of debt to investment in hotels, at cost	27.1%	29.7%
Percentage of fixed rate debt to total debt	95.8%	88.1%
Weighted average implied interest rates on:
Fixed rate debt	7.54%	7.54%
Variable rate debt	1.25%	2.97%

	2003	2002
Total debt	7.27%	7.00%

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

Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the Hotels, such as Marriott’s requirements to substantially upgrade and “refresh” the Company’s Generation 1 Residence Inn by Marriott hotels. Management believes that for the foreseeable future the Company will continue to spend more on capital expenditures than it is required to make available to the Lessees under the Percentage Leases or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include, for any given year, market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2003, management expects to spend approximately $25 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to borrow under the Line of Credit.

Related Party Transactions

The Company has entered into a number of ongoing transactions and arrangements that may involve conflicts of interest. For a description of these transactions and arrangements, please see “Risk Factors – Conflicts of Interest and Related Party Transactions” beginning on page R-2 in the 10-K.

Contractual Obligations and Commercial Commitments

In March 2003, the Company entered into a contract to purchase a hotel property for $8,900,000. There were no other significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the 10-K.

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

Funds From Operations

Funds From Operations (“FFO”) is a widely used performance measure for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, we believe that the presentation of our operating results should include FFO and FFO per share. In addition, certain of management’s compensation goals are based on the attainment of certain levels of FFO per share. Therefore, FFO and FFO per share is presented to assist investors in analyzing the performance of the Company. The Company’s method of calculating FFO and FFO per share may be different from methods used by other REITs. Accordingly, the Company’s method of calculating FFO and FFO per share may not be comparable to such other REITs. Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company’s operating performance.

The following presents the Company’s calculations of FFO and FFO per share for the three months ended March 31, 2003 and 2002 (in thousands, except share data):

	2003	2002
Net loss applicable to common shareholders	$(5,050)	$(6,467)
Depreciation	8,457	9,840
Minority interest, common	(157)	(239)

Basic FFO	$3,250	$3,134

Minority interest, preferred	—	—
Preferred share dividends	—	—

Diluted FFO	$3,250	$3,134

Denominator for basic earnings per share	37,386,312	34,394,871
Weighted average:
Common Units	1,167,893	1,283,446

Denominator for basic FFO per share	38,554,205	35,678,317

Denominator for diluted earnings per share	37,389,343	34,524,059
Weighted average:
Common Units	1,167,893	1,283,446
Class B Preferred Units	—	—

	2003	2002
Series A Preferred Shares	—	—

Denominator for diluted FFO per share	38,557,236	35,807,505

Basic FFO per share	$0.08	$0.09

Diluted FFO per share	$0.08	$0.09

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

Cautionary statements set forth in reports filed by the Company from time to time with the SEC discuss important factors with respect to such forward-looking statements. These factors include, without limitation, (i) risks that disruptions in oil imports or higher oil prices, widespread health alerts, changes in domestic or international political environments, war, terrorism or similar activity would have results that could negatively affect the travel industry and/or Company in ways and to an extent that cannot be anticipated, (ii) the relative strength and performance of businesses and industries that are important demand generators in the Company’s key markets, (iii) international, national, regional and local economic conditions that will, among other things, affect demand for the Company’s hotel rooms and the availability and terms of financing, (iv) the Company’s ability to maintain its properties in competitive condition, (v) the Company’s ability to acquire or develop additional properties and risks that potential acquisitions or developments may not perform in accordance with expectations, (vi) changes in travel patterns, pricing methods and mechanisms, or the prevailing means of commerce, i.e., e-commerce, and (vii) the complex tax rules that the company must satisfy to qualify as a REIT, and other governmental regulation. Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be attained or that any deviations will not be material.

INNKEEPERS USA TRUST

ITEM 3 – QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at March 31, 2003, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$3,408	$4,883	$5,884	$6,399	$27,566	$177,442	$225,582	$225,582
Average Interest Rate	7.57%	7.57%	7.59%	7.59%	8.03%	7.46%	7.54%	—
Variable Rate	—	—	—	—	—	$10,000	$10,000	$10,000
Average Interest Rate	—	—	—	—	—	1.25%	1.25%	—

The table incorporates only those exposures that existed as of March 31, 2003 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

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

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of May 6, 2003, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Innkeepers Hospitality has advised the Company that based on this evaluation of such disclosure controls and procedures, Innkeepers Hospitality’s vice president of accounting has concluded that such controls were effective as of May 6, 2003, are operating as designed and will alert him on a timely basis to any material information relating to Innkeepers Hospitality required to be included in the Company’s periodic SEC filings.

Innkeepers Hospitality has advised the Company that there have been no significant changes in Innkeepers Hospitality’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and no corrective actions with regards to significant deficiencies and material weaknesses (of which none were noted) were required.

INNKEEPERS USA TRUST

PART II – OTHER INFORMATION

ITEM 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

10.31

Omnibus Agreement for a 17 Hotel Conversion, dated March 25, 2003, between Residence Inn by Marriott, Inc. and TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates

99.1

Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 6, 2003

99.2

Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 6, 2003

99.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated May 6, 2003

(b) Reports on Form 8-K – The Company filed with the SEC a Current Report on Form 8-K on March 14, 2003 that contained the certifications of Jeffrey H. Fisher, the Company’s Chief Executive Officer, and David Bulger, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and the certification of Roger Pollak, the Vice President of Accounting of Innkeepers Hospitality.

The Company filed with the SEC a Current Report on Form 8-K on February 6, 2003 that described the Company’s amendment to its Line of Credit and furnished the Company’s press release for the fourth quarter and year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

Date:	May 6, 2003	/s/ GREGORY M. FAY
Gregory M. Fay
Chief Accounting and Administrative Officer and
Principal Accounting Officer

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

Date: May 6, 2003

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

Date: May 6, 2003

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

Date: May 6, 2003

/s/ ROGER POLLAK
Roger Pollak
Vice President of Accounting
Innkeepers Hospitality

EXHIBIT INDEX

Exhibit	Description

10.31

Omnibus Agreement for a 17 Hotel Conversion, dated March 25, 2003, between Residence Inn by Marriott, Inc. and TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates

99.1

Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 6, 2003

99.2

Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 6, 2003

99.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated May 6, 2003