Form 10-Q
period 2003-06-30
INNKEEPERS USA TRUST/FL
filed 2003-08-13
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Registrant’s telephone number, including area code: (561) 835-1800

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

The number of common shares of beneficial interest, $.01 par value, outstanding on August 1, 2003, was 37,684,570.

INNKEEPERS USA TRUST

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS
Investment in hotel properties:
Land and improvements	$104,682	$101,104
Buildings and improvements	660,150	655,373
Furniture and equipment	106,764	104,513
Renovations in process	11,245	828
Hotels held for sale, net	2,000	2,000

	884,841	863,818
Accumulated depreciation	(197,758)	(180,789)

Net investment in hotel properties	687,083	683,029
Cash and cash equivalents	10,403	21,367
Restricted cash and cash equivalents	9,711	14,151
Due from Lessees	9,529	8,784
Deferred expenses, net	3,308	3,685
Other assets	2,189	3,032

Total assets	$722,223	$734,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$234,472	$236,730
Accounts payable and accrued expenses	8,758	7,700
Distributions payable	3,981	9,000
Deferred rent revenue	7,892	—
Minority interest in Partnership	52,023	52,458

Total liabilities	307,126	305,888

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 4,630,000 shares issued and outstanding	115,750	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,684,570 and 37,483,913 issued and outstanding, respectively	377	375
Additional paid-in capital	394,566	393,259
Unearned compensation	(1,626)	(1,036)
Distributions in excess of earnings	(93,970)	(80,188)

Total shareholders’ equity	415,097	428,160

Total liabilities and shareholders’ equity	$722,223	$734,048

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Percentage Lease revenue	$16,949	$16,749	$33,573	$32,881
Hotel operating revenue	358	—	358	—
Other revenue	108	130	238	271

Total revenue	17,415	16,879	34,169	33,152

Expenses:
Depreciation	8,512	9,144	16,969	18,906
Amortization of franchise costs	17	14	31	28
Ground rent	126	122	250	244
Interest expense	4,400	4,355	8,715	8,813
Amortization of loan origination fees	268	303	537	608
Hotel operating expenses	236	—	236	—
Property taxes and insurance	3,255	3,094	6,207	6,367
General and administrative (excluding amortization of unearned compensation)	1,212	965	2,618	2,046
Amortization of unearned compensation	369	336	714	673
Other charges	344	263	999	396

Total expenses	18,739	18,596	37,276	38,081

Loss before minority interest	(1,324)	(1,717)	(3,107)	(4,929)
Minority interest, common	144	179	301	418
Minority interest, preferred	(1,068)	(1,068)	(2,136)	(2,136)

Loss from continuing operations	(2,248)	(2,606)	(4,942)	(6,647)
Discontinued operations	141	57	281	127

Net loss	(2,107)	(2,549)	(4,661)	(6,520)
Preferred share dividends	(2,496)	(2,496)	(4,992)	(4,992)

Net loss applicable to common shareholders	$(4,603)	$(5,045)	$(9,653)	$(11,512)

Earnings (loss) per share data:
Basic-continuing operations	$(0.13)	$(0.15)	$(0.27)	$(0.33)

Basic	$(0.12)	$(0.14)	$(0.26)	$(0.33)

Diluted-continuing operations	$(0.13)	$(0.15)	$(0.27)	$(0.33)

Diluted	$(0.12)	$(0.14)	$(0.26)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,661)	$(6,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,251	20,371
Minority interests	1,835	1,718
Deferred rent revenue	7,892	12,922
Changes in operating assets and liabilities:
Due from Lessees	(745)	(1,116)
Other assets	843	693
Accounts payable and accrued expenses	1,058	(811)

Net cash provided by operating activities	24,473	27,257

Cash flows from investing activities:
Investment in hotel properties	(21,023)	(19,304)
Costs paid on sale of hotel	—	(247)
Payments for initial franchise fees	(10)	—
Net withdrawals from restricted cash accounts	4,440	3,447

Net cash used by investing activities	(16,593)	(16,104)

Cash flows from financing activities:
Proceeds from debt issuance	—	4,000
Payments on debt	(2,258)	(26,595)
Distributions paid to unit holders	(2,416)	(2,251)
Distributions paid to shareholders	(13,989)	(8,123)
Redemption of units	—	(236)
Proceeds from issuance of common shares	—	25,038
Loan origination fees and costs paid	(181)	(246)

Net cash used by financing activities	(18,844)	(8,413)

Net increase (decrease) in cash and cash equivalents	(10,964)	2,740
Cash and cash equivalents at beginning of period	21,367	5,077

Cash and cash equivalents at end of period	$10,403	$7,817

Supplemental cash flow information:
Interest paid	$8,749	$8,887

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1.	Organization

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at June 30, 2003, owned 68 hotels with an aggregate of 8,399 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”).

At June 30, 2003, the Company leased 61 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively the “IH Lessee”) and six of the Hotels to affiliates of Wyndham International, Inc. (the “Summerfield Lessee” and, together with the IH Lessee, the “Lessees”) pursuant to leases (“Percentage Leases”), each of which provides for rent (“Percentage Rent”) based on a fixed percentage of annual room revenue below, plus a higher fixed percentage of annual room revenue in excess of, a specified dollar amount (“Threshold”), subject to a minimum annual base rent (“Base Rent”). Base Rent and the Threshold under each Percentage Lease increase each year based on the increase in the Consumer Price Index for the previous year. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Lessee. Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham International, Inc. (“Wyndham”).

At June 30, 2003, one of the Company’s hotels was leased to a taxable REIT subsidiary of the Company and managed by an affiliate of the IH Lessee. The revenues and expenses related to this hotel are included in the accompanying statements of operations under the captions “hotel operating revenues” and “hotel operating expenses.”

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

2.	Recent Developments

In June 2003, the Company purchased a Quality Inn hotel located in Atlantic City, NJ for $8,600,000. The Company anticipates closing the hotel in the fourth quarter of 2003 and beginning renovations to enable the Company to convert the hotel to the Courtyard by Marriott brand. The Company currently believes that the renovation will cost approximately $9,000,000 and will be completed in the fourth quarter of 2004. The Company will fund the renovation costs from available cash or borrowings under the Line of Credit.

In June 2003, the Company granted 195,000 restricted shares to officers of the Company under the 1994 Plan. A certain number of the restricted shares vest upon the attainment of certain annual performance targets and any unvested restricted shares will vest on January 1, 2007. The weighted average grant date fair value of the restricted shares granted was $6.50.

In August 2003, the Company agreed to acquire from the IH Lessee all of the Percentage Leases for the 61 Hotels leased to the IH Lessee (the “TRS Transaction”). The Company has formed wholly owned taxable REIT subsidiaries (“TRS”) to acquire the hotel leases for an aggregate purchase price of $5.25 million in cash and the TRS will simultaneously enter into long-term management agreements with an affiliate of the IH Lessee to operate the hotels. The $5.25 million cash payment, when made, will be capitalized and amortized over the life of the related management agreement (i.e., 10 years). The primary terms of the new management agreements are as follows:

•	Base management fee of 3% of gross revenues.

•	Accounting services fee of $750 per hotel per month.

•	Incentive management fee of 50% of hotel available cash flow. Available cash flow is gross revenues less hotel operating expenses (including franchise fees), the base management fees, the accounting services fee and Percentage Lease rent (paid by the TRS to the Company).

•	Initial term of 10 years (with 2 five year extension options).

In connection with the TRS Transaction, the Company will assume the franchise conversion fee obligations under the Marriott Takeback Transactions, as described in Note 8. These franchise conversion fee obligations will be recorded as a liability (“franchise conversion fee obligations”) at their estimated fair value on the date of acquisition. The estimated fair value of the franchise conversion fee obligations will be calculated as the present value of (1) the additional 1½% franchise fee payable to Marriott for the first ten years of the new franchise agreements for the 17 affected hotels and (2) the annual $850,000 Conversion Fee payable to Marriott for the first ten years of the new franchise agreements for the 17 affected hotels. The franchise conversion fee obligations liability ($10.73 million) will be reduced using the effective interest method as payments are made to Marriott (interest will be imputed at the rate of 7% per annum). The Company will also recognize a “deferred franchise conversion fees” asset in the same amount as the liability described above, which will be amortized over the initial term of the management agreements with the affiliate of the IH Lessee (i.e., 10 years) using the straight-line method.

3.	Stock Based Compensation

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

If the Company had recognized compensation cost for options granted to employees and trustees based on the “fair value” method, the Company would have recognized compensation cost of less than $50,000 for the six months ended March 31, 2003 and 2002. This would have reduced net income (loss) available to common shareholders per share by less than $0.01 in each of these periods.

4.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Loss from continuing operations	$(2,248)	$(2,606)	$(4,942)	$(6,647)
Preferred share dividends	(2,496)	(2,496)	(4,992)	(4,992)

Loss applicable to common shareholders from continuing operations	(4,744)	(5,102)	(9,934)	(11,639)
Discontinued operations	141	57	281	127

Net loss applicable to common shareholders	$(4,603)	$(5,045)	$(9,653)	$(11,512)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	37,387,194	35,109,490	37,386,755	34,754,154
Effect of dilutive securities:
Share options	267	35,317	140	32,940
Restricted shares	79,510	127,613	41,265	113,120

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	37,466,971	35,272,420	37,428,160	34,900,214

Earnings (loss) per share data:
Basic-continuing operations	$(0.13)	$(0.15)	$(0.27)	$(0.33)
Basic-discontinued operations	0.01	0.01	0.01	(0.00)

Basic	$(0.12)	$(0.14)	$(0.26)	$(0.33)

Diluted-continuing operations	$(0.13)	$(0.15)	$(0.27)	$(0.33)
Diluted-discontinued operations	0.01	0.01	0.01	(0.00)

Diluted	$(0.12)	$(0.14)	$(0.26)	$(0.33)

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

5.	Other Charges

Other charges for the three and six months ended June 30, 2003 and 2002 include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Legal fees	—	$191	—	$282
Litigation settlement	$21	—	$42	—
Advisory services related to RMA	189	72	605	114
TRS transaction costs	134	—	352	—

	$344	$263	$999	$396

The legal fees and litigation settlement are related to litigation with the Company’s former Chief Operating Officer. The advisory services and TRS transaction costs are related to the TRS Transaction (see Note 2).

6.	Discontinued Operations

In 2002, the Company adopted the provision of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the third quarter of 2002, the Company classified one of its hotel properties as “held for sale.” The Company has stopped depreciation of the hotel and has classified it as held for sale in the accompanying balance sheets. The results of operations from this hotel are classified as discontinued operations in the accompanying statements of operations. The previously reported 2002 results of operations have been reclassified to reflect the classification of this hotel as held for sale. As a result of the held for sale classification, the Company reduced the carrying value of this hotel to its estimated fair value (less costs to sell) of $2,000,000. The Company expects to complete the sale of this hotel in the third quarter of 2003.

The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Percentage Lease revenue	$164	$160	$327	$320
Depreciation	—	78	—	156
Property taxes and insurance	23	25	46	37

	$141	$57	$281	$127

7.	Litigation Settlement

In May 2000, the Company’s former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher. The suit alleges that he was wrongfully terminated by the Company in breach of his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee. In December 2002, the defendants entered into a settlement agreement with the plaintiff that was contingent upon the closing of a TRS Transaction as described in Note 2. In exchange for a complete release of all claims and in settlement of the litigation, (a) the Company agreed to pay the plaintiff $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million, and (b) the IH Lessee agreed to pay the plaintiff $5.9 million. Mr. Fisher agreed to purchase the plaintiff’s equity interest in the IH Lessee for $1 million. The Company also agreed to purchase the plaintiff’s 116,908 restricted shares, at his option, upon closing of a TRS Transaction at the then-current market price. The settlement agreement provided that if a TRS Transaction did not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation would resume, in which case the Company (and the IH Lessee and Mr. Fisher) presently intend to aggressively defend all allegations. As the TRS Transaction did not close by April 30, 2003, the parties are currently negotiating a new settlement agreement. The Company believes that any new settlement agreement will be no less favorable to the Company than the original settlement agreement.

8.	Related Party Transactions

In March 2003, the Company, the IH Lessee, Marriott International, Inc. (collectively with its affiliates, “Marriott”) and various affiliates thereof entered into an agreement for a transaction under which the IH Lessee would (1) convert the agreements under which 17 of our hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) become the manager of the hotels. Under the terms of the converted agreements, the IH Lessee (and the TRS after the TRS Transaction) will (1) pay a franchise fee of 6½% of room revenues to Marriott for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). The Conversion Fee is subject to an aggregate credit of $750,000 from Marriott to be applied against the 2004 and 2005 Conversion Fee otherwise payable for those years. In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met. The other fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. In connection with the TRS Transaction, the TRS will assume the obligations to Marriott under the new franchise agreements, including payment of the Conversion Fee. This transaction is referred to as the “Marriott Takeback Transaction.”

Under the Marriott Takeback Transaction, the IH Lessee assumed the management of four hotels from Marriott on March 28, 2003, six hotels on April 25, 2003, six hotels on July 18, 2003 and one hotel on July 25, 2003. As of July 25, 2003, IH Lessee managed all of the Hotels it leases from the Company.

In the first quarter of 2003, the Company commenced renovations at its Hampton Inn – Norcross, GA hotel that required a substantial number of rooms be taken out of service. The Company compensated the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by $110,000 in the first quarter of 2003.

See Note 2 for a description of the TRS Transaction.

9.	Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 will have no impact on current financial instruments issued by the Company, but may impact financial instruments that may be issued the future.

The FASB has issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 will have no impact on current financial instruments issued by the Company, but may impact financial instruments that may be issued the future.

Innkeepers Hospitality

Combined Balance Sheets

(in thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,356	$12,490
Marketable securities	2,340	2,549
Accounts receivable, net	5,467	3,263
Prepaid expenses	752	679

Total current assets	19,915	18,981
Other assets	262	255

Total assets	$20,177	$19,236

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,791	$3,366
Accrued expenses	6,787	4,835
Accrued litigation settlement	5,475	5,475
Payable to Manager	2,241	2,451
Due to Partnership	8,715	8,210

Total current liabilities	26,009	24,337
Line of credit	1,000	—
Other long-term liabilities	860	860

Total liabilities	27,869	25,197

Shareholders’ deficit:
Common shares, $1 par value, 9,000 shares authorized, issued and outstanding	9	9
Additional paid-in capital	1,160	1,160
Unrealized loss on marketable securities	(1,103)	(894)
Retained deficit	(7,758)	(6,236)

Total shareholders’ deficit	(7,692)	(5,961)

Total liabilities and shareholders’ deficit	$20,177	$19,236

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Operations

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross operating revenue:
Rooms	$42,993	$48,210	$83,257	$90,990
Food and beverage	71	62	144	131
Telephone	601	879	1,225	1,807
Other	705	939	1,325	1,786

Gross operating revenue	44,370	50,090	85,951	94,714
Departmental expenses:
Rooms	9,398	10,456	18,249	19,877
Food and beverage	80	66	154	146
Telephone	393	448	759	840
Other	336	403	586	776

Total departmental profit	34,163	38,717	66,203	73,075

Unallocated operating expenses:
General and administrative	3,879	3,953	7,554	7,389
Franchise and marketing fees	3,147	3,132	5,832	5,950
Advertising and promotions	2,246	2,600	4,442	5,076
Utilities	1,845	1,847	4,259	4,025
Repairs and maintenance	2,410	2,366	4,735	4,535
Management fees	163	815	537	1,399

Total unallocated operating expenses	13,690	14,713	27,359	28,374

Gross profit	20,473	24,004	38,844	44,701
Insurance	(369)	(381)	(859)	(736)
Lessee overhead	(912)	(1,285)	(2,035)	(2,636)
Percentage lease expense	(19,328)	(21,734)	(37,472)	(41,311)

Net income (loss)	(136)	604	(1,522)	18
Other comprehensive income - unrealized gain (loss) on marketable securities	127	(469)	(209)	(31)

Comprehensive income (loss)	($9)	$135	($1,731)	($13)

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,522)	$18
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20	20
Changes in operating assets and liabilities:
Accounts receivable	(2,204)	(2,557)
Prepaid expenses	(73)	(146)
Accounts payable	(575)	532
Accrued expenses	1,952	381
Payable to Manager	(210)	261
Due to Partnership	505	648

Net cash used by operating activities	(2,107)	(843)

Cash flows from investing activities:
Purchase of equipment	(27)	(37)

Net cash used by investing activities	(27)	(37)

Cash flows from financing activities:
Advance under line of credit	1,000	—
Advances to shareholder	—	(791)

Net cash provided (used) by financing activities	1,000	(791)

Net decrease in cash and cash equivalents	(1,134)	(1,671)
Cash and cash equivalents at beginning of period	12,490	15,221

Cash and cash equivalents at end of period	$11,356	$13,550

Supplemental cash flow information:
Interest paid	—	—

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Notes to Combined Financial Statements

1.	Organization

Innkeepers Hospitality, Inc. and other entities under common control (collectively “IH” or the “IH Lessee”) are controlled by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by the Company. Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company. The IH Lessee leased 61 hotels (the “IH Leased Hotels”) from the Company at June 30, 2003.

The IH Lessee operated 54 of the IH Leased Hotels and wholly-owned subsidiaries of Marriott International, Inc. (“Marriott”) operated 7 of the IH Leased Hotels as of June 30, 2003. An affiliate of the IH Lessee also operates one hotel owned by the Company under a management agreement with a taxable REIT subsidiary of the Company.

An affiliate of the IH Lessee operates two hotels under management agreements with two unrelated third parties.

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

The IH Lessee currently estimates that 20 of the IH Leased Hotels will pay only the minimum Base Rent in 2003. The remaining IH Leased Hotels are expected to pay Percentage Rent that is in excess of the minimum Base Rent.

The IH Lessee recognizes Percentage Rent as Percentage Lease expense for a hotel prior to the achievement of the annual Threshold when it is probable that the Threshold will be exceeded for the full year (using in the calculation a prorated portion of the Threshold based on how much of the year has elapsed). Additionally, the IH Lessee recognizes Base Rent as Percentage Lease expense for a hotel to the extent that Base Rent exceeds the calculated Percentage Lease payments (using in the calculation a prorated portion of the Threshold based on how much of the year has elapsed). This generally results in the recognition of Percentage Lease expense in an amount equal to the payments required under the terms of the Percentage Leases.

3.	Litigation Settlement

In May 2000, the IH Lessee’s former president (who is a minority shareholder in certain of the IH Lessee entities and a former officer in the Company) filed suit against the IH Lessee, the Company and Mr. Fisher. The suit alleges that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, was wrongfully terminated by the Company under his employment contract with the Company, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the IH Lessee and the Company. In December 2002, the defendants entered into a settlement agreement with the plaintiff that is contingent upon the closing of a TRS Transaction as described in Note 4. In exchange for a complete release of all claims, (a) the IH Lessee agreed to pay the plaintiff $5.9 million and (b) the Company agreed to pay the plaintiff $1.8 million in cash and vest 116,908 unvested restricted common shares, which resulted in a non-cash charge of $1.2 million. Mr. Fisher agreed to purchase the plaintiff’s equity interest in the IH Lessee for $1 million. The settlement agreement provided that if a TRS Transaction did not close by April 30, 2003, in the absence of a further agreement among the parties, the litigation would resume, in which case the IH Lessee (and the Company and Mr. Fisher) presently intend to aggressively defend all allegations. As the TRS Transaction did not close by April 30, 2003, the parties are currently negotiating a new settlement agreement. The IH Lessee believes that any new settlement agreement will be no less favorable to the IH Lessee than the original settlement agreement.

4.	Line of Credit

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

5.	Related Party Transactions

In March 2003, the Company, the IH Lessee, Marriott International, Inc. (collectively with its affiliates, “Marriott”) and various affiliates thereof entered into an agreement for a transaction under which the IH Lessee would (1) convert the agreements under which 17 of our hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) become the manager of the hotels. Under the terms of the converted agreements, the IH Lessee (and the TRS after the TRS Transaction) will (1) pay a franchise fee of 6½% of room revenues to Marriott for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). The Conversion Fee is subject to an aggregate credit of $750,000 from Marriott to be applied against the 2004 and 2005 Conversion Fee otherwise payable for those years. In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met. The other fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. In connection with the TRS Transaction, the TRS will assume the obligations to Marriott under the new franchise agreements, including payment of the Conversion Fee. This transaction is referred to as the “Marriott Takeback Transaction.”

Under the Marriott Takeback Transaction, the IH Lessee assumed the management of four hotels from Marriott on March 28, 2003, six hotels on April 25, 2003, six hotels on July 18, 2003 and one hotel on July 25, 2003. As of July 25, 2003, IH Lessee manages all of the Hotels it leases from the Company.

In the first quarter of 2003, the Company commenced renovations at its Hampton Inn – Norcross, GA hotel that required a substantial number of rooms be taken out of service. The Company compensated the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by $110,000 in the first quarter of 2003.

In August 2003, the IH Lessee agreed to sell to the Company all of the Percentage Leases for the 61 Hotels leased from the Company (the “TRS Transaction”). The aggregate selling price is $5.25 million in cash and TRS of the Company will simultaneously enter into long-term management agreements with an affiliate of the IH Lessee to operate the hotels. The primary terms of the new management agreements are as follows:

•	Base management fee of 3% of gross revenues.

•	Accounting services fee of $750 per hotel per month.

•	Incentive management fee of 50% of hotel available cash flow. Available cash flow is gross revenues less hotel operating expenses (including franchise fees), the base management fees, the accounting services fee and Percentage Lease rent (paid by the TRS to the Company).

•	Initial term of 10 years (with 2 five year extension options).

INNKEEPERS USA TRUST

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

The following chart sets forth certain information with respect to the Hotels at June 30, 2003:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	46	5,489
Summerfield Suites by Wyndham	5	650
Sunrise Suites	1	96

	52	6,235

Mid-Priced
Hampton Inn	12	1,526
Courtyard by Marriott	1	136
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204
Quality Inn (Note 1)	1	203

	16	2,164

	68	8,399

Note	1: The Company intends to renovate this hotel and convert it to a Courtyard by Marriott hotel.

Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for 66 of the Hotels are presented in the following table.

	Three Months Ended June 30,		Percentage increase (decrease)	Six Months Ended June 30,		Percentage increase (decrease)
	2003	2002		2003	2002
Portfolio (1)
ADR	$89.75	$94.73	(5.3)%	$91.12	$95.54	(4.6)%
Occupancy	71.5%	76.8%	(6.9)	68.8%	72.5%	(5.1)
RevPAR	$64.17	$72.72	(11.8)	$62.71	$69.25	(9.4)
By Segment
Upscale Extended-Stay Hotels (2)
ADR	$92.29	$96.86	(4.7)	$93.09	$97.46	(4.5)
Occupancy	74.2%	81.1%	(8.5)	71.8%	76.2%	(5.8)
RevPAR	$68.44	$78.50	(12.8)	$66.83	$74.26	(10.0)
Mid-Priced Hotels (3)
ADR	$80.57	$86.33	(6.7)	$83.84	$88.12	(4.9)
Occupancy	63.3%	63.6%	(0.4)	59.6%	61.1%	(2.3)
RevPAR	$50.99	$54.88	(7.1)	$50.00	$53.80	(7.1)

(1)	66 hotels, excludes one hotel opened on September 15, 2002 and one hotel acquired on June 1, 2003
(2)	51 hotels, excludes one hotel opened on September 15, 2002
(3)	15 hotels, excludes one hotel acquired on June 1, 2003

Results of Operations

Deferred Recognition of Percentage Lease Revenue under SAB 101

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 provides that a lessor shall defer recognition of contingent rental income in interim periods until specified annual targets that trigger the contingent income are met. The Company reviewed the terms of its Percentage Leases and determined that the provisions of SAB 101 apply to the Company’s revenue recognition on an interim basis, but have no impact on the Company’s annual Percentage Lease revenue recognition or its receipt of interim payments under the Percentage Leases from its Lessees. The Company’s quarterly distributions are based on rent collected or due from the Lessees under the Percentage Leases.

The effect of the application of SAB 101 on the financial statements for the six months ended June 30, 2003 and 2002 was to defer the recognition of Percentage Lease revenue of $7,892,000 and $12,922,000. At June 30, 2003 and 2002, “Deferred rent revenue” of $7,892,000 and $12,922,000, respectively, represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize as Percentage Lease revenue in the third and/or fourth quarters of 2003 or 2002, as appropriate.

Comparison of the Three Months Ended June 30, 2003 (“2003”) to the Three Months Ended June 30, 2002 (“2002”)

Percentage Lease revenue increased by $200,000, or 1%, from $16,749,000 in 2002 to $16,949,000 in 2003. This was due primarily to the increase in base rent as of January 1, 2003 as a result of the increase in the consumer price index during 2002 ($377,000) and the receipt of rent on the Company’s newly developed Residence Inn by Marriott hotel located in Saddle River, NJ ($447,000), partially offset by the reduction in rent from a hotel sold in the third quarter of 2002 ($330,000) and the reduction in Percentage Lease revenue recognized due to the lower level of room revenues at the hotels ($294,000).

In June 2003, the Company acquired a Quality Inn hotel located in Atlantic City, NJ and leased it to a taxable REIT subsidiary (“TRS”). The TRS has entered into a management agreement with an affiliate of the IH Lessee to manage the hotel. The Company recognizes the hotel level operating revenues and expenses related to the hotel. SAB 101 does not affect the revenue recognized for this hotel.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $9,166,000 in the aggregate for 2003 compared with $9,797,000 for 2002. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully-depreciated in 2002 and the elimination of depreciation on a hotel which was sold in the third quarter of 2002, partially offset by the depreciation of renovations completed during 2002 and depreciation on the Saddle River, NJ and the Atlantic City, NJ hotels.

Interest expense for 2003 was $4,400,000 compared with $4,355,000 for 2002. This increase was due primarily to interest expense related to the Company’s development of the Residence Inn by Marriott hotel located in Saddle River, NJ being capitalized in 2002 and expensed in 2003 partially offset by reduced interest expense related to (1) principal reductions on the Company’s amortizing debt, (2) repayment of the entire balance outstanding under the Company’s Line of Credit in the second quarter of 2002 and (3) slight decreases in the interest rates on the Company’s variable rate debt.

Property taxes and insurance increased by $161,000, or 5%, in 2003 compared with 2002. This increase was due primarily to property taxes incurred on the Saddle River, NJ hotel ($60,000) and an increase in insurance premiums ($208,000), partially offset by property taxes expensed in 2002 for a hotel which was sold in the third quarter of 2002 ($55,000).

General and administrative expenses increased by $247,000 in 2003 compared with 2002. This increase was due primarily to an increase in trustee and officer insurance premiums ($89,000), increases in salaries related primarily to the addition of additional personnel ($107,000) and costs incurred in complying with certain Sarbanes-Oxley (and similar) rules ($27,000).

Other charges were $344,000 in 2003 and $263,000 in 2002. This increase was primarily due to an increase in fees and costs incurred in connection with the TRS Transaction ($251,000), partially offset by a decrease in costs related to litigation with a former officer of the Company ($170,000).

Income from discontinued operations increased by $84,000 in 2003 from 2002. This increase was primarily due to depreciation recorded in 2002, which was not present in 2003. When this hotel was classified as “held for sale” in the third quarter of 2002, the Company ceased depreciation of the hotel assets.

Net loss applicable to common shareholders for 2003 was $(4,603,000), or $(0.12) per diluted share, compared with $(5,045,000), or $(0.14) per diluted share, for 2002. This change is due primarily to the factors discussed previously.

Comparison of the Six Months Ended June 30, 2003 (“2003”) to the Six Months Ended June 30, 2002 (“2002”)

Percentage Lease revenue increased by $692,000, or 2%, from $32,881,000 in 2002 to $33,573,000 in 2003. This increase was due primarily to the increase in base rent as of January 1, 2003 as a result of the increase in the consumer price index during 2002 ($754,000) and the receipt of rent on the Company’s newly developed Residence Inn by Marriott hotel located in Saddle River, NJ ($889,000), partially offset by the reduction in rent from a hotel sold in the third quarter of 2002 ($657,000) and the reduction in Percentage Lease revenue recognized due to the lower level of room revenues at the hotels ($294,000). On January 1, 2003 the base rent for each hotel increased by 2.37% (such increase was based on the change in the consumer price index for the previous year) as provided for in the Percentage Leases.

In June 2003, the Company acquired a Quality Inn hotel located in Atlantic City, NJ and leased it to a TRS. The TRS has entered into a management agreement with an affiliate of the IH Lessee to manage the hotel. The Company recognizes the hotel level operating revenues and expenses related to the hotel. SAB 101 does not affect the revenue recognized for this hotel.

Depreciation and Amortization were $18,251,000 in the aggregate for 2003 compared with $20,215,000 for 2002. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully-depreciated in 2002 and the elimination of depreciation on a hotel which was sold in the third quarter of 2002, partially offset by the depreciation of renovations completed during 2002 and depreciation on the Saddle River, NJ and Atlantic City, NJ hotels.

Interest expense for 2003 was $8,715,000 compared with $8,813,000 for 2002. This decrease was due primarily to principal reductions on the Company’s amortizing debt, repayment of the entire balance outstanding under the Company’s Line of Credit in the second quarter of 2002 and slight decreases in the interest rates on the Company’s variable rate debt, partially offset by interest expense related to the Company’s development of the Saddle River, NJ hotel being capitalized in 2002 and expensed in 2003.

Property taxes and insurance decreased by $160,000, or 3%, in 2003 compared with 2002. This decrease was due primarily to the receipt of refunds of prior year taxes paid (or a reduction in the accrual for certain prior year taxes which will be paid in 2003) ($365,000), property taxes expensed in 2002 for a hotel which was sold in the third quarter of 2002 ($110,000) and a reduction in the property taxes on a hotel located in Cook County, IL ($53,000), partially offset by property taxes incurred on the Saddle River, NJ hotel ($120,000) and an increase in insurance premiums ($272,000).

General and administrative expenses increased by $572,000 in 2003 compared with 2002. This increase was due primarily to an increase in franchise taxes paid to certain states ($104,000), an increase in trustee and officer insurance premiums ($146,000), increases in salaries related primarily to the addition of additional personnel ($155,000), increases in trustee fees and expenses ($33,000), costs incurred in complying with certain Sarbanes-Oxley (and similar) rules ($58,000) and increases in legal expenses ($28,000).

Other charges were $999,000 in 2003 and $396,000 in 2002. This increase was primarily due to an increase in fees and costs incurred in connection with the TRS Transaction ($843,000), partially offset by a decrease in costs related to litigation with a former officer of the Company ($240,000).

Income from discontinued operations increased by $154,000 in 2003 from 2002. This increase was primarily due to depreciation recorded in 2002, which was not present in 2003. When this hotel was classified as “held for sale” in the third quarter of 2002, the Company ceased depreciation of the hotel assets.

Net loss applicable to common shareholders for 2003 was $(9,653,000), or $(0.26) per diluted share, compared with $(11,512,000), or $(0.33) per diluted share, for 2002. This change is due primarily to the factors discussed previously.

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

The IH Lessee, which leases 61 of the Company’s hotels, reported a net loss of $1,522,000 for the six months ended June 30, 2003. The IH Lessee borrowed $1,000,000 under its line of credit in March 2003 to meet its operating costs, Percentage Lease obligations and other liquidity needs.

The Summerfield Lessee leases six of the Hotels under Percentage Leases. The obligations of the Summerfield Lessee under its Percentage Leases and related agreements are collateralized by $4,759,220 in irrevocable letters of credit, one of which is pledged to a lender to the Company, and are guaranteed by Wyndham. Wyndham has had significant net losses in recent reporting periods. We believe that Wyndham may be unwilling or unable to meet its guarantee obligations and relies exclusively on the cash flow of the Summerfield Hotels to generate sufficient cash flow to pay rent and satisfy its capital expenditure and other obligations under its Percentage Leases. There can be no assurance that the Summerfield Hotels will generate sufficient cash flow to allow the Summerfield Lessee to meet its obligations under the Percentage Leases. The Company believes that the Summerfield Lessee failed certain performance tests at one or more of the Summerfield Hotels in 2002, which may give rise to certain rights under the Percentage Leases for the effected Summerfield Hotels, possibly including the right to terminate those Percentage Leases. The Company is in discussions with the Summerfield Lessee regarding the Company’s rights under the Percentage Leases and a possible resolution of these matters.

As of August 11, 2003, the Lessees were current in their financial obligations under the Percentage Leases.

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and cash equivalents) at June 30, 2003 and 2002 were $20,114,000 and $23,508,000, including $2,036,000 and $6,050,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $7,675,000 and $9,641,000 at June 30, 2003 and 2002, respectively, that was held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 was $24,473,000 and $27,257,000, respectively. The $2,784,000 decrease was primarily due to the reduction in amounts paid or payable under the Percentage leases for the first half of 2003 versus the first half of 2002.

Net cash used in investing activities was $16,593,000 for the six months ended June 30, 2003. This was comprised primarily of (a) renovations at certain hotels of $12,360,000, (b) net withdrawals of $4,440,000 from certain restricted cash accounts, and (c) the purchase of the Atlantic City, NJ hotel for $8,663,000.

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

Net cash used by financing activities was $18,844,000 for the six months ended June 30, 2003, consisting primarily of (a) principal payments on amortizing debt of $2,258,000, (b) distributions paid of $16,405,000 and (c) loan costs paid of $181,000.

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

Distributions/Dividends

The Company has paid regular distributions on its common shares and Common Units. The 2003 first quarter distribution was $0.08 per common share or unit and the second quarter distribution was $0.03 per common share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividends paid) and the 2003 first and second quarter distributions were each $0.275 per Class B Preferred Unit. Each Class B Preferred Unit may be converted into one Common Unit at the election of the holder. Each Series A Preferred Share is entitled to annual dividends equal to the greater of (i) $2.15624 ($0.53906 payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible (1.4811). The 2003 first and second quarter distribution was $0.53906 per Series A Preferred Share. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company had bank-funding commitments available under the Line of Credit of approximately $125,000,000 at June 30, 2003. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. During the first quarter of 2002, the Company negotiated an amendment to the Line of Credit. This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. In January 2003, the Company obtained an extension of the Line of Credit amendment obtained in the first quarter of 2002, which is effective until December 31, 2003. The Line of Credit matures in July 2004. At June 30, 2003, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the operating environment in 2003 worsens substantially from the Company’s current expectations and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to its shareholders and/or significantly reduce its planned capital expenditures.

The following table summarizes certain information concerning the Company’s debt at June 30, 2003 and 2002:

	2003	2002
Investment in hotels, at cost	$884,841,000	$885,186,000
Debt	234,472,000	238,521,000
Percentage of debt to investment in hotels, at cost	26.5%	26.9%
Percentage of fixed rate debt to total debt	95.7%	95.8%
Weighted average implied interest rates on:
Fixed rate debt	7.54%	7.54%
Variable rate debt	1.25%	1.50%
Total debt	7.27%	7.29%

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

Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the Hotels, such as Marriott’s requirements to substantially upgrade and “refresh” the Company’s Generation 1 Residence Inn by Marriott hotels. Management believes that for the foreseeable future the Company will continue to spend more on capital expenditures than it is required to make available to the Lessees under the Percentage Leases or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include, for any given year, market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2003, management expects to spend between $22 and $25 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to borrow under the Line of Credit.

Related Party Transactions

The Company has entered into a number of ongoing transactions and arrangements that may involve conflicts of interest. For a description of these transactions and arrangements, please see “Risk Factors – Conflicts of Interest and Related Party Transactions” beginning on page R-2 in the 10-K. See also Note 2 to the Company’s financial statements included herein for a description of the TRS Transaction.

Contractual Obligations and Commercial Commitments

There were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the 10-K, except as discussed below.

In connection with the TRS Transaction, the Company has agreed to pay the IH Lessee $5.25 million in cash for the acquisition of the 61 Percentage Leases held by them. In addition, The Company will assume the franchise conversion obligations ($10.73 million) under the Marriott Takeback Transaction. Please see Notes 2 and 8 to the Company’s financial statements included herein.

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

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. Real estate asset values increase or decrease with market conditions. Consequently, FFO may be a useful measure in evaluating the Company’s operating performance by disregarding historical cost depreciation. Additionally, FFO per share targets are used to determine a significant portion of the incentive compensation of the Company’s senior management.

NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in compliance with the NAREIT definition. Therefore, FFO and FFO per share are presented to assist investors in analyzing the performance of the Company. While we believe our calculation of FFO and FFO per share conforms to the NAREIT definition, our method of calculating FFO and FFO per share may be different from methods used by other REITs. Accordingly, the Company’s method of calculating FFO and FFO per share may not be comparable to these other REITs. Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company’s operating performance.

The following presents the Company’s calculations of FFO and FFO per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss applicable to common shareholders	$(4,603)	$(5,045)	$(9,653)	$(11,512)
Depreciation	8,512	9,222	16,969	19,062
Minority interest, common	(144)	(179)	(301)	(418)

Basic FFO	$3,765	$3,998	$7,015	$7,132

Minority interest, preferred	—	—	—	—
Preferred share dividends	—	—	—	—

Diluted FFO	$3,765	$3,998	$7,015	$7,132

Denominator for basic earnings per share	37,387,194	35,109,490	37,386,755	34,754,154
Weighted average:
Common Units	1,167,344	1,268,559	1,167,617	1,275,961

Denominator for basic FFO per share	38,554,538	36,378,049	38,554,372	36,030,115

Denominator for diluted earnings per share	37,466,971	35,272,420	37,428,160	34,900,214
Weighted average
Common Units	1,167,344	1,268,559	1,167,617	1,275,961
Class B Preferred Units	—	—	—	—
Series A Preferred Shares	—	—	—	—

Denominator for diluted FFO per share	38,634,315	36,540,979	38,595,777	36,176,175

Basic FFO per share	$0.10	$0.11	$0.18	$0.20

Diluted FFO per share	$0.10	$0.11	$0.18	$0.20

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws including, without limitation, statements containing the words “estimates,” “projects,” “anticipates”, “should,” “expects” and words of similar import. Such forward-looking statements relate to future events and the future financial performance of the Company and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results or achievements expressed or implied by such forward-looking statements. The Company is not obligated to update any such factors or to reflect the impact of actual future events or developments or such forward-looking statements.

Cautionary statements set forth in reports filed by the Company from time to time with the SEC discuss important factors with respect to such forward-looking statements. These factors include, without limitation, (i) risks that disruptions in oil imports or higher oil prices, widespread health alerts, changes in domestic or international political environments, war, terrorism or similar activity would have results that could negatively affect the travel industry and/or Company in ways and to an extent that cannot be anticipated, (ii) the relative strength and performance of businesses and industries that are important demand generators in the Company’s key markets (e.g., technology, automotive, aerospace, etc.), (iii) international, national, regional and local economic conditions that will, among other things, affect demand for the Company’s hotel rooms and the availability and terms of financing, (iv) the Company’s ability to maintain its properties in competitive condition, (v) the Company’s ability to acquire or develop additional properties and risks that potential acquisitions or developments may not perform in accordance with expectations, (vi) changes in travel patterns, pricing methods and mechanisms (i.e. the increased use of internet reservation channels), or the prevailing means of commerce (i.e., e-commerce), (vii) the complex tax rules that the company must satisfy to qualify as a REIT and (viii) governmental regulation affecting our business (e.g. changes in laws affecting taxes on dividends or other taxes            , compliance with the Americans with Disabilities Act, etc.). Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be attained or that any deviations will not be material.

INNKEEPERS USA TRUST

ITEM 3—QUANTITATIVE AND QUALITATIVE

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

For debt obligations outstanding at June 30, 2003, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$2,298	$4,883	$5,884	$6,399	$27,566	$177,442	$224,472	$224,472
Average Interest Rate	7.57%	7.57%	7.59%	7.59%	8.03%	7.46%	7.54%	–
Variable Rate	–	–	–	–	–	$10,000	$10,000	$10,000
Average Interest Rate	–	–	–	–	–	1.25%	1.25%	–

The table incorporates only those exposures that existed as of June 30, 2003 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

The Company’s Line of Credit, which currently has no outstanding borrowings under it, matures in July 2004. All of our other debt matures in 2007 or thereafter.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

Innkeepers USA Trust

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2003.

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of June 30, 2003, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

Innkeepers Hospitality

Innkeepers Hospitality has advised the Company that Innkeepers Hospitality evaluated, under the supervision and with the participation of Innkeepers Hospitality’s management (including its vice president of accounting), the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2003.

Innkeepers Hospitality has advised the Company that based on this evaluation of such disclosure controls and procedures, Innkeepers Hospitality’s vice president of accounting has concluded that such controls were effective as of June 30, 2003, are operating as designed and will alert him on a timely basis to any material information relating to Innkeepers Hospitality required to be included in the Company’s periodic SEC filings.

INNKEEPERS USA TRUST

PART II—OTHER INFORMATION

ITEM 4 – Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders was held on May 7, 2003 for the following purpose:

•	To elect three Class III trustees to serve on the Company’s Board of Trustees until the Company’s annual meeting of shareholders in 2006 or until their successors have been duly elected and qualified.

Shareholders voted to elect Mr. Jeffrey H. Fisher as a Class III trustee, with 30,517,802 shares voted for Mr. Fisher (4,096,538 votes withheld authority), Mr. Thomas J. Crocker as a Class III trustee, with 33,145,997 shares voted for Mr. Crocker (1,468,344 votes withheld authority), and Mr. Rolf E. Ruhfus as a Class III trustee, with 33,198,218 shares voted for Mr. Ruhfus (1,416,122 votes withheld authority).

ITEM 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

31.1	Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 11, 2003

31.2	Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 11, 2003

31.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated August 11, 2003

32.1	Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 11, 2003

32.2	Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 11, 2003

32.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated August 11, 2003

(b) Reports on Form 8-K – The Company filed with the SEC a Current Report on Form 8-K on May 6, 2003 that contained the Company’s press release on its new method of calculating FFO and FFO per share. The 8-K also contained the Company’s press release announcing the operating results for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

/s/ GREGORY M. FAY
August 11, 2003	Gregory M. Fay Chief Accounting and Administrative Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 11, 2003

31.2	Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated August 11, 2003

31.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated August 11, 2003

32.1	Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 11, 2003

32.2	Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 11, 2003

32.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated August 11, 2003