Form 10-Q
period 2003-09-30
INNKEEPERS USA TRUST/FL
filed 2003-11-06
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of common shares of beneficial interest, $.01 par value, outstanding on November 1, 2003, was 37,563,499.

i

INNKEEPERS USA TRUST

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Investment in hotel properties:
Land and improvements	$104,682	$101,104
Buildings and improvements	657,613	655,373
Furniture and equipment	86,522	104,513
Renovations in process	16,023	828
Hotels held for sale, net	—	2,000

	864,840	863,818
Accumulated depreciation	(183,253)	(180,789)

Net investment in hotel properties	681,587	683,029
Cash and cash equivalents	11,352	21,367
Restricted cash and cash equivalents	10,672	14,151
Due from Lessees	9,811	8,784
Deferred expenses, net	3,083	3,685
Other assets	1,875	3,032

Total assets	$718,380	$734,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$233,347	$236,730
Accounts payable and accrued expenses	6,714	7,700
Distributions payable	3,981	9,000
Deferred rent revenue	10,249	—
Minority interest in Partnership	51,953	52,458

Total liabilities	306,244	305,888

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 4,630,000 shares issued and outstanding	115,750	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,563,499 and 37,483,913 issued and outstanding, respectively	376	375
Additional paid-in capital	393,513	393,259
Unearned compensation	(1,269)	(1,036)
Distributions in excess of earnings	(96,234)	(80,188)

Total shareholders’ equity	412,136	428,160

Total liabilities and shareholders’ equity	$718,380	$734,048

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Revenue:
Percentage Lease revenue	$20,465	$21,638	$54,038	$54,519
Hotel operating revenue	1,381	—	1,739	—
Other revenue	81	170	319	441

Total revenue	21,927	21,808	56,096	54,960

Expenses:
Depreciation	8,523	8,973	25,492	27,879
Amortization of franchise costs	19	14	50	42
Ground rent	126	124	376	368
Interest expense	4,378	4,212	13,093	13,025
Amortization of loan origination fees	270	287	807	895
Hotel operating expenses	821	—	1,057	—
Property taxes and insurance	3,275	3,044	9,482	9,411
General and administrative (excluding amortization of unearned compensation)	1,256	796	3,874	2,842
Amortization of unearned compensation	356	337	1,070	1,010
Other charges	557	91	1,556	487

Total expenses	19,581	17,878	56,857	55,959

Income (loss) before minority interest	2,346	3,930	(761)	(999)
Minority interest, common	35	5	336	423
Minority interest, preferred	(1,069)	(1,069)	(3,205)	(3,205)

Income (loss) from continuing operations	1,312	2,866	(3,630)	(3,781)
Discontinued operations	52	(1,512)	333	(1,385)
Gain on sale of hotel	—	530	—	530

Net income (loss)	1,364	1,884	(3,297)	(4,636)
Preferred share dividends	(2,496)	(2,496)	(7,488)	(7,488)

Net loss applicable to common shareholders	$(1,132)	$(612)	$(10,785)	$(12,124)

Earnings (loss) per share data:
Basic-continuing operations	$(0.03)	$0.01	$(0.30)	$(0.32)

Basic	$(0.03)	$(0.02)	$(0.29)	$(0.34)

Diluted-continuing operations	$(0.03)	$0.01	$(0.30)	$(0.32)

Diluted	$(0.03)	$(0.02)	$(0.29)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Nine months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,297)	$(4,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,419	30,034
Minority interests	2,869	2,782
Deferred rent revenue	10,249	14,995
Loss (gain) on sale of hotel	57	(530)
Loss on hotel classified as held for sale	—	1,599
Changes in operating assets and liabilities:
Due from Lessees	(1,027)	(999)
Other assets	1,157	1,278
Accounts payable and accrued expenses	(986)	1,283

Net cash provided by operating activities	36,441	45,806

Cash flows from investing activities:
Investment in hotel properties	(26,097)	(27,975)
Proceeds from sale of hotel	1,990	12,280
Payments for initial franchise fees	(10)	(69)
Net withdrawals from restricted cash accounts	3,479	3,605

Net cash used by investing activities	(20,638)	(12,159)

Cash flows from financing activities:
Proceeds from debt issuance	—	4,000
Payments on debt	(3,383)	(27,390)
Distributions paid to unit holders	(3,520)	(3,421)
Distributions paid to shareholders	(17,615)	(13,609)
Redemption of shares and units	(1,055)	(236)
Proceeds from issuance of common shares	—	24,926
Loan origination fees and costs paid	(245)	(266)

Net cash used by financing activities	(25,818)	(15,996)

Net increase (decrease) in cash and cash equivalents	(10,015)	17,651
Cash and cash equivalents at beginning of period	21,367	5,077

Cash and cash equivalents at end of period	$11,352	$22,728

Supplemental cash flow information:
Interest paid	$13,128	$13,065

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1.	Organization

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at September 30, 2003, owned 67 hotels with an aggregate of 8,311 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”).

At September 30, 2003, the Company leased 60 of the Hotels to Innkeepers Hospitality, Inc. (or other entities under common control, collectively the “IH Lessee”) and six of the Hotels to affiliates of Wyndham International, Inc. (the “Summerfield Lessee” and, together with the IH Lessee, the “Lessees”) pursuant to leases (“Percentage Leases”), each of which provides for rent (“Percentage Rent”) based on a fixed percentage of annual room revenue below, plus a higher fixed percentage of annual room revenue in excess of, a specified dollar amount (“Threshold”), subject to a minimum annual base rent (“Base Rent”). Base Rent and the Threshold under each Percentage Lease increase each year based on the increase in the Consumer Price Index for the previous year. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Lessee. Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham International, Inc. (“Wyndham”).

At September 30, 2003, one of the Company’s hotels was leased to a taxable REIT subsidiary of the Company and managed by an affiliate of the IH Lessee. The revenues and expenses related to this hotel are included in the accompanying statements of operations under the captions “hotel operating revenues” and “hotel operating expenses.”

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

In June 2003, the Company purchased a Quality Inn hotel located in Atlantic City, NJ for $8,600,000. The Company anticipates closing the hotel in the third quarter of 2004 and beginning renovations to enable the Company to convert the hotel to the Courtyard by Marriott brand. The Company currently believes that the renovation will cost approximately $9,000,000 and will be completed in the second quarter of 2005. The Company anticipates funding the renovation costs from available cash or borrowings under the Line of Credit.

In June 2003, the Company granted 195,000 restricted shares to officers of the Company under the 1994 Plan. A certain number of the restricted shares vest upon the attainment of certain annual performance targets and any unvested restricted shares will vest on January 1, 2007. The weighted average grant date fair value of the restricted shares granted was $6.50.

In August 2003, the Company agreed to acquire from the IH Lessee all of the Percentage Leases for the 60 Hotels leased to the IH Lessee (the “TRS Transaction”). The Company has formed wholly owned taxable REIT subsidiaries (“TRS”) to acquire the hotel leases for an aggregate purchase price of $5.25 million in cash and the TRS will simultaneously enter into long-term management agreements with an affiliate of the IH Lessee to operate the hotels. The $5.25 million cash payment, when made, will be capitalized and amortized over the life of the related management agreement (i.e., 10 years). The primary terms of the new management agreements are as follows:

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

In connection with the TRS Transaction, the Company will assume the franchise conversion fee obligations of the IH Lessee under the Marriott Takeback Transaction, as described in Note 8. These franchise conversion fee obligations will be recorded as a liability (“franchise conversion fee obligations”) at their estimated fair value on the date of acquisition. The estimated fair value of the franchise conversion fee obligations will be calculated as the present value of (1) the additional 1½% franchise fee payable to Marriott for the first ten years of the new franchise agreements for the 17 affected hotels and (2) the annual $850,000 Conversion Fee payable to Marriott for the first ten years of the new franchise agreements for the 17 affected hotels. The franchise conversion fee obligations liability is estimated to be approximately $10.73 million and will be reduced using the effective interest method as payments are made to Marriott (interest will be imputed at the rate of 7% per annum). The Company will also recognize a “deferred franchise conversion fees” asset in the same amount as the liability described above, which will be amortized over the initial term of the management agreements with the affiliate of the IH Lessee (i.e., 10 years) using the straight-line method.

The Company anticipates closing on the purchase of 23 Percentage Leases from the IH Lessee in the fourth quarter of 2003 or the first quarter of 2004. The purchase of the remaining Percentage Leases is anticipated to close later in 2004.

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

If the Company had recognized compensation cost for options granted to employees and trustees based on the “fair value” method, the Company would have recognized compensation cost of less than $75,000 for the nine months ended September 30, 2003 and 2002. This would have reduced net income (loss) available to common shareholders per share by less than $0.01 in each of these periods.

4.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Numerator:
Income (loss) from continuing operations	$1,312	$2,866	$(3,630)	$(3,781)
Preferred share dividends	(2,496)	(2,496)	(7,488)	(7,488)

Income (loss) applicable to common shareholders from continuing operations	(1,184)	370	(11,118)	(11,269)
Gain on sale of hotel	—	530	—	530
Discontinued operations	52	(1,512)	333	(1,385)

Net loss applicable to common shareholders	$(1,132)	$(612)	$(10,785)	$(12,124)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	37,387,302	37,054,839	37,386,938	35,529,476
Effect of dilutive securities:
Share options	1,501	724	593	22,201
Restricted shares	141,639	112,050	74,723	112,763

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	37,530,442	37,167,613	37,462,254	35,664,440

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Earnings (loss) per share data:
Basic-continuing operations	$(0.03)	$0.01	$(0.30)	$(0.32)
Basic-gain on sale of hotel	—	0.01	—	0.01
Basic-discontinued operations	—	(0.04)	0.01	(0.04)

Basic	$(0.03)	$(0.02)	$(0.29)	$(0.34)

Diluted-continuing operations	$(0.03)	$0.01	$(0.30)	$(0.32)
Basic-gain on sale of hotel	—	0.01	—	0.01
Diluted-discontinued operations	—	(0.04)	0.01	(0.04)

Diluted	$(0.03)	$(0.02)	$(0.29)	$(0.34)

The conversion of Common Units into common shares would have no effect on earnings (loss) per share. The conversion of the Series A Preferred Shares, the Class B Preferred Units and 1,345,500 outstanding options are anti-dilutive (i.e., assuming that they were converted into common shares would reduce the loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share. For the periods where a loss was incurred, the denominator used for calculating diluted earnings (loss) per share is the same as the denominator for basic earnings per share.

5.	Other Charges

Other charges for the three and nine months ended September 30, 2003 and 2002 include the following (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Legal fees	—	$90	—	$372
Litigation settlement	$18	—	$60	—
Advisory services	267	1	872	115
TRS transaction costs	272	—	624	—

	$557	$91	$1,556	$487

The legal fees and litigation settlement are related to litigation with a former Company officer (see Note 7). The advisory services and TRS transaction costs are related to the TRS Transaction (see Note 2).

6.	Discontinued Operations

In 2002, the Company adopted the provisions of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the third quarter of 2002, the Company classified one of its hotel properties as “held for sale.” The results of operations from this hotel are classified as discontinued operations in the accompanying statements of operations. The previously reported 2002 results of operations have been reclassified to reflect the classification of this hotel as held for sale. As a result of the held for sale classification, the Company reduced the carrying value of this hotel to its estimated fair value (less costs to sell) and recognized a loss of $3,713,000 in 2003 ($1,599,000 was recognized in the third quarter of 2003 and $2,114,000 was recognized in the fourth quarter of 2003). The Company completed the sale of this hotel in September 2003 (gross proceeds were $2,050,000) and recognized an additional loss of $57,000.

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Percentage Lease revenue	$123	$ 159	$450	$ 479
Depreciation	—	(52)	—	(208)
Property taxes and insurance	(14)	(20)	(60)	(57)
Loss on sale of hotel	(57)	—	(57)	—
Loss recognized upon classification of hotel as “held for sale”	—	(1,599)	—	(1,599)

	$ 52	$(1,512)	$333	$(1,385)

7.	Litigation Settlement

In May 2000, the Company’s former Chief Operating Officer (who is a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher. The suit alleged that he was wrongfully terminated by the Company in breach of his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee. In September 2003, the defendants entered into a settlement agreement with the plaintiff. Under the settlement agreement, (a) the Company paid the plaintiff $3.0 million in cash (which included the purchase of 121,071 common shares from the plaintiff for $8.708 per share) on September 30, 2003, (b) the IH Lessee agreed to pay the plaintiff $0.5 million in cash, and (c) Mr. Fisher agreed to pay the plaintiff $1.5 million in cash and to issue the plaintiff a promissory note in the amount of $3.0 million (for the purchase of the plaintiff’s equity interest in the IH Lessee). The litigation was dismissed against the Company when it made the payments described above, and will be dismissed against the IH Lessee when it makes the payment and delivers the promissory note described above (see Note 4 to the IH Lessee financial statements). The Company recognized an expense of $2.9 million in the fourth quarter of 2002 and an additional expense of $60,000 in 2003 related to this settlement.

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

Under the Marriott Takeback Transaction, the IH Lessee assumed the management of four hotels from Marriott on March 28, 2003, six hotels on April 25, 2003, six hotels on July 18, 2003 and one hotel on July 25, 2003. As of July 25, 2003, the IH Lessee managed all of the Hotels it leases from the Company.

In the first quarter of 2003, the Company commenced renovations at its Hampton Inn – Norcross, GA hotel that required a substantial number of rooms be taken out of service. The Company compensated the IH lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by $110,000 in the first quarter of 2003.

The Company and the IH Lessee are replacing the majority of their corporate information technology (“IT”) infrastructure. The total cost of the new IT infrastructure is currently estimated to be approximately $1.0 million, which will initially be funded by the Company. Upon completion, the Company and the IH Lessee will enter into a cost sharing agreement related to their IT department that is intended to fairly allocate the costs of forming, operating and maintaining the IT function between the Company and the IH Lessee.

The Company and the IH Lessee have also combined their purchasing departments. The Company added two IH Lessee employees to its payroll and now the Company is responsible for the purchasing duties for both companies. The IH Lessee pays the Company a $200 per month per hotel purchasing fee for its services, which fee is intended to reimburse the Company for the costs assumed from the IH Lessee in connection with the combination of the departments.

See Note 2 for a description of the TRS Transaction.

9.	Contingency

In the first quarter of 2003, the Company formed several taxable REIT subsidiaries in anticipation of the TRS Transaction with the IH Lessee. However, the Company inadvertently failed to file certain taxable REIT subsidiary elections with the Internal Revenue Service on a timely basis. Applicable Treasury Department regulations provide a procedure under which a late filing of such elections will be excused, provided that the taxpayer has acted in good faith. The Company has submitted a formal request to the Internal Revenue Service (the “IRS”) requesting such relief. Although the failure to receive such relief could result in a loss of the Company’s REIT status, the Company believes, based on (i) a review by its outside counsel of the applicable regulations and certain private letter rulings issued by the IRS granting relief to other taxpayers on generally comparable facts and (ii) informal discussions with the IRS, that it is highly likely that such relief will be granted. Accordingly, the Company believes that the risk of any material tax liability arising from the late filing of the elections is remote.

10.	Recently Issued Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. In October 2003, the FASB issued FIN 46-6, which deferred the implementation until after the fourth quarter of 2003 for entities created prior to January 31, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

Innkeepers Hospitality

Combined Balance Sheets

(in thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,297	$12,490
Marketable securities	2,844	2,549
Accounts receivable, net	5,825	3,263
Prepaid expenses	430	679

Total current assets	21,396	18,981
Other assets	267	255

Total assets	$21,663	$19,236

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,396	$3,366
Accrued expenses	8,225	4,835
Accrued litigation settlement	456	5,475
Payable to Manager	1,751	2,451
Due to Partnership	9,111	8,210

Total current liabilities	21,939	24,337
Line of credit	1,000	—
Other long-term liabilities	860	860

Total liabilities	23,799	25,197

Shareholders’ deficit:
Common shares, $1 par value, 9,000 shares authorized, issued and outstanding	9	9
Additional paid-in capital	4,805	1,160
Unrealized loss on marketable securities	(599)	(894)
Retained deficit	(6,351)	(6,236)

Total shareholders’ deficit	(2,136)	(5,961)

Total liabilities and shareholders’ deficit	$21,663	$19,236

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Operations

(in thousands)

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Gross operating revenue:
Rooms	$45,973	$47,240	$129,230	$138,230
Food and beverage	72	59	216	190
Telephone	621	798	1,846	2,605
Other	1,039	835	2,364	2,621

Gross operating revenue	47,705	48,932	133,656	143,646
Departmental expenses:
Rooms	9,723	10,409	27,972	30,286
Food and beverage	73	76	227	222
Telephone	361	415	1,120	1,255
Other	457	369	1,043	1,145

Total departmental profit	37,091	37,663	103,294	110,738

Unallocated operating expenses:
General and administrative	4,034	3,784	11,588	11,173
Franchise and marketing fees	3,687	3,083	9,519	9,033
Advertising and promotions	2,383	2,580	6,825	7,656
Utilities	2,358	2,173	6,617	6,198
Repairs and maintenance	2,681	2,450	7,416	6,985
Management fees	72	693	609	2,092

Total unallocated operating expenses	15,215	14,763	42,574	43,137

Gross profit	21,876	22,900	60,720	67,601
Insurance	(323)	(331)	(1,182)	(1,067)
Lessee overhead	(884)	(1,119)	(2,919)	(3,755)
Litigation settlement	1,569	—	1,569	—
Percentage lease expense	(20,536)	(21,326)	(58,008)	(62,637)

Net income	1,702	124	180	142
Other comprehensive income—unrealized gain (loss) on marketable securities	504	(454)	295	(485)

Comprehensive income (loss)	$2,206	$(330)	$475	$(343)

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Cash Flows

(in thousands)

	Nine months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$180	$142
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	30	49
Litigation settlement	(1,569)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,562)	(3,424)
Prepaid expenses	249	148
Accounts payable	(970)	306
Accrued expenses	3,390	(234)
Payable to Manager	(700)	2,947
Due to Partnership	901	666

Net cash provided (used) by operating activities	(1,051)	600

Cash flows from investing activities:
Repayment of advances from Partnership	—	(44)
Purchase of equipment	(42)	(50)

Net cash used by investing activities	(42)	(94)

Cash flows from financing activities:
Advance under line of credit	1,000	—
Paid-in capital	195	—
Advances or distributions to shareholder	(295)	(812)

Net cash provided (used) by financing activities	900	(812)

Net decrease in cash and cash equivalents	(193)	(306)
Cash and cash equivalents at beginning of period	12,490	15,221

Cash and cash equivalents at end of period	$12,297	$14,915

Supplemental cash flow information:
Interest paid	—	—

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Notes to Combined Financial Statements

1.	Organization

Innkeepers Hospitality, Inc. and other entities under common control (collectively “IH” or the “IH Lessee”) are controlled by Jeffrey H. Fisher and were formed primarily to lease and operate hotels owned by the Company. Mr. Fisher is the Chief Executive Officer, President and Chairman of the Board of Trustees of the Company. The IH Lessee leased and operated 60 hotels (the “IH Leased Hotels”) from the Company at September 30, 2003. An affiliate of the IH Lessee also operates one hotel owned by the Company under a management agreement with a taxable REIT subsidiary of the Company.

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

The IH Lessee currently estimates that 19 of the IH Leased Hotels will pay only the minimum Base Rent in 2003. The remaining IH Leased Hotels are expected to pay Percentage Rent that is in excess of the minimum Base Rent.

The IH Lessee recognizes Percentage Rent as Percentage Lease expense for a hotel prior to the achievement of the annual Threshold (using in the calculation a prorated portion of the Threshold based on how much of the year has elapsed) when it is probable that the Threshold will be exceeded for the full year. Additionally, the IH Lessee recognizes Base Rent as Percentage Lease expense for a hotel to the extent that Base Rent exceeds the calculated Percentage Lease payments (using in the calculation a prorated portion of the Threshold based on how much of the year has elapsed). This generally results in the recognition of Percentage Lease expense in an amount equal to the payments required under the terms of the Percentage Leases.

3.	Lessee Overhead

Lessee overhead for the three and nine months ended September 30, 2003 and 2002 include the following (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Gross Lessee overhead	$1,442	$1,408	$3,863	$4,321
Interest income	(35)	(89)	(132)	(241)
Other income	(310)	(200)	(433)	(325)
Management fee income	(219)	—	(396)	—
Interest expense	6	—	17	—

	$884	$1,119	$2,919	$3,755

4.	Litigation Settlement

In May 2000, the IH Lessee’s former president (who is a minority shareholder in certain of the IH Lessee entities and a former officer in the Company) filed suit against the IH Lessee, the Company and Mr. Fisher. The suit alleged that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, was wrongfully terminated by the Company under his employment contract with the Company, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the IH Lessee and the Company.

Under the terms of a preliminary settlement agreement reached in December 2002, Mr. Fisher agreed to pay the plaintiff $1.0 million for his equity interests in the IH Lessee and the IH Lessee agreed to pay the plaintiff a total of $5.9 million, which was accrued and recognized as a litigation settlement expense. In conjunction with the preliminary settlement agreement, Mr. Fisher advanced the plaintiff $0.1 million and the IH Lessee advanced the plaintiff $0.4 million.

The preliminary settlement agreement discussed above expired earlier in 2003. In September 2003, the defendants entered into a final settlement agreement with the plaintiff. In addition to the cash advances described above, under the settlement agreement, (a) the Company paid the plaintiff $3.0 million in cash (which included the purchase of 121,071 common shares from the plaintiff for $8.708 per share) on September 30, 2003, (b) the IH Lessee agreed to pay the plaintiff $0.5 million in cash, and (c) Mr. Fisher agreed to pay the plaintiff $1.5 million in cash and to issue the plaintiff a promissory note in the amount of $3.0 million (for the purchase of the plaintiff’s equity interest in the IH Lessee). Under the settlement agreement, the IH Lessee and Mr. Fisher are required to pay the plaintiff the cash portion of the settlement and issue the promissory note to the plaintiff by the earlier to occur of (i) the first closing under the TRS Transaction (described in Note 6) or (ii) December 31, 2004. The promissory note will (1) bear interest at the prime rate, (2) be guaranteed by Mr. Fisher and any hotel management or leasing entities in which he has more than a 50% ownership interest, (3) fully amortize over its term with monthly payments beginning on February 1, 2005, (4) mature on December 31, 2015 and (5) be collateralized by the management fees to be paid to an affiliate of the IH Lessee by the Company after the completion of the TRS Transaction. The litigation was dismissed against the Company when it made the payments described above, and will be dismissed against the IH Lessee when it makes the payment and delivers the promissory note described above.

As a result of the revisions to the preliminary settlement agreement reached in December 2002, the accrued litigation settlement liability has been reduced to the final settlement amount of $0.5 million resulting in a $1.6 million reversal of amounts previously accrued that will not be paid under the final settlement agreement and a $3.5 million reclassification to paid-in capital for amounts previously accrued that have been assumed by Mr. Fisher.

5.	Line of Credit

The IH Lessee established a $1,000,000 line of credit that is collateralized by 247,450 common shares and 20,500 preferred shares of the Company owned by the IH Lessee and guaranteed by Mr. Fisher. The line of credit matures on December 24, 2004 and bears interest at LIBOR plus 190 basis points. The IH Lessee may borrow up to 50% of the then-current market value of the pledged common and preferred shares. However, if the borrowing to market value ratio at any time exceeds 60%, the IH Lessee is required to repay borrowings to bring the borrowing to market value ratio below 50%. In March 2003, the IH Lessee borrowed $1,000,000 under the line of credit.

6.	Related Party Transactions

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

In August 2003, the IH Lessee agreed to sell to the Company all of the Percentage Leases for the 60 Hotels leased from the Company (the “TRS Transaction”). The aggregate selling price is $5.25 million in cash and TRS of the Company will simultaneously enter into long-term management agreements with an affiliate of the IH Lessee to operate the hotels. The primary terms of the new management agreements are as follows:

•	Base management fee of 3% of gross revenues.

•	Accounting services fee of $750 per hotel per month.

•	Incentive management fee of 50% of hotel available cash flow. Available cash flow is gross revenues less hotel operating expenses (including franchise fees), the base management fees, the accounting services fee and Percentage Lease rent (paid by the TRS to the Company).

•	Initial term of 10 years (with two five-year extension options).

The IH Lessee anticipates closing on the sale of 23 Percentage Leases to the Company in the fourth quarter of 2003 or the first quarter of 2004. The sale of the remaining Percentage Leases is anticipated to close later in 2004.

The Company and the IH Lessee are replacing the majority of their corporate information technology (“IT”) infrastructure. The total cost of the new IT infrastructure is currently estimated to be approximately $1.0 million, which will initially be funded by the Company. Upon completion, the Company and the IH Lessee will enter into a cost sharing agreement related to their IT department that is intended to fairly allocate the costs of forming, operating and maintaining the IT function between the Company and the IH Lessee.

The Company and the IH Lessee have also combined their purchasing departments. The Company added two IH Lessee employees to its payroll and now the Company is responsible for the purchasing duties for both companies. The IH Lessee pays the Company a $200 per month per hotel purchasing fee for its services, which fee is intended to reimburse the Company for the costs assumed from the IH Lessee in connection with the combination of the departments.

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

The following chart sets forth certain information with respect to the Hotels at September 30, 2003:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	45	5,401
Summerfield Suites by Wyndham	5	650
Sunrise Suites	1	96

	51	6,147

Mid-Priced
Hampton Inn	12	1,526
Courtyard by Marriott	1	136
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204
Quality Inn (Note 1)	1	203

	16	2,164

	67	8,311

Note	1: The Company intends to renovate this hotel and convert it to a Courtyard by Marriott hotel.

Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for 66 of the Hotels are presented in the following table.

	Three Months Ended September 30,		Percentage increase	Nine months Ended September 30,		Percentage increase (decrease)
	2003	2002	(decrease)	2003	2002
Portfolio (1)
ADR	$91.43	$95.78	(4.5)%	$91.32	$95.75	(4.6)%
Occupancy	74.8%	74.7%	0.3	70.9%	73.3%	(3.3)
RevPAR	$68.42	$71.50	(4.3)	$64.72	$70.13	(7.7)
By Segment
Upscale Extended-Stay Hotels (2)
ADR	$93.98	$98.35	(4.4)	$93.53	$97.95	(4.5)
Occupancy	79.2%	79.2%	0.0	74.3%	77.3%	(3.8)
RevPAR	$74.40	$77.87	(4.5)	$69.53	$75.70	(8.2)
Mid-Priced Hotels (3)
ADR	$81.43	$85.54	(4.8)	$83.01	$87.25	(4.9)
Occupancy	61.6%	60.8%	1.3	60.3%	61.0%	(1.1)
RevPAR	$50.19	$52.03	(3.5)	$50.07	$53.20	(5.9)

(1)	66 hotels, excludes one hotel acquired on June 1, 2003 and one hotel sold on September 9, 2003
(2)	51 hotels, excludes one hotel sold on September 9, 2003
(3)	15 hotels, excludes one hotel acquired on June 1, 2003

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

The effect of the application of SAB 101 on the financial statements for the nine months ended September 30, 2003 and 2002 was to defer the recognition of Percentage Lease revenue of $10,249,000 and $14,955,000. At September 30, 2003 and 2002, “Deferred rent revenue” of $10,249,000 and $14,955,000, respectively, represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company expects to recognize (or, for 2002, recognized) as Percentage Lease revenue in the fourth quarter.

Comparison of the Three Months Ended September 30, 2003 (“2003”) to the Three Months Ended September 30, 2002 (“2002”)

Percentage Lease revenue decreased by $1,173,000, or 5%, from $21,638,000 in 2002 to $20,465,000 in 2003. This was due primarily to the reduction in rent from a hotel sold in the third quarter of 2002 ($185,000) and the reduction in Percentage Lease revenue recognized due to the lower level of room revenues at the hotels ($2,100,000), partially offset by the increase in base rent as of January 1, 2003 as a result of the increase in the consumer price index during 2002 ($377,000) and the receipt of rent on the Company’s newly developed Residence Inn by Marriott hotel located in Saddle River, NJ ($735,000).

In June 2003, the Company acquired a Quality Inn hotel located in Atlantic City, NJ and leased it to a taxable REIT subsidiary (“TRS”). The TRS has entered into a management agreement with an affiliate of the IH Lessee to manage the hotel. The Company recognizes the hotel level operating revenues and expenses related to the hotel. SAB 101 does not affect the revenue recognized for this hotel.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $9,168,000 in the aggregate for 2003 compared with $9,611,000 for 2002. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully-depreciated in 2002, partially offset by the depreciation of renovations completed during 2002 and depreciation on the Saddle River, NJ and Atlantic City, NJ hotels.

Interest expense for 2003 was $4,378,000 compared with $4,212,000 for 2002. This increase was due primarily to interest expense related to the Company’s development of the Residence Inn by Marriott hotel located in Saddle River, NJ being capitalized in 2002 and expensed in 2003 partially offset by reduced interest expense related to principal reductions on the Company’s amortizing debt and a slight decrease in the interest rates on the Company’s variable rate debt.

Property taxes and insurance increased by $231,000, or 8%, in 2003 compared with 2002. This increase was due primarily to property taxes incurred on the Saddle River, NJ hotel ($61,000), property taxes incurred on the Atlantic City, NJ hotel ($58,000), and the receipt of refunds of prior year taxes paid (or a reduction in the accrual for certain prior year taxes) related to two hotels located in Cook County, IL recorded in 2002 ($141,000).

General and administrative expenses increased by $460,000 in 2003 compared with 2002. This increase was due primarily to an increase in trustee and officer insurance premiums ($90,000), increases in salaries and benefits related primarily to additional personnel ($124,000), an increase in trustee fees and expenses related to meetings held in conjunction with the TRS Transaction ($44,000), a reduction in certain prior year franchise tax accruals in 2002 ($105,000) and costs incurred in complying with certain Sarbanes-Oxley (and similar) rules ($22,000).

Other charges increased by $466,000 to $557,000 in 2003 from $91,000 in 2002. This increase was primarily due to an increase in fees and costs incurred in connection with the TRS Transaction ($538,000), partially offset by a decrease in costs related to litigation with a former officer of the Company ($72,000).

Income from discontinued operations increased by $1,564,000 from a loss of $1,512,000 in 2002 to income of $52,000 in 2003. This increase was primarily due to the impairment charge recorded in 2002 related to the Company’s classification of a hotel as “held for sale.” This hotel was sold during the third quarter of 2003.

Net loss applicable to common shareholders for 2003 was $(1,132,000), or $(0.03) per diluted share, compared with $(612,000), or $(0.02) per diluted share, for 2002. This change is due primarily to the factors discussed previously.

Comparison of the Nine months Ended September 30, 2003 (“2003”) to the Nine months Ended September 30, 2002 (“2002”)

Percentage Lease revenue decreased by $481,000, or 1%, from $54,519,000 in 2002 to $54,038,000 in 2003. This decrease was due primarily to the reduction in rent from a hotel sold in the third quarter of 2002 ($841,000) and the reduction in Percentage Lease revenue recognized due to the lower level of room revenues at the hotels ($2,395,000), partially offset by the increase in base rent as of January 1, 2003 as a result of the increase in the consumer price index during 2002 ($1,131,000) and the receipt of rent on the Company’s newly developed Residence Inn by Marriott hotel located in Saddle River, NJ ($1,624,000). On January 1, 2003 the base rent for each hotel increased by 2.37% (such increase was based on the change in the consumer price index for the previous year) as provided for in the Percentage Leases.

In June 2003, the Company acquired a Quality Inn hotel located in Atlantic City, NJ and leased it to a TRS. The TRS has entered into a management agreement with an affiliate of the IH Lessee to manage the hotel. The Company recognizes the hotel level operating revenues and expenses related to the hotel. SAB 101 does not affect the revenue recognized for this hotel.

Depreciation and Amortization were $27,419,000 in the aggregate for 2003 compared with $29,826,000 for 2002. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully-depreciated in 2002 and the elimination of depreciation on a hotel which was sold in the third quarter of 2002, partially offset by the depreciation of renovations completed during 2002 and depreciation on the Saddle River, NJ and Atlantic City, NJ hotels.

Interest expense for 2003 was $13,093,000 compared with $13,025,000 for 2002. This increase was due primarily to interest expense related to the Company’s development of the Saddle River, NJ hotel being capitalized in 2002 and expensed in 2003, partially offset by principal reductions on the Company’s amortizing debt, repayment of the entire balance outstanding under the Company’s Line of Credit in the second quarter of 2002 and a slight decrease in the interest rates on the Company’s variable rate debt.

Property taxes and insurance increased by $71,000, or 1%, in 2003 compared with 2002. This increase was due primarily to property taxes incurred on the Saddle River, NJ hotel ($181,000), property taxes incurred on the Atlantic City, NJ hotel ($77,000) and an increase in insurance premiums ($263,000), partially offset by the receipt of refunds of prior year taxes paid (or a reduction in the accrual for certain prior year taxes) related to two hotels located in Cook County, IL recorded in 2002 ($224,000), property taxes expensed in 2002 for a hotel which was sold in the third quarter of 2002 ($125,000) and a reduction in the 2003 property taxes on a hotel located in Cook County, IL ($75,000).

General and administrative expenses increased by $1,032,000 in 2003 compared with 2002. This increase was due primarily to an increase in franchise taxes paid to certain states ($209,000), an increase in trustee and officer insurance premiums ($236,000), increases in salaries and benefits related primarily to additional personnel ($256,000), increases in trustee fees and expenses related to meetings held in conjunction with the TRS Transaction ($77,000), costs incurred in complying with certain Sarbanes-Oxley (and similar) rules ($80,000) and increases in legal expenses ($44,000).

Other charges increased by $1,069,000 to $1,556,000 in 2003 from $487,000 in 2002. This increase was primarily due to an increase in fees and costs incurred in connection with the TRS Transaction ($1,381,000), partially offset by a decrease in costs related to litigation with a former officer of the Company ($312,000).

Income from discontinued operations increased by $1,718,000 from a loss of $1,385,000 in 2002 to income of $333,000 in 2003. This increase was primarily due to the impairment charge recorded in 2002 related to the Company’s classification of a hotel as “held for sale” and due to depreciation recorded in 2002, which was not present in 2003. When this hotel was classified as “held for sale” in the third quarter of 2002, the Company ceased depreciation of the hotel assets.

Net loss applicable to common shareholders for 2003 was $(10,785,000), or $(0.29) per diluted share, compared with $(12,124,000), or $(0.34) per diluted share, for 2002. This change is due primarily to the factors discussed previously.

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

The IH Lessee, which leases 60 of the Company’s hotels, reported a net loss of $1,389,000 for the nine months ended September 30, 2003. The IH Lessee’s obligations under its Percentage Leases are uncollateralized and we believe that IH Lessee relies on the cash flow of the IH Leased Hotels to generate sufficient cash flow to pay rent to the Company. There can be no assurance that the IH Leased Hotels will generate sufficient cash flow to allow the IH Lessee to meet its obligations under the Percentage Leases.

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

As of November 3, 2003, the Lessees were current in their financial obligations under the Percentage Leases.

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and cash equivalents) at September 30, 2003 and 2002 were $22,024,000 and $38,261,000, including $2,082,000 and $6,435,000, respectively, which the Company is required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $8,590,000 and $9,098,000 at September 30, 2003 and 2002, respectively, that was held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 was $36,441,000 and $45,806,000, respectively. The $9,365,000 decrease was primarily due to the reduction in amounts paid or payable under the Percentage leases for 2003 versus 2002 ($5,227,000) and the payment of $2.0 million under the litigation settlement discussed in Note 7 to the Company’s financial statements.

Net cash used in investing activities was $20,638,000 for the nine months ended September 30, 2003. This was comprised primarily of (a) renovations at certain hotels of $17,434,000 and (b) the purchase of the Atlantic City, NJ hotel for $8,663,000, partially offset by (i) the net proceeds from the sale of the Residence Inn by Marriott hotel located in Winston Salem, NC of $1,990,000 and (ii) net withdrawals of $3,479,000 from certain restricted cash accounts.

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

Net cash used by financing activities was $25,818,000 for the nine months ended September 30, 2003, consisting primarily of (a) principal payments on amortizing debt of $3,383,000, (b) distributions paid of $21,135,000, (c) the purchase of 121, 071 common shares (at $8.708 per share) for $1,055,000 in connection with the litigation settlement discussed in Note 7 to the Company’s financial statements and (d) loan costs paid of $245,000.

Net cash used by financing activities was $15,996,000 for the nine months ended September 30, 2002, consisting primarily of (a) distributions paid of $17,030,000; (b) the redemption of 22,909 Common Units in the Partnership for $236,000; (c) loan costs paid of $266,000; (d) net repayments on the Line of Credit of $21,000,000; and (e) principal payments on amortizing debt of $2,390,000, which were partially offset by net proceeds of $24,926,000 from the issuance of 2,600,000 common shares.

Distributions/Dividends

The Company has paid regular distributions on its common shares and Common Units. The 2003 first quarter distribution was $0.08 per common share or unit and the second and third quarter distributions were each $0.03 per common share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividends paid) and the 2003 first, second and third quarter distributions were each $0.275 per Class B Preferred Unit. Each Class B Preferred Unit may be converted into one Common Unit at the election of the holder. Each Series A Preferred Share is entitled to annual dividends equal to the greater of (i) $2.15624 ($0.53906 payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible (1.4811). The 2003 first, second and third quarter distributions were each $0.53906 per Series A Preferred Share. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company had bank-funding commitments available under the Line of Credit of approximately $125,000,000 at September 30, 2003. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. During the first quarter of 2002, the Company negotiated an amendment to the Line of Credit. This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. In January 2003, the Company obtained an extension of the Line of Credit amendment obtained in the first quarter of 2002, which is effective until December 31, 2003. The Line of Credit matures in July 2004. At September 30, 2003, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the operating environment in 2003 worsens substantially from the Company’s current expectations and the Company violates the amended covenants, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to its shareholders and/or significantly reduce its planned capital expenditures.

The following table summarizes certain information concerning the Company’s debt at September 30, 2003 and 2002:

	2003	2002
Investment in hotels, at cost	$864,840,000	$869,337,000
Debt	233,347,000	237,726,000
Percentage of debt to investment in hotels, at cost	27.0%	27.3%
Percentage of fixed rate debt to total debt	95.7%	95.8%
Weighted average implied interest rates on:
Fixed rate debt	7.54%	7.54%
Variable rate debt	0.93%	1.35%
Total debt	7.26%	7.28%

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

The Company and the IH Lessee are replacing the majority of their corporate information technology (“IT”) infrastructure. The total cost of the new IT infrastructure is currently estimated to be approximately $1.0 million, which will initially be funded by the Company. Upon completion, the Company and the IH Lessee will enter into a cost sharing agreement related to their IT department that is intended to fairly allocate the costs of forming, operating and maintaining the IT function between the Company and the IH Lessee.

The Company and the IH Lessee have also combined their purchasing departments. The Company added two IH Lessee employees to its payroll and now the Company is responsible for the purchasing duties for both companies. The IH Lessee pays the Company a $200 per month per hotel purchasing fee for its services, which fee is intended to reimburse the Company for the costs assumed from the IH Lessee in connection with the combination of the departments.

Contractual Obligations and Commercial Commitments

There were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the 10-K, except as discussed below.

In connection with the TRS Transaction, the Company has agreed to pay the IH Lessee $5.25 million in cash for the acquisition of the 60 Percentage Leases held by them. In addition, The Company will assume the franchise conversion obligations with an estimated net present value of $10.73 million under the Marriott Takeback Transaction. Please see Notes 2 and 8 to the Company’s financial statements included herein.

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

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. Real estate asset values increase or decrease with market conditions. Consequently, we believe FFO is a useful measure in evaluating the Company’s operating performance by disregarding (or adding back) historical cost depreciation. Additionally, FFO per share targets are used to determine a significant portion of the incentive compensation of the Company’s senior management.

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

The following presents the Company’s calculations of FFO and FFO per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except share data):

	Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common shareholders	$(1,132)	$(612)	$(10,785)	$(12,124)
Depreciation	8,523	9,025	25,492	28,087
Minority interest, common	(35)	(5)	(336)	(423)
Loss (gain) on sale of hotels	57	(530)	57	(530)

Basic FFO	$7,413	$7,878	$14,428	$15,010

Minority interest, preferred (1)	—	—	—	—
Preferred share dividends (1)	—	—	—	—

Diluted FFO	$7,413	$7,878	$14,428	$15,010

Denominator for basic earnings per share	37,387,302	37,054,839	37,386,938	35,529,476
Weighted average:
Common Units	1,167,236	1,207,613	1,167,489	1,252,928

Denominator for basic FFO per share	38,554,538	38,262,452	38,554,427	36,782,404

Denominator for diluted earnings per share	37,530,442	37,167,613	37,462,254	35,664,440
Weighted average:
Common Units	1,167,236	1,207,613	1,167,489	1,252,928
Class B Preferred Units (1)	—	—	—	—
Series A Preferred Shares (1)	—	—	—	—

Denominator for diluted FFO per share	38,697,678	38,375,226	38,629,743	36,917,368

Basic FFO per share	$0.19	$0.21	$0.37	$0.41

Diluted FFO per share	$0.19	$0.21	$0.37	$0.41

(1)	The conversion of the Series A Preferred Shares and the Class B Preferred Units are anti-dilutive (i.e., assuming that they were converted into common shares would increase FFO per share) and, therefore, are not included in the calculation of FFO per share.

Previously, the Company excluded any impairment loss recognized upon classification of a hotel as “held for sale” from its calculation of FFO and FFO per share. In accordance with recent guidance from NAREIT and the SEC, the Company no longer excludes these impairment losses from its calculation of FFO and FFO per share.

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

ITEM 3— QUANTITATIVE AND QUALITATIVE

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

For debt obligations outstanding at September 30, 2003, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$1,173	$4,883	$5,884	$6,399	$27,566	$177,442	$223,347	$223,347
Average Interest Rate	7.57%	7.57%	7.59%	7.59%	8.03%	7.46%	7.54%	—
Variable Rate	—	—	—	—	—	$10,000	$10,000	$10,000
Average Interest Rate	—	—	—	—	—	0.93%	0.93%	—

The table incorporates only those exposures that existed as of September 30, 2003 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

The Company’s Line of Credit, which currently has no outstanding borrowings under it, matures in July 2004. All of our other debt matures in 2007 or thereafter.

INNKEEPERS USA TRUST

ITEM 4— CONTROLS AND PROCEDURES

Innkeepers USA Trust

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2003.

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of September 30, 2003, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in our controls over financial reporting during our most recent quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Innkeepers Hospitality

Innkeepers Hospitality has advised the Company that Innkeepers Hospitality evaluated, under the supervision and with the participation of Innkeepers Hospitality’s management (including its vice president of accounting), the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2003.

Innkeepers Hospitality has advised the Company that based on this evaluation of such disclosure controls and procedures, Innkeepers Hospitality’s vice president of accounting has concluded that such controls were effective as of September 30, 2003, are operating as designed and will alert him on a timely basis to any material information relating to Innkeepers Hospitality required to be included in the Company’s periodic SEC filings.

Innkeepers Hospitality has advised the Company that there has been no change in their controls over financial reporting during our most recent quarter that has materially affected, or is likely to materially affect, their internal control over financial reporting.

INNKEEPERS USA TRUST

PART II—OTHER INFORMATION

ITEM 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

31.1	Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 3, 2003

31.2	Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 3, 2003

31.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated November 3, 2003

32.1	Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 3, 2003

32.2	Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 3, 2003

32.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated November 3, 2003

(b) Reports on Form 8-K – The Company filed with the SEC a Current Report on Form 8-K on August 12, 2003 that contained the Company’s press release announcing the operating results for the quarter ended June 30, 2003.

The Company filed with the SEC a Current Report on Form 8-K on August 11, 2003 describing the TRS Transaction (as defined in Note 2 to the Company’s financial statements contained herein) and the Marriott Takeback Transaction (as defined in Note 8 to the Company’s financial statements contained herein). This Current Report also contained the pro forma financial information for the year ended December 31, 2002 and the three months ended March 31, 2003 and 2002.

The Company filed with the SEC a Current Report on Form 8-K on September 10, 2003 updating the pro forma financial information for the TRS Transaction and the Marriott Takeback Transaction. This Current Report contained pro forma financial information for the six months ended June 30, 2003 and 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

/s/ Gregory M. Fay
November 4, 2003	Gregory M. Fay Chief Accounting and Administrative Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 3, 2003

31.2	Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and dated November 3, 2003

31.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated November 3, 2003

32.1	Certification of Jeffrey H. Fisher, Chief Executive Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 3, 2003

32.2	Certification of David Bulger, Chief Financial Officer of Innkeepers USA Trust, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 3, 2003

32.3	Certification of Roger Pollak, Vice President of Accounting of Innkeepers Hospitality, dated November 3, 2003