Form 10-K
period 2003-12-31
INNKEEPERS USA TRUST/FL
filed 2004-03-11
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24568

INNKEEPERS USA TRUST

(Exact name of registrant as specified in its charter)

Maryland	65-0503831
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

306 Royal Poinciana Way, Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 835-1800

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act: SERIES C CUMULATIVE PREFERRED SHARES, par value of $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: COMMON SHARES, par value of $.01 per share	New York Stock Exchange

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

The number of shares outstanding of the registrant’s only class of common equity, its common shares, $.01 par value per share, as of February 20, 2004, was 37,571,936. The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2003 was approximately $249,000,000 (based on the common share price on June 30, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2003 proxy statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 5, 2004 are incorporated by reference into Part III hereof.

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

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”). Innkeepers owned 67 hotels with an aggregate of 8,311 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”) at December 31, 2003.

The Company focuses primarily on upscale extended-stay hotels and 51 of the Company’s 67 hotels are in the upscale extended-stay segment. Upscale extended-stay hotels are typified by the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their service and amenities include complimentary breakfast and evening cocktails, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large suites, quality construction, full separate kitchens, quality room furnishings, pool, and exercise facilities. The upscale extended-stay hotel concept was developed by Jack P. DeBoer, who founded the Residence Inn brand and, with co-founder Rolf E. Ruhfus, the Summerfield Suites brand. Both Mr. DeBoer and Mr. Ruhfus serve on the Company’s Board of Trustees.

The following charts set forth certain information with respect to the Hotels at December 31, 2003:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	45	5,401
Summerfield Suites by Wyndham	5	650
Sunrise Suites (1)	1	96

	51	6,147

Mid-Priced
Hampton Inn	12	1,526
Courtyard by Marriott	1	136
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204
Quality Inn	1	203

	16	2,164

	67	8,311

(1)	This hotel is operated independently of any franchise brand.

State	Number of Hotels	Number of Suites/Rooms	Percentage of Suites/Rooms
California	10	1,512	18.2%
New Jersey	5	685	8.2
Washington	5	624	7.5
Florida	5	599	7.2
Illinois	4	560	6.7
Texas	4	544	6.6
Michigan	5	516	6.2
Georgia	3	429	5.2
Pennsylvania	3	325	3.9
New York	3	319	3.8
Maryland	2	310	3.7
Virginia	3	305	3.7
Massachusetts	2	303	3.7
Colorado	2	284	3.4
Connecticut	2	192	2.3
Kentucky	2	176	2.1
Indiana	2	168	2.0
Minnesota	1	126	1.5
Oregon	1	112	1.4
Ohio	1	80	1.0
Maine	1	78	0.9
Kansas	1	64	0.8

	67	8,311	100.0%

Restructuring Transactions

From January 1, 2003 through November 30, 2003, 60 of the Hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage rent based on the room revenues of the Hotel. The IH Lessee operated 44 of the Hotels for that entire 11-month period. Affiliates of Marriott International, Inc. (“Marriott”) operated 17 of the Hotels for part of 2003, under management agreements with the IH Lessee. At various times during April to July 2003, the IH Lessee terminated the Marriott management agreements for those 17 Hotels and began managing those Hotels directly. This transaction is discussed in more detail under “—Management Conversion of Marriott-Managed Hotels” below. A Hotel acquired in June 2003 was leased by the Company to a wholly-owned taxable REIT subsidiary (“TRS”) of the Company, and the TRS engaged an affiliate of the IH Lessee (the “IH Manager”) to manage the Hotel. As of December 1, 2003, wholly-owned TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 of the Hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 Hotels. The IH Lessee continued to lease and manage 37 Hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, wholly-owned TRSs acquired the Percentage Leases on the remaining 37 Hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those Hotels as those Percentage Leases were acquired. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. The acquisition of Percentage Leases from the IH Lessee is discussed in more detail under “TRS Transaction.”

During 2003, six of the Company’s Hotels were leased to affiliates of Wyndham International, Inc. (the “Summerfield Lessee”), and affiliates of the Summerfield Lessee operated those Hotels. The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” In February 2004, the Company and the Summerfield Lessee agreed to terminate the Percentage Leases (and related agreements) with the Summerfield Lessee. The Company agreed to, upon termination of a Percentage Lease with the Summerfield Lessee, (i) enter into a new Percentage Lease with a TRS on economic terms substantially similar to those in the terminated Percentage Lease, (ii) cause the TRS to enter into a management agreement with the IH Manager (which agreement will have terms similar to the management agreements entered into with the IH Manager in connection with the TRS

Transaction) and (iii) cause the TRS to enter into a franchise agreement with an affiliate of Wyndham, with respect to the five Hotels operating under the Summerfield Suites by Wyndham brand. No consideration will be paid to the Summerfield Lessee or its affiliates in connection with the termination of the Summerfield Lessee’s Percentage Leases. This transaction is referred to as the “Wyndham Lease Termination Transaction.” The Company has closed the Wyndham Lease Termination Transaction with respect to one Hotel as of March 1, 2004 and expects to close the Wyndham Lease Termination Transaction with respect to the other five Hotels as of April 1, 2004.

After the closing of the Wyndham Lease Termination Transaction on April 1, 2004, all of the Company’s Hotels will be managed by the IH Manager under management agreements with the TRSs. As compared to the Company’s previous structure, it will be able (through our TRSs) to exercise relatively more control over the operations of the Hotels, more aggressively asset manage the Hotels, share in the profits and losses of the Hotels and present financial statements that more clearly depict the operations of the Hotels. Under the Company’s previous structure, the IH Lessee was responsible for paying rent under the Percentage Leases and retained all profits and bore all losses from operating the Hotels. After the restructuring described above, the TRSs are responsible for paying all of the operating expenses including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (described below in “—Management Conversion of Marriott-Managed Hotels”), utility costs, and general repairs and maintenance. The Company is also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as real estate and personal property taxes, ground lease rent payments, and capital expenditures. As a result of the restructuring described above, hotel-level revenue will be reflected in the Company’s financial statements as “hotel operating revenue” and hotel-level expense will be reflected as “hotel operating expense.” Because the Company had Hotels operating under the previous structure during most of 2003, the accompanying statements of operations for 2003 (beginning on page F-1) still reflect “Percentage Lease revenue,” although the gross revenues for 23 Hotels for the month of December 2003 are reflected in “hotel operating revenue” (as opposed to Percentage Lease revenue) as they operated under the new structure during that month.

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, owns the IH Lessee and the IH Manager. Rolf E. Ruhfus, a Trustee of the Company, is also a director of Wyndham International, Inc.

TRS Transaction. The Company completed the TRS Transaction between December 1, 2003 and March 1, 2004, and it expects to complete the Wyndham Lease Termination Transaction as of April 1, 2004. Prior to the passage of the REIT Modernization Act (“RMA”) effective January 1, 2001, REITs were generally required to lease their hotels to entities in which they owned less than a 10% interest. The RMA permits the Company to lease its hotels to TRSs, in which it can own up to a 100% interest. The Company’s TRSs will pay corporate level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRSs must hire, to manage the hotels, an ‘eligible independent contractor’ (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT and the REIT cannot own any debt or equity securities of the EIC). Our TRSs have engaged the IH Manager to manage our Hotels. To qualify as an EIC, the IH Manager (or its affiliates) had to establish that it was in the trade or business of managing hotels for parties other than the Company. Based on the advice of tax counsel, the Company believes that the IH Manager qualifies as an EIC with respect to those Hotels that it manages for its TRSs.

In connection with the TRS Transaction, the Company formed TRSs and entered into an agreement with the IH Lessee to acquire all of the Percentage Leases for the 60 hotels leased to IH Lessee. In consideration for acquiring the leasehold interests, the TRSs paid the IH Lessee a total of $5.25 million in cash and engaged the IH Manager to manage the hotels under long-term management agreements. The primary terms of the management agreements are (i) base management fee of 3% of gross revenues; (ii) accounting services fee of $550 per hotel per month and; (iii) incentive management fee of 50% of hotel available cash flow. Hotel available cash flow is defined generally as gross revenue less hotel operating expenses (including franchise fees), base management fees, the accounting services fee and Percentage Lease rent (paid by the TRSs to the Company). During the initial 10-year term of the management agreements, the IH Manager will not receive any incentive management fees unless the Company has received from the TRSs at the time of payment all prior and current year base and percentage rent accrued to that date. The management agreements have an initial term of 10 years with two five-year extensions. Please see “Properties – The Management Agreements” below for more information on the management agreements with the IH Manager.

Management Conversion of Marriott-Managed Hotels. In March 2003, the Company, the IH Lessee, Marriott and various affiliates thereof entered into an agreement for a transaction under which the IH Lessee would (1) convert the agreements under which 17 of our hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) become the manager of the hotels. Under the terms of the converted agreements, the IH Lessee (and the TRSs after the TRS Transaction) will (1) pay a franchise fee of 6½% of room revenues to Marriott for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). The Conversion Fee is subject to an aggregate credit of $750,000 from Marriott. In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met. Based on the converted hotels’ room revenues for 2003, we do not expect to pay a Conversion Fee in 2004. Other than the fees discussed above, the fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. In connection with the TRS Transaction, the TRS assumed the obligations to Marriott under the new franchise agreements, including payment of the Conversion Fee. We refer to this transaction as the “Marriott Takeback Transaction.”

Recent Events

On January 20, 2004, the Company completed an offering of 5,800,000 8.0% Series C cumulative preferred shares (“Series C Preferred Shares”). The Series C Preferred Shares may be redeemed at the $25 per share liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

The net proceeds from the Series C Preferred Share offering were approximately $140 million. The Company used approximately $118 million to redeem all of the Company’s outstanding 8.625% Series A cumulative convertible preferred shares (the “Series A Preferred Shares”) and the balance will be used for general corporate purposes. In connection with the redemption of the Series A Preferred Shares, the Company expensed (as additional preferred share dividends) the offering costs of $4,200,000 related to the initial issuance of the Series A Preferred Shares.

On January 30, 2004, the Company sold a 126-suite Residence Inn by Marriott in Minneapolis, MN for $4,200,000 and recognized a gain on the sale of $1 million.

(b)	Financial Information about Industry Segments

The Company is in the business of acquiring equity interests in hotel properties and limits its activities to one industry segment.

(c)	Narrative Description of Business

General. The Company is a self-administered Maryland real estate investment trust, which owned equity interests in 67 hotels with an aggregate of 8,311 rooms/suites at December 31, 2003. Innkeepers had 27 employees at December 31, 2003. The ownership of the Partnership was as follows at December 31, 2003:

	Common Units	%	Class A Preferred Units (1)%		Class B Preferred Units (1)%
Innkeepers	37,563,499	96.99%	4,630,000	100.00%	—	—
Third parties (2)	1,167,236	3.01%	—	—	3,884,469	100.00%

Total	38,730,735	100.00%	4,630,000	100.00%	3,884,469	100.00%

(1)	For a description of the Class A Preferred Units and the Class B Preferred Units, please see Note 5 to the Company’s financial statements beginning on page F-1.
(2)	Includes certain members of the Company’s management and Board of Trustees.

Internal Growth Strategy. The Company seeks to increase revenue and profit at the Hotels through: (i) aggressive asset management, which includes monitoring the operators’ marketing programs, sales management policies and operational initiatives at the Hotels and (ii) significant and continuing reinvestment in the Hotels.

Sales and Revenue Management. The IH Manager uses market-oriented sales management programs to coordinate, direct and manage the sales activities of personnel located at each hotel they operate. Each property has a detailed marketing and business plan that outlines its strategy relative to corporate accounts, market segments, group revenue targets and new business goals.

At December 31, 2003, the IH Manager employed three regional managers and dedicated sales associates at a majority of the hotels to oversee sales and marketing efforts. The IH Manager employs a corporate revenue management team to provide leadership, guidance and expertise in support of the properties’ planning and execution of fundamental revenue management principles. This includes pricing relative to market demand and competitors’ pricing; corporate account and group pricing; yield management tactics; and turndown and market share analysis. Additionally, this team ensures that each property’s reservation system is set up effectively.

Capital Improvements, Renovation and Refurbishment. The Company intends to maintain the Hotels in a condition that complies with their respective franchise licenses, among other requirements. In addition, the Company may upgrade the Hotels in order to capitalize on opportunities to increase revenue, and as needed to meet competitive conditions and preserve asset quality. The Company may also renovate Hotels when it believes the investment in renovations will provide an attractive return to the Company through increased revenue or is otherwise in the best interests of the Company.

The Company expended approximately $27 million, $21 million and $30 million in 2003, 2002 and 2001, respectively, for furniture, fixtures and equipment and certain other capital expenditures at the hotels owned during these periods. The Company expects to spend approximately $20 million for such purposes in 2004.

Property Operations – The IH Manager. The Company believes that the quality of the on-site hotel operators is important to the future growth in revenue from the Hotels. The IH Manager generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. Such functions include front desk, accounting, periodic reporting, ordering supplies, direct sales and marketing, maid service, laundry, and preventive maintenance and repairs.

Our Hotels operate under the Hampton Inn, Residence Inn by Marriott, Courtyard by Marriott, Holiday Inn Express and Summerfield Suites by Wyndham brands. The Company has paid or will pay the cost of obtaining certain franchise license agreements, and the franchise licenses for our Hotels are held by our TRSs. The franchise agreements require the payment of fees based on a percentage of hotel revenue. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The results of these inspections can result in additional capital expenditure requirements, or additional operational, marketing or repairs and maintenance expenses. The Company or its subsidiaries have guaranteed certain obligations under the franchise licenses. See “–Internal Growth Strategy – Sales and Revenue Management” above for more information on the IH Manager’s operations.

Acquisition and Development Strategy. The Company’s primary acquisition and development strategy includes acquiring or developing hotels that are upscale and upscale extended-stay hotels, which are located in markets with relatively high barriers to entry and/or strong demand characteristics. The Company also seeks to selectively acquire under-performing hotels to which it can add value through repositioning in the market, renovation or re-flagging to premium hotel brands.

Target Markets. The Company generally focuses on markets that have high barriers to entry relative to other markets and is currently emphasizing markets that are generally diverse from its existing hotel markets. These markets include the New Jersey, Washington, D.C., and Virginia corridor and southern California. The Company’s preferred markets are generally characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale extended-stay hotel and the relatively higher costs associated with such development. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. The Company currently has hotels in 21 states.

Target Customer. The Company’s existing 67 hotels are generally focused on the business customer. It is the Company’s intent to continue to seek to acquire hotels that cater principally to business travelers, but the Company also is actively seeking to acquire hotels that target families and leisure travelers.

Acquisition of Upscale Extended-Stay Hotels. The Company focuses on acquiring upscale extended-stay hotels because of the strong performance of that segment, which has resulted primarily from (i) the prevailing social and economic forces that increase the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training for employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, and (ii) the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays. Upscale extended-stay hotels also require less staff and have lower fixed costs than full-service hotels and are designed and operated in a way that typically has resulted in higher operating margins than most full-service hotels. Relatively low fixed costs and relatively high margins, as compared to full-service hotels, help maintain and enhance the cash flow from, and asset value of, upscale extended-stay hotels, particularly in periods of economic slowdown. The Company also believes that its industry relationships, particularly with Marriott, may provide the Company with opportunities to acquire desirable upscale, extended-stay hotels.

Acquisition of Under-Performing Hotels. Although the primary focus of the Company is on the upscale extended-stay segment, the Company will from time to time consider acquisition of under-performing mid-priced and full-service hotels that have the potential for strategic repositioning in the market or re-flagging to a premium franchise brand, or that can benefit from substantial renovation. Generally, hotels that meet the Company’s investment criteria include (i) poorly managed hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in deteriorated physical condition that could benefit significantly from renovation, and/or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard by Marriott. On June 1, 2003, the Company acquired a 203-room Quality Inn hotel located in Atlantic City, NJ. It anticipates closing this hotel in the third quarter of 2004 to begin renovations to enable the Company to convert this hotel to a Courtyard by Marriott hotel in 2005.

Development. The Company also reviews other development opportunities for hotels that are consistent with its target market, product and brand strategies. The Company intends to only pursue selective development of hotels that meet its underwriting requirements (i) when the Company believes that projected incremental returns adequately compensate for the costs and any incremental risk assumed by the Company, (ii) when the Company believes that a hotel developed by the Company will create or increase synergies with other Company-owned hotels in the area that will enhance the performance of all of those hotels or (iii) in order to maintain control of a site determined to have superior hotel potential.

The Company developed and opened a 121-room Residence Inn by Marriott hotel located in Tysons Corner, VA on January 8, 2001. The total cost of this project was $14.0 million. The Company also developed and opened a 174-room Residence Inn by Marriott hotel located in Saddle River, NJ on September 15, 2002. The total cost of this project was $22.9 million.

Hotel Disposition Strategy. The Company disposes of certain hotels when it believes (i) the operating performance of the hotel has been maximized and it can sell on a favorable basis, (ii) the operating performance of a hotel is declining and will continue to decline due to new competitors opening in the market or the loss of demand generators, (iii) the franchise affiliation of the hotel no longer is advantageous to the Company’s long-term strategic initiatives or (iv) the cost of franchisor requirements for the hotel becomes unattractive in light of the performance and prospects for the hotel.

Pursuant to this strategy, the Company sold its 109-suite Summerfield Suites by Wyndham hotel in West Hollywood, CA in July 2002 for $12.8 million, its 88-suite Residence Inn by Marriott hotel in Winston-Salem, NC in September 2003 for $2.1 million, and its 126-suite Residence Inn by Marriott hotel in Eden Prairie, MN in January 2004 for $4.2 million.

The Company has identified three additional hotels that it anticipates disposing of in 2004 or 2005. As a result of the short anticipated holding period for these three hotels, the Company recorded an impairment charge of $15.2 million in 2003 related to these hotels (see Note 12 to the Company’s financial statements beginning on page F-1).

Risk Factors. An investment in the Company is subject to significant risks, including those that we disclose in reports filed from time to time with the SEC. A discussion of “Risk Factors” is included in this Annual Report on Form 10-K beginning on page R-1 below.

Available Information. The Company’s Internet website is www.innkeepersusa.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, the Company’s website includes corporate governance information, including the charters for committees of the Board of Trustees, the Company’s Corporate Governance Guidelines and the Company’s Code of Conduct. This information is available in print to any shareholder who requests it by writing to Investor Relations, Innkeepers USA Trust, 306 Royal Poinciana Way, Palm Beach, FL 33480. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

Item 2.	Properties

The following table sets forth certain information regarding the Hotels.

	Number of Suites/ Rooms	Year Ended December 31, 2003
		Room Revenue	Lease Payment (1)	Occupancy (2)	ADR (2)	RevPAR (2)
Residence Inn:
Addison, TX	150	$2,654,578	$993,384	62.61%	$77.44	$48.49
Altamonte Springs, FL	128	2,878,299	1,222,532	73.65	83.65	61.61
Arlington, TX	114	2,458,829	954,524	71.61	82.52	59.09
Atlanta (Downtown), GA	160	3,341,638	1,419,120	55.18	103.70	57.22
Atlanta (Peachtree Corners), GA	120	2,099,811	1,006,612	62.35	76.89	47.94
Bellevue, WA	120	4,676,609	2,351,036	79.63	134.09	106.77
Binghamton, NY	72	1,863,234	752,146	76.43	92.76	70.90
Bothell, WA	120	3,308,184	1,467,201	74.41	101.50	75.53
Cherry Hill, NJ	96	2,620,888	1,024,384	77.57	96.42	74.80
Columbus East, OH	80	1,523,848	518,479	63.23	82.54	52.19
Denver (Downtown), CO	156	3,916,937	1,430,030	76.06	90.44	68.79
Denver (South), CO	128	2,729,473	1,053,645	70.85	82.46	58.42
East Lansing, MI	60	1,261,599	431,530	66.80	86.24	57.61
Eden Prairie, MN (3)	126	1,946,627	886,951	57.37	73.77	42.33
Fort Wayne, IN	80	1,512,344	508,851	72.09	71.85	51.79
Fremont, CA	80	1,711,142	513,343	73.29	79.95	58.60
Gaithersburg, MD	132	4,067,290	1,892,819	81.14	104.04	84.42
Grand Rapids, MI	96	1,964,546	730,015	68.35	82.03	56.07
Harrisburg, PA	80	2,433,278	1,039,458	76.90	108.36	83.33
Indianapolis, IN	88	1,722,887	540,222	64.83	82.73	53.64
Lexington, KY	80	1,991,625	731,448	81.25	83.94	68.21
Livonia, MI	112	2,981,941	1,168,183	77.91	93.63	72.94
Louisville, KY	96	2,059,594	1,023,968	80.43	73.08	58.78
Lynnwood, WA	120	3,078,793	1,623,921	80.37	87.46	70.29
Mountain View (Palo Alto), CA	112	2,701,909	1,415,926	55.60	118.87	66.09
Ontario, CA	199	6,154,759	2,937,397	85.02	99.66	84.74
Portland, ME	78	2,031,743	824,143	79.53	89.74	71.36
Portland South, OR	112	2,556,022	1,417,453	76.72	81.50	62.52
Richmond, VA	80	1,790,805	627,096	71.09	86.27	61.33
Richmond NW, VA	104	2,459,834	939,851	79.56	81.45	64.80
Rosemont, IL	192	5,309,444	2,677,269	77.98	97.16	75.76
Saddle River, NJ	174	5,839,150	3,057,665	75.84	121.23	91.94
San Jose, CA	80	2,409,227	969,610	74.86	110.22	82.51
San Jose South, CA	150	4,747,719	1,947,676	72.05	120.35	86.72
San Mateo, CA	159	3,526,666	1,670,855	68.04	89.31	60.77
Shelton, CT	96	2,712,361	1,190,339	77.02	100.51	77.41
Silicon Valley I, CA	231	5,217,231	2,522,090	57.49	107.63	61.88
Silicon Valley II, CA	247	5,120,508	2,522,090	56.35	100.79	56.80

	Number of Suites/ Rooms	Year Ended December 31, 2003
		Room Revenue	Lease Payment (1)	Occupancy (2)	ADR (2)	RevPAR (2)
Troy (Central), MI	152	3,638,774	1,627,394	72.99	89.85	65.59
Troy (Southeast), MI	96	2,054,372	772,885	66.22	88.54	58.63
Tukwila, WA	144	3,718,242	2,242,148	81.70	86.59	70.74
Tyson’s Corner, VA	121	3,821,835	1,960,546	72.73	118.99	86.54
Vancouver, WA	120	2,308,183	1,506,913	70.52	74.73	52.70
Wichita East, KA	64	1,440,146	451,963	78.51	78.52	61.65
Windsor, CT	96	2,490,982	891,470	68.50	103.77	71.09
Summerfield Suites:
Addison, TX2	132	2,693,034	1,327,892	81.26	68.78	55.90
Belmont, CA	132	3,965,446	1,909,952	88.31	93.20	82.30
El Segundo	122	4,177,166	1,878,580	92.66	101.24	93.81
Las Colinas, TX	148	4,039,536	1,772,256	86.94	86.01	74.78
Mount Laurel, NJ	116	3,366,086	1,202,332	91.35	87.03	79.50
Hampton Inn:
Albany/Latham, NY	126	2,461,188	1,214,368	59.79	89.51	53.52
Germantown, MD	178	3,237,241	1,575,300	59.94	83.13	49.83
Islandia (Long Island), NY	121	3,068,707	1,451,148	60.58	114.70	69.48
Lombard, IL	128	1,913,862	735,785	56.59	72.38	40.96
Naples, FL	107	1,617,550	545,693	58.27	71.08	41.42
Norcross, GA	149	1,559,232	669,953	44.27	64.76	28.67
Schaumburg, IL	128	1,978,627	876,461	53.74	78.81	42.35
Tallahassee, FL	93	2,184,880	1,132,470	81.35	79.12	64.37
West Palm Beach, FL	135	2,416,789	922,817	73.77	66.48	49.05
Westchester, IL	112	2,092,127	990,328	58.30	87.78	51.18
Willow Grove (Philadelphia), PA	150	3,377,923	1,728,229	62.80	98.25	61.70
Woburn, MA	99	1,503,913	496,939	50.72	82.06	41.62
Sunrise Suites:
Tinton Falls, NJ	96	2,646,254	793,876	77.05	98.02	75.52
Quality Inn:
Atlantic City, NJ	203	2,315,164	694,549	61.37	86.84	53.29
Holiday Inn Express:
Lexington, MA	204	2,677,645	1,055,514	46.14	77.94	35.96
Courtyard:
Fort Lauderdale, FL	136	2,630,198	1,159,441	63.80	83.06	52.99
TownePlace Suites:
Horsham, PA	95	2,243,541	1,186,101	81.93	78.97	64.70

Consolidated Total / Weighted Average	8,311	$191,020,015	$84,776,565	69.82%	$91.11	$63.61

(1)	Represents Percentage Lease revenue from the lessees to the Company calculated in accordance with the Percentage Leases. Excludes the Residence Inn by Marriott hotel located in Winston Salem, NC which was sold on September 10, 2003. Includes Percentage Lease revenue for all of 2003, including, with respect to the Hotels subject to the Percentage Leases acquired by TRSs as of December 1, 2003, Percentage Lease revenue for December from the TRSs to the Company. See “Restructuring Transaction – TRS Transaction.”
(2)	Represents the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Hotels for the year. RevPAR for a hotel is calculated by multiplying its ADR by its occupancy rate.
(3)	Hotel sold on January 30, 2004.

The Percentage Leases. Each Percentage Lease contains provisions substantially similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain substantially similar provisions. Substantially all of the Percentage Leases are now between subsidiaries of the Company that own the Hotels and TRSs, which are indirect, wholly-owned subsidiaries of the Company. Nonetheless, we believe that an understanding of the Percentage Leases remains important to investors because, among other reasons, incentive management fees are payable to the IH Manager of 50% of hotel available cash flow, which is the amount remaining after the TRSs fully satisfy their rent obligations to the Company and their other obligations under the Percentage Leases.

Percentage Lease Terms. Each Percentage Lease has an initial term of at least ten years (except that the leases for the Tysons Corner, VA and Saddle River, NJ hotels have terms of five years), subject to earlier termination upon the occurrence of defaults and certain other events described in the Percentage Lease. The terms of the oldest of the Company’s Percentage Leases begin expiring in the fourth quarter of 2004. Certain of the Percentage Leases contain renewal terms of up to 15 years, which may be exercised by the lessees. Under the renewal provisions for each such Percentage Lease, the rent formula for the renewal term will be re-set to produce a then-current market rate rent. See “– The Management Agreements” below.

Amounts Payable Under the Percentage Leases. The Percentage Leases provide for the payment of rent based upon percentages of room revenues (“Percentage Rent”). Under the Percentage Rent formula, the Company receives between 30% and 36.5% of room revenue at a hotel up to a specified level (“Revenue Break Point”) and between 68% and 70% of room revenue in excess of the Revenue Break Point. Each Percentage Lease also provides for a fixed annual base rent (“Base Rent”). Percentage Rent and Base Rent are referred to sometimes as “Rent.” The Percentage Leases generally provide that annual Base Rent and the Revenue Break Points for the payment of Percentage Rent are adjusted annually based on changes in the U.S. Consumer Price Index (“CPI”). The CPI increases effective January 1, 2004 and 2003 were 1.64% and 2.37%, respectively.

Other than real estate and personal property taxes, ground lease rent (where applicable), the cost of certain furniture, fixtures and equipment and certain capital expenditures, and property and casualty insurance, which are obligations of the Company, the Percentage Leases require the TRSs to pay Base Rent, Percentage Rent and the operating expenses of the Hotels during the terms of the Percentage Leases.

Maintenance and Modifications. The Percentage Leases obligate the Company to make available to the TRSs for the repair, replacement and refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels an amount equal to 4% or 5% of room revenues, per month on a cumulative basis. The Company’s obligation is carried forward to the extent that such amounts are not spent. In addition, the Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or management agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the TRS’ are required, at their expense, to (i) maintain the Hotels in good order and repair, (ii) pay for all operating expenses of the Hotels and (iii) comply with the requirements of any of the Company’s loan agreements (to the extent applicable to property operations or cash management), any franchise agreement, any management agreements and applicable law.

Insurance. Each Percentage Lease specifies comprehensive insurance to be maintained on each of the Hotels, including liability, property and casualty and extended coverage. The Company’s loan agreements also require insurance which may be more comprehensive than that required by the Percentage Leases.

The Management Agreements. As of April 1, 2004, the Company expects that all of its hotels will be managed and operated by the IH Manager pursuant to management agreements with the TRSs. The initial term of the management agreements is 10 years with two, five-year renewal terms. Certain material terms of the management agreements with the IH Manager are summarized below. This summary is qualified in its entirety by reference to the form of actual agreement, which has been filed with the SEC.

Operational services. The IH Manager has responsibility and authority for all activities necessary for the day-to-day operation of the Hotels, including but not limited to establishing all room rates, advertising, sales, processing reservations, procuring inventories, supplies and services, hiring (subject to certain limited approval rights of the TRSs) and firing employees and, subject to adequate funds being available, complying with all requirements of any franchise or loan agreements.

Supervisory services. The IH Manager provides all managerial and other employees for the hotels, reviews the operation and maintenance of the Hotels, prepares periodic accounting, operating and other reports, maintains correct and complete books and records, prepares periodic budgets and projections, provides other administrative and accounting support services to the hotel, such as risk planning services, employee planning and corporate executive management. The management agreements also require the IH Manager to furnish certain centralized services such as (1) computer and telecommunications systems, (2) regional management, marketing and sales services and (3) training services.

Fees. The IH Manager receives a base management fee of 3% of gross revenues and an incentive management fee of 50% of hotel available cash flow. Hotel available cash flow is defined generally as hotel gross revenue less hotel operating expenses, including franchise fees, management fees and rent paid by the TRSs to the Company under the Percentage Leases. When the current term expires for a Percentage Lease for a Hotel, the Company expects that the replacement or renewal Percentage Lease will include a revised rent formula designed to produce a then-market rent for the Hotel. Thereafter, the annual rent included in the calculation of ‘hotel available cash flow’ to determine the incentive management fee payable to the IH Manager for that Hotel will be the lesser of: (a) actual rent under the revised rent formula; or (b) the rent that would result if the rent formula was the greater of (i) 7% of the un-depreciated cost of the Hotel, plus annual real estate taxes and property insurance taxes; or (ii) 30% of all room revenue up to the revised ‘breakpoint’ and 68% of all room revenue in excess of the ‘breakpoint’, with the ’breakpoint’ being a dollar amount calculated to allocate the expected operating profit of the Hotel (before deducting rent and as further defined in the management agreements) for the first year of the new or renewed Percentage Lease (A) 95% to the Company (in the form of rent) and (B) 5% to the TRS (in the form of net income).

The 67 Hotels currently owned by the Company are “pooled” for purposes of calculating the incentive management fee during the initial 10-year term of the management agreements, so that the IH Manager will not receive any incentive management fees unless the Company has received from the TRSs at the time of payment all prior and current year base and percentage rent accrued to that date for all of those Hotels. See “– The Percentage Leases” above. In addition to base and incentive management fees, the IH Manager also receives an accounting services fee of $550 per month per Hotel. The Company initially agreed to pay the IH Manager $750 per month per Hotel, which was intended to compensate the IH Manager for providing accounting and purchasing services for the Hotels. Thereafter, the Company and the IH Manager agreed that the Company would provide the purchasing services directly, and to reduce the accounting fee accordingly.

Working capital. The Company must maintain sufficient working capital for each hotel, and must otherwise provide funds to meet the cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the Hotels.

Budgeting. The management agreements generally provide that once each year the IH Manager will prepare operational and capital expenditure budgets for the next year, which are subject to the Company’s approval and, in the case of operational budgets, to certain dispute resolution mechanisms. Under the agreements, the Company is required to provide to the IH Manager all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements).

Defaults. The management agreements with the IH Manager provide for the right of a non-defaulting party to terminate an agreement upon an event of default as specified in the agreement. Events of default include bankruptcy and failure to comply with the terms of the agreement. In addition, the IH Manager would be in default if it ceased to qualify as an EIC with respect to the Hotel, was in default under one or more other ‘pooled agreements’ (see “– Fees” above) or fails to cure a default under the franchise agreement arising for any reason other than the Company’s failure to provide capital to improve the Hotel. Upon a TRS default, the IH Manager would generally be entitled to terminate the agreement and receive an early termination fee equal to the fair market value of the management agreement as determined in accordance with the agreement, and certain severance costs. Upon an IH Manager default, the TRS would generally be entitled to terminate the agreement and/or sue for specific performance or damages. However, if the TRS terminates the agreement because the IH Manager ceases to qualify as an EIC due to changes in applicable law, the TRS’ sole remedy is termination of the agreement, and the IH Manager is entitled to a payment equal to the fair market value of the agreement less the fair market value of the management agreement the TRS enters into with another manager.

Performance Termination. The TRSs have the right to terminate a management agreement with the IH Manager on thirty days notice if during any two consecutive years any two or more of the following occur: (i) aggregate expenses exceed budget by 5% or more, (ii) market share is at least 15 points below the Hotel’s market share on the date of the agreement, subject to certain limited cure rights, or (iii) the operating profit of the Hotel, as a percentage of gross revenue, is five points less than the previous year, subject to certain limited cure rights. The TRSs do not have the right to terminate if the triggering event is caused by certain defined causes outside of the control of the IH Manager.

Sale of Hotel. The TRSs have the right to terminate a management agreement upon the sale of the Hotel, by providing 60 days notice and, unless the transferee offers to retain the IH Manager on similar terms, payment of a termination fee equal to the fair market value of the management agreement as determined in accordance with the agreement. The IH Manager has agreed to suspend payment of any compensation otherwise payable to it upon a sale of a Hotel or loss of EIC status in certain circumstances. Only if at any time there is a ‘net IH credit’ outstanding for 365 consecutive days (or upon a change of control of the Company), must the TRSs pay the IH Manager the ‘net IH credit.’ A ‘net IH credit’ is defined generally as (A) ‘IH Manager credits’ less (B) ‘TRS credits.’ ‘IH Manager Credits’ is defined generally as the aggregate amount of (1) the early termination fees payable to the IH Manager upon sales of Hotels plus (2) any compensation payable to the IH Manager upon the TRSs’, termination of management agreements because the IH Manager ceases to qualify as an EIC (see “– Defaults” above) less (3) any ‘net IH credit’ previously paid to the IH Manager. ‘TRS credits’ is generally defined as the aggregate fair market value of new management contracts entered into by the TRSs (or their affiliates) with the IH Manager (or its affiliates).

Assignment. The IH Manager may assign the management agreements with the prior consent of the TRSs, which may not be unreasonably withheld. The TRSs may assign the management agreements to transferees with sufficient financial resources and of good character.

Approval Rights. In the event of Jeffrey H. Fisher’s death or disability, the TRSs have the right to approve the Chief Executive Officer of the IH Manager, which approval shall not be unreasonably withheld. Mr. Fisher owns the IH Manager, and serves as Chief Executive Officer, President and Chairman of the Board of Trustees of the Company.

Item 3.	Legal Proceedings

Other than as described below, the Company is not presently a defendant in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to pose no material financial risk to the Company and/or is expected to be covered by insurance policies.

In May 2000, the Company’s former Chief Operating Officer (who was a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher. The suit alleged that he was wrongfully terminated by the Company in breach of his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee. In 2002, the parties entered into a settlement agreement, which expired May 1, 2003. In September 2003, the parties entered into another settlement agreement. The Company’s obligations under the 2003 settlement agreement were substantially similar to its obligations under the superseded 2002 settlement agreement. Under the 2003 settlement agreement, (a) the Company paid the plaintiff $3.0 million in cash (which included the purchase of 121,071 common shares from the plaintiff for $8.708 per share) on September 30, 2003, (b) the IH Lessee agreed to pay the plaintiff $0.5 million in cash (in addition to $0.4 million advanced previously under the superseded 2002 settlement agreement), and (c) Mr. Fisher agreed to pay the plaintiff $1.5 million in cash (in addition to $0.1 million advanced previously under the superseded 2002 settlement agreement) and to issue the plaintiff a promissory note in the amount of $3.0 million (for the purchase of the plaintiff’s equity interest in the IH Lessee). The promissory note described above (1) bears interest at the prime rate subject to a minimum rate of 4.5% and a maximum rate of 9.0%, (2) is the joint and several liability of Mr. Fisher, the IH Manager and certain other hotel management or leasing entities in which he may in the future have more than a 50% ownership interest, (3) will fully amortize over its term with monthly payments beginning on February 1, 2005, (4) matures on December 31, 2015 and (5) is collateralized by management fees to be paid to the IH Manager by the Company. The IH Manager has directed the Company to cause the TRS to fund certain management fee payments owed to the IH Manager to an account controlled by the plaintiff, which will be used to service the note. The litigation was dismissed against the Company and the IH Lessees when it made the payments described above, and was dismissed against Mr. Fisher when he made the payments and delivered the promissory note described above.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders between October 1, 2003 and December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

The Company’s common shares are traded on the New York Stock Exchange under the symbol “KPA.” The following table sets forth for the periods indicated the high and low sales prices for the common shares, as traded on such exchange.

	High	Low
2003
First quarter	$9.78	$5.95
Second quarter	8.05	6.50
Third quarter	8.98	7.09
Fourth quarter	9.79	8.28
2002
First quarter	$11.45	$9.41
Second quarter	11.95	8.91
Third quarter	9.49	6.45
Fourth quarter	8.07	6.42

At March 3, 2004 the Company had approximately 400 holders of record of its common shares and approximately 10 holders of record of the Series C Preferred Shares. It is estimated that there were approximately 12,000 beneficial owners of the common shares and 3,500 beneficial owners of the Series C Preferred Shares.

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY’S DECLARATION OF TRUST LIMITS THE NUMBER OF COMMON SHARES THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.8% OF THE OUTSTANDING COMMON SHARES. SEE “RISK FACTORS – OUR SHARE OWNERSHIP LIMITATION MAY PREVENT CERTAIN TRANSFERS OF OUR COMMON SHARES” BELOW.

The following table sets forth information regarding the declaration and payment of distributions by the Company on its common shares and Series A Preferred Shares for the years ending December 31, 2003 and 2002.

Quarter to which distribution relates	Record date	Payment date	Common share distribution amount	Series A Preferred Share distribution amount
2003
First quarter	03/28/2003	04/29/2003	$0.08	$0.53906
Second quarter	06/27/2003	07/29/2003	0.03	0.53906
Third quarter	09/26/2003	10/28/2003	0.03	0.53906
Fourth quarter	12/26/2003	01/20/2004	0.03	0.49114
2002
First quarter	03/29/2002	04/30/2002	$0.08	$0.53906
Second quarter	06/28/2002	07/30/2002	0.08	0.53906
Third quarter	09/27/2002	10/29/2002	0.08	0.53906
Fourth quarter	12/27/2002	01/28/2003	0.16	0.53906

Note 2 to the Company’s financial statements beginning on page F-1 delineates the portion of the distributions that represented ordinary income, return of capital, long-term capital gains and unrecaptured Section 1250 gains.

On February 11, 2004, the Company’s Board of Trustees declared a first quarter distribution of $0.03 per common share and common unit, $0.539 per Series C Preferred Share and $0.275 per Class B Preferred Unit to holders of record on March 26, 2004. The distribution is payable on April 27, 2004.

The Company had no sales of unregistered securities to report for the years ended December 31, 2003 or 2002, except for the issuance to Rolf E. Ruhfus, a trustee of the Company, of 79,275 common shares in August 2002, under Section 4(2) of the Securities Act of 1933, as amended, upon redemption by him of 79,275 Common Units (See Note 5 to the Company’s financial statements beginning on page F-1, where Common Units are defined and the redemption rights are described).

All outstanding Series A Preferred Shares were redeemed in January 2004 and the Company issued 5,800,000 Series C Preferred Shares in January 2004.

Item 6.	Selected Financial Data

The following tables set forth selected financial and other data for the Company and the IH Lessee. The following data should be read in conjunction with the consolidated or combined financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company and the IH Lessee included herein.

The selected financial and other data for the Company and the IH Lessee have been derived from the consolidated or combined financial statements of the Company and the IH Lessee audited by PricewaterhouseCoopers LLP, independent auditors.

Innkeepers USA Trust

Selected Financial Data

(in thousands, except share and per share data)	For the years ended December 31,
	2003	2002	2001	2000	1999
Operating data:
Total revenue	$88,741	$88,407	$105,664	$123,638	$112,153
Income (loss) from continuing operations	(8,710)	7,972	25,818	44,063	35,667
Discontinued operations	549	(9,729)	600	925	981
Gain (loss) on sale of hotels	—	530	(250)	(214)	—
Net income (loss)	(8,161)	(1,227)	26,168	44,774	36,648
Diluted earnings (loss) per share from continuing operations	(0.50)	(0.06)	0.46	0.99	0.75
Diluted earnings (loss) per share	(0.49)	(0.31)	0.47	1.02	0.78
Other data:
Funds from operations (“FFO”)	$15,892	$25,016	$70,846	$89,404	$79,368
FFO per share	0.41	0.67	1.52	1.91	1.70
Dividends per common share	0.17	0.40	0.91	1.12	1.12
Dividends per preferred share	2.11	2.16	2.16	2.16	2.16
Cash provided by operating activities	51,152	53,844	75,028	92,559	79,809
Cash used by investing activities	(31,014)	(13,872)	(37,308)	(26,828)	(74,189)
Cash used by financing activities	(31,919)	(23,682)	(47,053)	(55,725)	(3,858)

	December 31,
	2003	2002	2001	2000	1999
Balance sheet data:
Investment in hotels, at cost	$856,016	$863,818	$865,882	$837,472	$831,371
Total assets	706,740	734,048	752,920	765,155	766,700
Debt	232,174	236,730	261,116	246,185	243,875
Minority interest in Partnership	51,689	52,458	54,249	58,304	59,457
Shareholders’ equity	403,858	428,160	426,003	440,544	443,457

IH Lessee
Selected Financial Data

	Years Ended December 31,
(in thousands)	2003	2002	2001	2000	1999
Operating Data:
Gross operating revenue	$169,852	$186,068	$209,339	$233,627	$215,080
Departmental expenses	39,517	41,292	42,713	46,906	44,656

Total departmental profit	130,335	144,776	166,626	186,721	170,424
Unallocated operating expenses	55,124	58,056	62,488	66,751	61,851

Gross profit	75,211	86,720	104,138	119,970	108,573
Insurance	(1,455)	(1,518)	(1,072)	(1,033)	(970)
Lessee overhead	(4,105)	(5,086)	(4,736)	(3,810)	(3,468)
Management fee revenue	713	—	—	—	—
Litigation settlement	1,569	(5,875)	—	—	—
Gain on sale of leases	3,895	—	—	—	—
Loss on sale of marketable securities	(251)	—	—	—	—
Percentage Lease expense	(73,513)	(79,996)	(93,942)	(110,122)	(99,193)

Net income (loss) (1)	$2,064	$(5,755)	$4,388	$5,005	$4,942

(1)	The IH Lessee has elected status as a Subchapter S corporation for federal income tax purposes and, generally, pays no corporate level tax on its net income.

Innkeepers USA Trust

Quarterly Results of Operations and Other Data

(unaudited, in thousands except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Operating data (1):
Total revenue	$16,539	$17,192	$21,701	$33,309	$88,741
Income (loss) from continuing operations	(2,733)	(2,318)	1,255	(4,914)	(8,710)
Net income (loss)	(2,554)	(2,107)	1,364	(4,864)	(8,161)
Diluted earnings (loss) per share from continuing operations	(0.14)	(0.13)	(0.03)	(0.20)	(0.50)
Diluted earnings (loss) per share	(0.14)	(0.12)	(0.03)	(0.20)	(0.49)
Other data:
FFO	$3,250	$3,765	$7,413	$1,464	$15,892
FFO per share	0.08	0.10	0.19	0.04	0.41

2002
Operating data (1):
Total revenue	$16,048	$16,660	$21,486	$34,213	$88,407
Income (loss) from continuing operations	(4,036)	(2,640)	2,729	11,919	7,972
Net income (loss)	(3,971)	(2,549)	1,884	3,409	(1,227)
Diluted earnings (loss) per share from continuing operations	(0.19)	(0.15)	0.01	0.25	(0.06)
Diluted earnings (loss) per share	(0.19)	(0.14)	(0.02)	0.02	(0.31)
Other data:
FFO	$3,134	$3,998	$7,878	$10,006	$25,016
FFO per share	0.09	0.11	0.21	0.26	0.67

2001
Operating data (1):
Total revenue	$16,304	$18,430	$30,995	$39,935	$105,664
Income (loss) from continuing operations	(3,559)	(1,200)	11,218	19,359	25,818
Net income (loss)	(3,507)	(989)	11,449	19,215	26,168
Diluted earnings (loss) per share from continuing operations	(0.18)	(0.10)	0.26	0.45	0.47
Diluted earnings (loss) per share	(0.18)	(0.10)	0.26	0.45	0.47
Other data:
FFO	$20,989	$20,607	$18,233	$11,017	$70,846
FFO per share	0.45	0.44	0.39	0.24	1.52

(1)	The operating data reflect the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements.” SAB 101 effectively defers recognition of Percentage Rent from the first and second quarters to the third or fourth quarters. SAB 101 has no impact on the Company’s distribution policy, cash flow or the annual recognition of Percentage Lease revenue.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, we believe FFO is a useful measure in evaluating the Company’s operating performance by disregarding (or adding back) historical cost depreciation. Additionally, FFO per share targets are used to determine a significant portion of the incentive compensation of the Company’s senior management.

NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in compliance with the NAREIT definition. Therefore, FFO and FFO per share are presented to assist investors in analyzing the performance of the Company. While we believe our calculation of FFO and FFO per share conforms to the NAREIT definition, our method of calculating FFO and FFO per share may be different from methods used by other REITs. Accordingly, the Company’s method of calculating FFO and FFO per share may not be comparable to other REITs. Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company’s operating performance.

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except share and per share data):

	2003	2002	2001	2000	1999
Net income (loss) applicable to common shareholders	$(18,144)	$(11,210)	$16,185	$34,791	$26,665
Depreciation	34,154	36,492	38,536	37,399	36,081
Depreciation included in discontinued operations	389	644	844	799	739
Minority interest, common	(564)	(380)	615	1,525	1,207
(Gain) loss on sale of hotels	57	(530)	250	214	—

Basic FFO (2)	$15,892	$25,016	$56,430	$74,728	$64,692

Minority interest, preferred (1)	—	—	4,433	4,693	4,693
Preferred share dividends (1)	—	—	9,983	9,983	9,983

Diluted FFO (2)	$15,892	$25,016	$70,846	$89,404	$79,368

Denominator for basic earnings per share	37,357,033	35,954,229	34,293,929	34,193,546	34,068,943
Weighted average:
Common Units	1,167,425	1,231,494	1,320,403	1,520,832	1,568,101

Denominator for basic FFO per share	38,524,458	37,185,723	35,614,332	35,714,378	35,637,044

Denominator for diluted earnings per share	37,462,742	36,088,951	34,461,134	34,251,885	34,149,108
Weighted average:
Common Units	1,167,425	1,231,494	1,320,403	1,520,832	1,568,101
Class B Preferred Units (1)	—	—	3,899,170	4,063,329	4,063,329
Series A Preferred Shares (1)	—	—	6,857,493	6,857,493	6,857,493

Denominator for diluted FFO per share	38,630,167	37,320,445	46,538,200	46,693,539	46,638,031

Basic FFO per share (2)	$0.41	$0.67	$1.58	$2.09	$1.82

Diluted FFO per share (2)	$0.41	$0.67	$1.52	$1.91	$1.70

(1)	For 2003 and 2002, the conversion of the Series A Preferred Shares and the Class B Preferred Units into common shares is anti-dilutive and, therefore, are not included in the calculation of FFO per share.
(2)	NAREIT and the SEC issued guidance during 2003 clarifying that impairment losses should not be excluded from the calculation of FFO. The table above complies with the new guidance. In the Company’s previously reported 2002 FFO calculations, the Company excluded impairment losses. In addition, the Company previously excluded an extraordinary loss from its calculation of FFO in 2000. Based on a new accounting pronouncement which changed the classification of this loss, this loss is no longer excluded from the calculation of 2000 FFO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Years ended December 31,		Percentage increase (decrease)
	2003	2002
The Hotels (1)
Occupancy	69.94%	71.19%	(1.76%)
ADR	$90.67	$94.95	(4.51%)
RevPAR	$63.42	$67.59	(6.17%)
Upscale, extended-stay hotels (2):
Occupancy	73.32%	74.96%	(2.19%)
ADR	$92.98	$97.21	(4.35%)
RevPAR	$68.17	$72.87	(6.45%)
Limited service hotels (3):
Occupancy	59.59%	59.65%	(0.10%)
ADR	$81.97	$86.22	(4.93%)
RevPAR	$48.85	$51.43	(5.02%)

(1)	66 hotels, includes one hotel sold on September 10, 2003 for the period owned by the Company, but excludes the Company’s Quality Inn hotel located in Atlantic City, NJ.
(2)	51 hotels, includes one hotel sold on September 10, 2003 for the period owned by the Company.
(3)	15 hotels, excludes the Company’s Quality Inn hotel located in Atlantic City, NJ.

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

The Company reviews its hotel properties for “impairment” whenever events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. The Company reviewed each of its hotel properties at December 31, 2003 for impairment and, based on its estimate of each hotel’s future undiscounted cash flows, determined that an impairment existed on three of its hotels at December 31, 2003. In determining each hotel’s future undiscounted cash flows, we made many assumptions and estimates, including the following: (1) annual cash flow growth rates for revenues and expenses, (2) holdings periods of the hotels, (3) expected remaining useful lives of the hotels, (4) future capital expenditure requirements, and (5) fair value of the hotel upon disposition, if appropriate. The Company recorded an impairment charge of approximately $15,200,000 in the fourth quarter of 2003 on these three hotels. If the Company’s estimate of the future cash flows of the hotels were to decrease in future periods, the Company may be required to recognize further impairment charges in such periods and the impairment charges may be significant.

Income Taxes. The TRSs have cumulative future income tax deductions of $680,000 at December 31, 2003 and the gross deferred tax asset associated with these future tax deductions was $258,000. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset. The TRSs considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the TRSs were to determine that it could realize all or a portion of the deferred tax asset in the future, the TRSs would record a reduction in the valuation allowance and recognize a deferred income tax benefit in the same amount.

Results of Operations

The following paragraphs discuss the results of operations for the Company.

Comparison of the Year Ended December 31, 2003 (“2003”) to the Year Ended December 31, 2002 (“2002”)

The Company’s revenues remained relatively constant in 2003. The Company had revenues for 2003 of $88,741,000, consisting of $81,013,000 of Percentage Lease revenue from the Lessees, $7,292,000 of hotel operating revenue and $436,000 of other revenue, compared with $88,407,000 for 2002, consisting of $87,776,000 of Percentage Lease revenue from the Lessees and $631,000 of other revenue. The decline in Percentage Lease revenue was due to the TRS Transaction and the 6.17% decline in RevPAR at the Hotels. With the completion of the TRS Transaction and the Wyndham Lease Termination Transaction, the Percentage Lease revenue from the Lessees will be substantially less in 2004 while its hotel operating revenue will be substantially greater.

In June 2003, the Company acquired a Quality Inn hotel located in Atlantic City, NJ and leased it to a taxable REIT subsidiary (“TRS”). On December 1, 2003, the Company acquired 23 Percentage Leases from the IH Lessee and entered into management agreements with the IH Manager to manage the hotels. See “Business – General – Restructuring Transactions” in Part I of this Form 10-K. The Company recognizes hotel level operating revenues and expenses related to hotels leased to TRSs and managed by the IH Manager.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $36,740,000 in the aggregate for 2003 compared with $39,068,000 for 2002. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully-depreciated in 2003 and the elimination of depreciation on a hotel which was sold in the third quarter of 2002, partially offset by the depreciation of renovations completed during 2003 and depreciation on the Saddle River, NJ and Atlantic City, NJ hotels.

Interest expense for 2003 was $17,422,000 compared with $17,485,000 for 2002. This decrease was due primarily to principal reductions on the Company’s amortizing debt, the repayment of all borrowings outstanding on the Company’s uncollateralized $135 million line of credit (the “Line of Credit”) in June 2002, and decreases in the interest rates on the Company’s variable rate debt.

Property taxes and insurance was $12,221,000 in 2003 compared with $12,104,000 for 2002. This increase was due primarily to an increase in property taxes on the Saddle River, NJ and Atlantic City, NJ hotels of $181,000 and $77,000, respectively, and increases in various other Hotels’ property taxes partially offset by the receipt of refunds of prior year taxes paid or a reduction in the accrual for certain prior year taxes of $360,000.

General and administrative expenses increased $1,321,000, to $5,246,000 in 2003 from $3,925,000 in 2002. This increase was due primarily to an increase in franchise taxes paid to certain states of $219,000, an increase in trustee and officer insurance premiums of $279,000, increases in salaries and benefits related primarily to additional personnel of $371,000, increases in trustee fees and expenses related to meetings held in conjunction with the TRS Transaction of $66,000, costs incurred in complying with certain Sarbanes-Oxley and similar rules of $98,000 and increases in legal expenses of $44,000.

Other charges increased $13,000,000 to $16,467,000 in 2003 compared to $3,467,000 in 2002. This increase is primarily due to an impairment charge on three of the Company’s Hotels of approximately $15,243,000 and an increase in advisory fees and transaction costs related to the TRS Transaction of approximately $1,644,000, which were partially offset by a reduction in legal fees and settlement costs related to the litigation with the Company’s former Chief Operating Officer of approximately $3,887,000. See Note 12 to the Company’s financial statements beginning on page F-1.

Net loss applicable to common shareholders for 2003 was $18,144,000, or $0.49 per diluted share, compared with net loss of $11,210,000, or $0.31 per diluted share, for 2002. This change is due primarily to the factors discussed previously.

Comparison of the Year Ended December 31, 2002 (“2002”) to the Year Ended December 31, 2001 (“2001”)

The Company had revenues for 2002 of $88,407,000, consisting of $87,776,000 of Percentage Lease revenue from the Lessees and $631,000 of other revenue, compared with $105,664,000, $104,285,000 and $1,379,000, respectively, for 2001. The decrease in Percentage Lease revenue of $16,509,000, or 15.8%, was due primarily to a 11.9% RevPAR decrease at the Hotels, which resulted primarily from a slowing economy beginning in early 2001 and the materially adverse effects of the September 11, 2001 attacks on travel, particularly business travel that historically has driven the Company’s business. The Company’s eight hotels in the Silicon Valley area of California were affected more dramatically than the remainder of the portfolio, due to the reliance of these hotels on technology related business. These eight hotels experienced a RevPAR decline of 24.2% in 2002 and represented approximately 19.6% of the Company’s Percentage Lease revenue in 2002. The decrease in Percentage Rent was partially offset by an increase in Base Rent. Generally, on January 1 of each year, the Base Rent (and the room revenue threshold used in the Percentage Rent calculation) for each hotel increases based on the change in the U.S. Consumer Price Index (the “CPI”) for the previous year.

Depreciation and Amortization were $39,068,000 in the aggregate for 2002 compared with $40,872,000 for 2001. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully depreciated in 2002 and the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA, partially offset by the depreciation of renovations completed during 2001, depreciation on the Residence Inn by Marriott hotel located in Saddle River, NJ which was placed in service on September 15, 2002, and the amortization of the costs incurred in obtaining a Line of Credit amendment (see “Liquidity and Capital Resources – Financing” below).

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

Property taxes and insurance increased by $1,595,000 in 2002, compared with 2001. This increase was due primarily to (i) a $1,102,000 increase in insurance premiums, (ii) property taxes and insurance on the Saddle River, NJ hotel and (iii) the receipt in 2001 of certain real estate tax refunds that did not re-occur in 2002. The Company renewed its insurance policies effective November 1, 2002, and the premiums increased an average of 26.3% from the previous policy year.

General and administrative expenses increased by $340,000 in 2002, compared with 2001. This increase primarily resulted from the elimination of the bonus accrual for the Company’s executives in 2001.

Other charges increased $2,685,000, due primarily to the conditional settlement of litigation with the Company’s former Chief Operating Officer ($2,946,000) and an increase in legal fees related to this litigation ($72,000), partially offset by a decrease in costs incurred in connection with the Company’s consideration of its alternatives under the REIT Modernization Act ($161,000) and the lease termination expense recognized in 2001 upon the termination of the West Hollywood, CA lease ($172,000), which did not re-occur in 2002.

The Company recorded impairment losses in 2002 (which are included in “discontinued operations” in the statements of operations) of $10,213,000 on two hotels it classified as held for sale.

The Company recognized a $530,000 gain in 2002 from the sale of its Summerfield Suites by Wyndham hotel located in West Hollywood, CA in July 2002.

Net loss applicable to common shareholders for 2002 was ($11,210,000), or ($0.31) per diluted share, compared with net income of $16,185,000, or $0.47 per diluted share, for 2001. This change is due primarily to the factors discussed previously.

Liquidity and Capital Resources

During 2003, the Company’s principal source of liquidity was rent payments from the Lessees under the Percentage Leases, and the Company was dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. However with the completion of the TRS transaction in 2004, the Company’s principal source of liquidity will now be derived from hotel operations. The Company expects that its cash from hotel operations during 2004 may not be adequate to meet all of its liquidity and capital expenditure needs during the year. The Company currently expects to fund any liquidity or capital expenditure shortfall and its external growth objectives primarily with the Company’s current cash on hand (including the excess proceeds received from the Series C Preferred Share offering of approximately $22,000,000), by borrowing on its Line of Credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and restricted cash equivalents) at December 31, 2003 and 2002 were $17,172,000 and $35,518,000, including $246,000 and $7,227,000, respectively, which the Company was required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $7,340,000 and $6,924,000 at December 31, 2003 and 2002, respectively, that was held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities decreased from $53,844,000 in 2002, to $51,152,000 in 2003. The decrease in net cash provided by operating activities was primarily the result of an increase in net loss between periods of approximately $6,934,000, offset partially by an increase in accounts payables, accrued expenses and payable to manager of approximately $2,519,000.

Net cash used in investing activities was $31,014,000 for the year ended December 31, 2003. This was comprised primarily of renovations at certain hotels for $26,999,000, the acquisition of a hotel in Atlantic City, NJ for $8,665,000 and the acquisition of leases from the IH Lessee for $3,895,000, which were partially offset by the net proceeds from the sale of the Residence Inn by Marriott located in Winston Salem, NC of $1,990,000 and withdrawals of $6,565,000 in cash from certain restricted cash accounts for renovations completed during the period.

Net cash used in investing activities was $13,872,000 for the year ended December 31, 2002. This was comprised primarily of renovations at certain hotels of $17,315,000 and costs on the Company’s hotel development in Saddle River, NJ of $13,824,000 (including franchise fees of $69,000), which were partially offset by the net proceeds from the sale of the Summerfield Suites by Wyndham hotel located in West Hollywood, CA of $12,280,000 and withdrawals of $4,987,000 in cash from certain restricted cash accounts for renovations completed during the period.

Net cash used by financing activities was $31,919,000 for the year ended December 31, 2003, consisting primarily of distributions paid of $25,865,000; the redemption of 121,071 Common Shares for $1,055,000 in connection with the litigation settlement with the Company’s former Chief Operating Officer, loan costs paid of $278,000; principal payments on amortizing debt of $4,556,000; and shelf registration costs and preferred share offering costs paid of $165,000.

Net cash used by financing activities was $23,682,000 for the year ended December 31, 2002, consisting primarily of distributions paid of $23,686,000; the redemption of 22,909 Common Units in the Partnership for $236,000; loan costs paid of $300,000; net repayments on the Line of Credit of $21,000,000; and principal payments on amortizing debt of $3,386,000, which were partially offset by $24,926,000 of net proceeds from the issuance of 2,600,000 common shares.

Distributions/Dividends

The Company has paid regular distributions on its common shares and Common Units. The quarterly distribution for the first quarter of 2003 was $0.08 per common share or unit and $0.03 per common share or unit for the second, third and fourth quarters of 2003. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and each of the 2003 quarterly distributions was $0.275 per Class B Preferred Unit. Each Series A Preferred Share was entitled to annual dividends equal to the greater of (i) $2.15624 ($0.53906 payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share was convertible (1.4811). The Company paid a dividend of $0.53906 on each Series A Preferred Share for each of the first three quarters of 2003 and paid a dividend of $0.49114 for the fourth quarter of 2003 (due to the redemption of the Series A Preferred Shares in January 2004). The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

At December 31, 2003 the Company had outstanding an aggregate of 4,630,000 8.625% Series A Preferred Shares. Each Series A Preferred Share was convertible into 1.4811 common shares at any time. The Series A Preferred Shares were redeemable by the Company after May 18, 2003 for $25 per share and had no stated maturity or sinking fund requirements. Each Series A Preferred Share had a liquidation preference of $25 per share.

On January 20, 2004, the Company completed an offering of 5,800,000 8.0% Series C cumulative preferred shares (the “Series C Preferred Shares”). The Series C Preferred Shares may be redeemed at the $25 liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Each Series C Preferred Share is entitled to a quarterly dividend of $0.50. The net proceeds from the offering were approximately $140 million and the Company used approximately $118 million to redeem all of the Company’s outstanding Series A Preferred Shares and the balance will be used for general corporate purposes.

Financing

In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company had bank-funding commitments available under the Line of Credit of approximately $125,000,000 at December 31, 2003. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement, and at December 31, 2003 was approximately $125 million (assuming the proceeds were used for the acquisition of hotel properties). During the first quarter of 2002, the Company negotiated an amendment to the Line of Credit. This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%. The interest rate on the Line of Credit, as amended, is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. In January 2004, the Company obtained an extension of the Line of Credit amendment obtained in the first quarter of 2002, which is effective until March 31, 2004. The Line of Credit matures July 31, 2004. At December 31, 2003, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the operating environment in 2004 worsens substantially from the Company’s current expectations and the Company violates the amended covenants, or if the Company fails to renew or replace the Line of Credit prior to its maturity in July 2004, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to its shareholders, significantly reduce its planned capital expenditures and/or modify its acquisition, development or disposition strategies.

The following table summarizes certain information concerning the Company’s debt at December 31, 2003 and 2002:

	2003	2002
Investment in hotels, at cost	$856,016,000	$863,818,000
Debt	232,174,000	236,730,000
Percentage of debt to investment in hotels, at cost	27.1%	27.4%
Percentage of fixed rate debt to total debt	95.7%	95.8%
Weighted average implied interest rates on:
Fixed rate debt	7.54%	7.54%
Variable rate debt	1.15%	1.30%
Total debt	7.26%	7.28%
Number of hotels properties:
Encumbered	39	39
Unencumbered	28	28

Future scheduled principal payments for the Company’s debt at December 31, 2003 are as follows (in thousands):

Year	Amount
2004	$4,883
2005	5,884
2006	6,399
2007	27,566
2008	6,006
Thereafter	181,436

$232,174

In the future, the Company may seek to increase or decrease the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Company’s debt limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, bear a fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent. The Company has no interest rate hedging instrument exposure, financial derivatives or forward equity commitments.

Capital Expenditures

The Percentage Leases generally require the Company to make available an amount equal to 4% or 5% of room revenues from the Hotels, on a monthly basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels. Each of the Company’s term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to 5% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Please also see “Business – Narrative Description of Business – Internal Growth Strategy – Capital Improvements, Renovation and Refurbishment” above.

Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the Hotels, such as Marriott’s requirements to substantially upgrade and “refresh” the Company’s Generation 1 Residence Inn by Marriott hotels. Management believes that for the foreseeable future the Company will continue to spend substantially more on capital expenditures than it is required to make available to the Lessees under the Percentage Leases or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include, for any given year, market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2004, management expects to spend approximately $20 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to borrow under the Line of Credit.

Related Party Transactions

The Company has entered into a number of transactions and arrangements that involve conflicts of interest. For a description of the transactions and arrangements, please see “Risk Factors – Conflicts of Interest and Related Party Transactions” below. Please also see Notes 9, 10 and 11 to the Company’s financial statements that begin on page F-1.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

	Payments due by period (000’s)
Obligation	2004	2005	2006	Thereafter	Total
Debt	$4,883	$5,884	$6,399	$215,008	$232,174
Ground leases (1)	509	509	509	19,083	20,610
Construction contracts (2)	7,381	—	—	—	7,381
Franchise obligations (3)	—	—	—	—	—
Management agreement obligations (4)	—	—	—	—	—
Tax indemnifications (5)	—	—	—	—	—

	$12,773	$6,393	$6,908	$234,091	$260,165

(1)	The Company has two fifty-year term ground leases expiring August 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties. Minimum annual rent payable under these leases is approximately $509,000 in the aggregate, subject to increase based on increases in the consumer price index.
(2)	The Company has executed approximately $7.4 million in purchase orders and other construction contracts for work to be completed in 2004.
(3)	The TRSs have obligations under the franchise licenses for each its hotel properties. The TRSs are required to pay the franchisors a variety of fees including franchise and marketing fees which are based on fixed percentages of room revenues. The TRSs are also required to pay Marriott the Conversion Fee and potential incentive fee as described in Note 1 to the Company’s financial statements. See also Note 9 to the Company’s financial statements.
(4)	See “Properties – The Management Agreements” for a description of the TRSs obligations under the management agreements with the IH Manager.

(5)	With respect to 13 of the Hotels, if the Company were to sell those Hotels in taxable transactions, the Company would become liable for certain tax liabilities incurred by Unit holders who exchanged interests in those Hotels for Units in the Partnership when the Company acquired the Hotels. The tax reimbursement liability with respect to a Hotel is generally limited to a period within 10 years of the Hotel’s acquisition date. However, we cannot predict whether, when or to what extent the Company may incur liability under these indemnifications.

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

Inflation

Operators of hotels, including the Lessees and the IH Manager, generally possess the ability to adjust room rates quickly. However, competitive pressures and other factors have limited and may in the future limit the ability of the Lessees and any third-party managers retained by the Lessees to raise room rates in response to inflation. In fact, room rates have decreased over the last two years while inflation has been modest. However, there can be no assurance that these modest inflation levels will not increase in future years or that the Company will not continue to be constrained from raising room rates.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2003, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

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

Accrual for reported and unreported health plan claims. The IH Lessee sponsors a self-insured health plan for its and the Company’s employees. The IH Lessee provides for both (i) claims reported, but unpaid, at December 31, 2003 and (ii) unreported claims. The IH Lessee has based its accrual on its prior claims experience and current trends in claim payments. The IH Lessee believes that it has made an adequate provision for both reported, but unpaid claims and unreported claims and, at December 31, 2003, the provision was $860,000. However, the actual payments for these claims could exceed such provision.

Results of Operations

Comparison of Year Ended December 31, 2003 (“2003”) to the Year Ended December 31, 2002 (“2002”)

The IH Lessee had total revenue for 2003 of $169,852,000, consisting of $164,100,000 of room revenue and $5,752,000 of other revenue. Room revenue decreased by $14,749,000, or 8.2%, from $178,849,000 in 2002. This decrease is partially attributable to the TRS Transaction, in which the IH Lessee sold 23 Percentage Leases to the Company for approximately $3.9 million in December 2003. The room revenue for those 23 hotels for December 2003 was $7,021,000. In addition, there was a decrease in RevPAR at the 60 IH Lessee-managed Hotels of 6.6%. The lower revenues are attributable to a slowing economy which began in early 2001 and the materially adverse effects of the September 11, 2001 attacks on travel, particularly business travel that historically has driven the Hotels’ business. Seven hotels in the Silicon Valley area of California were affected more dramatically than the remainder of the portfolio, due to the reliance of these hotels on technology related business. These seven hotels experienced a RevPAR decline of 21.1% in 2003.

Departmental and unallocated operating expenses decreased by $4,707,000, or 4.7%, to $94,641,000 in 2003 from $99,348,000 in 2002. Departmental and unallocated operating expenses actually increased when expressed as a percentage of total revenue, from 53.4% in 2002 to 55.7% in 2003, as revenues fell more than operating expenses. In addition, IH Lessee recognized management fee revenue of $713,000 and a gain on the sale of leases in connection with the TRS Transaction of $3,895,000. Lastly, due to a 2003 revision to the December 2002 litigation settlement agreement with its former President, the accrued litigation settlement liability was reduced by approximately $1,600,000 in 2003. As a result of these items, net income for 2003 was $2,064,000, which was an increase of $7,819,000 from a net loss of $5,755,000 for 2002.

Comparison of Year Ended December 31, 2002 (“2002”) to the Year Ended December 31, 2001 (“2001”)

The IH Lessee had total revenue for 2002 of $186,068,000, consisting of $178,849,000 of room revenue and $7,219,000 of other revenue. Room revenue decreased by $21,168,000, or 10.6%, from $200,017,000 in 2001. This decrease was primarily due to decreases in RevPAR at the 44 IH Lessee-managed Hotels of 10.5% and at the 17 Marriott-managed Hotels leased by the IH Lessee of 14.0%. The lower revenues were attributable to a slowing economy beginning in early 2001 and the materially adverse effects of the September 11, 2001 attacks on travel, particularly business travel that historically has driven the Hotel’s business. The IH Lessee’s seven hotels in the Silicon Valley area of California were affected more dramatically than the remainder of the portfolio, due to the reliance of these hotels on technology related business. These seven hotels experienced a RevPAR decline of 24.1% in 2002.

Departmental and unallocated operating expenses decreased by $5,853,000, or 5.6%, to $99,348,000 in 2002 from $105,201,000 in 2001. Departmental and unallocated operating expenses actually increased when expressed as a percentage of total revenue, from 50.3% in 2001 to 53.4% in 2002, as revenues fell more than operating expenses. Insurance costs increased by $446,000, or 41.6%, due to premium increases incurred during its policy renewals in November 2001 and 2002. Lessee overhead increased by $350,000, or 7.4%, due to lower interest income on its temporary cash investments, the decrease in dividends received on the Innkeepers common shares held by the IH Lessee and the costs of the litigation settlement with its former Vice President of Operations, which were partially offset by reduced corporate staffing costs. The IH Lessee also recorded a litigation settlement charge of $5,875,000 related to the conditional settlement of the litigation with its former President and minority shareholder in 2002. Percentage Lease payments decreased by $13,946,000, or 14.8%, due to the decrease in room revenue at the hotels resulting in lower Percentage Rent payable to the Company; the effect of the declining room revenues on the Percentage Lease payments was not as pronounced at hotels where Base Rent was reached. As a result of these items, net loss for 2002 was $5,755,000, which was a decrease of $10,143,000 from $4,388,000 in net income for 2001.

Liquidity	and Capital Resources

During 2003, the IH Lessee’s principal source of revenue was the revenue derived from the hotels it operated under leases from the Company. The IH Lessee was dependent on this revenue to provide cash for the payment of its operating expenses, insurance, overhead and rent under the Percentage Leases. The IH Lessee had a shareholder deficit of $1.8 million at December 31, 2003 and was dependent upon the cash flow from operating activities to meet substantially all of its liquidity needs, including working capital.

The IH Lessee’s net cash used by operating activities was $9,117,000 and $1,705,000 in 2003 and 2002, respectively. The increase in cash used by operating activities of $7,412,000 was due primarily to a decrease in (i) accounts payable and accrued expenses of $1,027,000, (ii) payable to Manager of $2,340,000, (iii) due to partnership of $2,132,000 and (iv) a decrease in net income (net of the non-cash items) of $2,816,000. Net cash from investing activities changed from cash used of $50,000 in 2002 to cash provided of $1,178,000 in 2003. This increase was primarily the result of the sale of marketable securities for $1,220,000. Net cash used by financing activities was $1,826,000 and $976,000 in 2003 and 2002, respectively, which consisted primarily of distributions paid to the IH Lessee’s shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. At December 31, 2003, the Company had total outstanding indebtedness of approximately $232,174,000. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 95.7% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 7.54% at December 31, 2003. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at December 31, 2003, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$4,883	$5,884	$6,399	$27,566	$6,006	$171,436	$222,174	$222,174
Average Interest Rate	7.57%	7.57%	7.59%	8.03%	7.46%	7.46%	7.54%	—
Variable Rate	—	—	—	—	—	$10,000	$10,000	$10,000
Average Interest Rate	—	—	—	—	—	1.15%	1.15%	—

The table incorporates only those exposures that existed as of December 31, 2003 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

The Company’s Line of Credit, on which we currently have no outstanding borrowings, matures in July 2004. All of our other debt matures in 2007 or thereafter.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included herein and begins on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Innkeepers USA Trust

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(d).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of December 31, 2003, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Innkeepers Hospitality

The IH Lessee has advised the Company that it evaluated, under the supervision and with the participation of Innkeepers Hospitality’s management (including its vice president of accounting), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(d).

The IH Lessee has advised the Company that based on this evaluation of such disclosure controls and procedures, Innkeepers Hospitality’s vice president of accounting has concluded that such controls were effective as of December 31, 2003, are operating as designed and will alert him on a timely basis to any material information relating to Innkeepers Hospitality required to be included in the Company’s periodic SEC filings.

The IH Lessee has advised the Company that there has been no change in the IH Lessee’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the IH Lessee’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Incorporated herein by reference from “Proposal One – Election of Trustees” and “Executive Compensation – Executive Officers” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 5, 2004.

Item 11.	Executive Compensation

Incorporated herein by reference from “Executive Compensation” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 5, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from “Executive Compensation – Equity Compensation Plans” and “Ownership of the Company’s Common Shares” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 5, 2004.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 5, 2004.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from “Principal Accountant Fees” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 5, 2004.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Financial Statements

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Reports on Form 8-K

An Item 7 and 12 current report on Form 8-K, dated November 4, 2003, was filed with the Securities and Exchange Commission on November 4, 2003.

An Item 5 and 7 current report on Form 8-K, dated December 5, 2003, was filed with the Securities and Exchange Commission on December 5, 2003.

An Item 5 and 7 current report on Form 8-K, dated December 19, 2003, was filed with the Securities and Exchange Commission on December 19, 2003.

An Item 7 current report on Form 8-K, dated December 23, 2003, was filed with the Securities and Exchange Commission on December 23, 2003.

Exhibits

Exhibit Number	Description of Exhibits
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003).

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference).

10.1(a)	Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.1(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 1, 1997.*

10.1(c)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 23, 1997.*

10.1(d)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of March 1, 1998.*

10.1(e)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of January 20, 2004.*

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.3	Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.4	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.5	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997, and incorporated herein by reference).

10.6(a)	Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.6(a) to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.6(b)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of October 9, 1998.*

10.6(c)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of November 13, 2000.*

10.6(d)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of December 31, 2003.*

10.6(e)	Severance Agreement between Innkeepers USA Trust and David Bulger, dated as of January 1, 2004.*

10.6(f)	Severance Agreement between Innkeepers USA Trust and Gregory M. Fay, dated as of January 1, 2004.*

10.6(g)	Severance Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of January 1, 2004.*

10.7	Form of Non-Compete Agreement between Innkeepers USA Trust and Jeffrey H. Fisher (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 12, 2003, and incorporated herein by reference).

10.8	Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.9	Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.10(a)	Amended and Restated Credit Agreement, dated as of July 31, 2001, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., Credit Lyonnais New York Branch and the lenders named therein (previously filed as Exhibit 10.10(a) to the Company’s Current Report on Form 8-K filed December 23, 2003, and incorporated herein by reference).

10.10(b)	First Amendment of Amended and Restated Credit Agreement, dated April 19, 2002 and effective as of March 29, 2002, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent (previously filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-k filed May 31, 2002, and incorporated herein by reference).

10.10(c)	Second Amendment of Amended and Restated Credit Agreement, dated January 31, 2003 and effective as of December 31, 2002, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent (previously filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K filed on February 15, 2003, and incorporated herein by reference).

10.10(d)	Third Amendment of Amended and Restated Credit Agreement, dated January 21, 2004 and effective as of December 31, 2003, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent.*

10.11	Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company’s Form 8-K filed on November 22, 1996, and incorporated herein by reference).

10.12	Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.13	Form of percentage lease agreement for Summerfield acquisition hotels (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.14	Agreement on Franchise-Related matters between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Management Company, L.P., dated as of June 20, 1997, (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.15	Lease Master Agreement between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Lease Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.4 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.16	Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.17	Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.18	Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.19	Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.20	Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.21	Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.21 (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.22	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.23	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.24	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.25	Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.26	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.27	Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.28	Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.29	Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.30	Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.31	Master Lease Assignment Agreement, dated as of August 8, 2003, by and among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Innkeepers Hospitality, Inc., Innkeepers Hospitality Management, Inc., and various affiliates thereof (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein)).

10.32	Form of Hotel Management Agreement between KPA Leaseco, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.33	Form of Pooling and Cumulation Agreement by and among KPA Leaseco, Inc., KPA Leaseco II, Inc., KPA Leaseco III, Inc., KPA Leaseco IV, Inc., KPA Leaseco V, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.34	Omnibus Agreement for a 17-hotel conversion, between Residence Inn by Marriott, Inc., TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.35	Lease Termination Agreement, dated as of February 27, 2004, among Summerfield KPA Lessee, L.P., Summerfield Hotel Leasing Company, L.P., Patriot American Hospitality Partnership, Innkeepers Summerfield General, L.P., Innkeepers Summerfield General II, L.P. and Innkeepers Sunrise Tinton Falls, L.P*

10.36.	Form of Summerfield Suites by Wyndham Franchise Agreement to be applicable to Summerfield Suites by Wyndham hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA*

10.37	First Amendment to Summerfield Suites by Wyndham Franchise Agreements referenced in Exhibit 10.36 above.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Vice President of Accounting of Innkeepers Hospitality.*

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Vice President of Accounting of Innkeepers Hospitality.*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNKEEPERS USA TRUST

March 9, 2004	/s/ Jeffrey H. Fisher
Chairman of the Board and President

March 9, 2004	/s/ David Bulger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 9, 2004	/s/ Gregory M. Fay
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Jeffrey H. Fisher Jeffrey H. Fisher	Chief Executive Officer, President and Chairman of the Board, (Principal Executive Officer)	March 9, 2004

/s/ David Bulger David Bulger	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2004

/s/ Gregory M. Fay Gregory M. Fay	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2004

/s/ Miles Berger Miles Berger	Trustee	March 9, 2004

/s/ Randall L. Churchey Randall L. Churchey	Trustee	March 9, 2004

Thomas J. Crocker	Trustee	March 9, 2004

/s/ Jack P. DeBoer Jack P. DeBoer	Trustee	March 9, 2004

/s/ C. Gerald Goldsmith C. Gerald Goldsmith	Trustee	March 9, 2004

/s/ Rolf E. Ruhfus Rolf E. Ruhfus	Trustee	March 9, 2004

Joel F. Zemans	Trustee	March 9, 2004

Report of Independent Auditors

To the Board of Trustees and Shareholders of

Innkeepers USA Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Innkeepers USA Trust at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas

March 9, 2004

Innkeepers USA Trust

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands, except share and per share data)

	2003	2002
ASSETS
Investment in hotel properties:
Land and improvements	$102,823	$101,104
Buildings and improvements	654,847	655,373
Furniture and equipment	92,206	104,513
Renovations in process	3,161	828
Hotels held for sale	2,979	2,000

	856,016	863,818
Accumulated depreciation	(189,156)	(180,789)

Net investment in hotel properties	666,860	683,029

Cash and cash equivalents	9,586	21,367
Restricted cash and cash equivalents	7,586	14,151
Accounts receivable	8,091	8,784
Prepaids and other	1,794	2,132
Deferred expenses and other	12,823	4,585

Total assets	$706,740	$734,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$232,174	$236,730
Accounts payable and accrued expenses	8,982	7,700
Payable to Manager	811	—
Franchise conversion fee obligations	5,249	—
Distributions payable	3,977	9,000
Minority interest in Partnership	51,689	52,458

Total liabilities	302,882	305,888

Commitments and contingencies (note 9)

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 4,630,000 shares issued and outstanding at December 31, 2003 and 2002	115,750	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,563,499 and 37,483,913 issued and outstanding at December 31, 2003 and 2002, respectively	376	375
Additional paid-in capital	393,349	393,259
Unearned compensation	(897)	(1,036)
Distributions in excess of earnings	(104,720)	(80,188)

Total shareholders’ equity	403,858	428,160

Total liabilities and shareholders’ equity	$706,740	$734,048

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

for the years ended December 31, 2003, 2002 and 2001

(in thousands, except share and per share data)

	2003	2002	2001
	(Note 13)	(Note 13)	(Note 13)
Revenue:
Hotel operating revenue
Rooms	$7,021	—	—
Telephone	81	—	—
Other	190	—	—
Percentage Lease revenue	81,013	$87,776	$104,285
Other revenue	436	631	1,379

Total revenue	88,741	88,407	105,664

Expenses:
Hotel operating expenses
Rooms	1,886	—	—
Telephone	90	—	—
Other	71	—	—
General and administrative	860	—	—
Franchise and marketing fees	540	—	—
Amortization of deferred franchise conversion fees	34	—	—
Advertising and promotions	326	—	—
Utilities	474	—	—
Repairs and maintenance	414	—	—
Management fees	356	—	—
Amortization of deferred lease acquisition cost	32	—	—
Insurance	59	—	—
Corporate expenses
Depreciation	34,154	36,492	38,536
Amortization of franchise costs	67	57	59
Ground rent	504	493	485
Interest expense	17,422	17,485	18,565
Amortization of loan origination fees	1,076	1,173	928
Property taxes and insurance	12,221	12,104	10,509
General and administrative (excluding amortization of unearned compensation)	5,246	3,925	3,585
Amortization of unearned compensation	1,443	1,346	1,349
Other charges	16,467	3,467	782

Total expenses	93,742	76,542	74,798

Income (loss) before minority interest	(5,001)	11,865	30,866
Minority interest, common	564	380	(615)
Minority interest, preferred	(4,273)	(4,273)	(4,433)

Income (loss) from continuing operations	(8,710)	7,972	25,818
Discontinued operations	549	(9,729)	600
Gain (loss) on sale of hotels	—	530	(250)

Net income (loss)	(8,161)	(1,227)	26,168
Preferred share dividends	(9,983)	(9,983)	(9,983)

Net income (loss) applicable to common shareholders	$(18,144)	$(11,210)	$16,185

Earnings (loss) per share data:
Basic – continuing operations	$(0.50)	$(0.06)	$0.46

Basic	$(0.49)	$(0.31)	$0.47

Basic – weighted average shares	37,357,033	35,954,229	34,293,929

Diluted – continuing operations	$(0.50)	$(0.06)	$0.46

Diluted	$(0.49)	$(0.31)	$0.47

Diluted – weighted average shares	37,357,033	35,954,229	34,461,134

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Shareholders’ Equity

for the years ended December 31, 2003, 2002 and 2001

(in thousands, except share and per share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Unearned Compensation	Distributions in Excess of Earnings	Total Shareholders’ Equity
	Shares	Redemption Value	Shares	Par Value
Balance at December 31, 2000	4,630,000	$115,750	34,758,786	$348	$368,025	$(4,821)	$(38,758)	$440,544

Issuance of restricted shares	—	—	1,000	—	10	(10)	—	—
Amortization of unearned compensation	—	—	—	—	—	1,349	—	1,349
Shelf registration statement costs	—	—	—	—	(24)	—	—	(24)
Allocation to minority interest	—	—	—	—	(577)	—	—	(577)
Conversion of Common Units	—	—	14,370	—	162	—	—	162
Net income	—	—	—	—	—	—	26,168	26,168
Distributions declared ($0.91 per common share)	—	—	—	—	—	—	(31,636)	(31,636)
Distributions declared ($2.16 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2001	4,630,000	115,750	34,774,156	348	367,596	(3,482)	(54,209)	426,003

Issuance of restricted shares	—	—	10,402	—	74	(74)	—	—
Issuance of common shares, net of $1,412 in costs	—	—	2,600,000	26	24,900	—	—	24,926
Amortization of unearned compensation	—	—	—	—	—	1,346	—	1,346
Write-off of shares vested under litigation settlement	—	—	—	—	—	1,174	—	1,174
Conversion of Common Units	—	—	99,355	1	689	—	—	690
Net loss	—	—	—	—	—	—	(1,227)	(1,227)
Distributions declared ($0.40 per common share)	—	—	—	—	—	—	(14,769)	(14,769)
Distributions declared ($2.16 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2002	4,630,000	115,750	37,483,913	375	393,259	(1,036)	(80,188)	428,160

Issuance of restricted shares	—	—	200,000	2	1,302	(1,304)	—	—
Share repurchase – Litigation settlement	—	—	(121,071)	(1)	(1,053)	—	—	(1,054)
Amortization of unearned compensation	—	—	—	—	—	1,443	—	1,443
Shelf registration statement costs	—	—	—	—	(25)	—	—	(25)
Preferred share offering costs	—	—	—	—	(140)	—	—	(140)
Conversion of Common Units	—	—	657	—	6	—	—	6
Net loss	—	—	—	—	—	—	(8,161)	(8,161)
Distributions declared ($0.17 per common share)	—	—	—	—	—	—	(6,388)	(6,388)
Distributions declared ($2.16 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2003	4,630,000	$115,750	37,563,499	$376	$393,349	$(897)	$(104,720)	$403,858

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

for the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(8,161)	$(1,227)	$26,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,195	39,712	41,716
Minority interests	3,709	3,893	5,048
Write-off of shares vested under litigation settlement	—	1,174	—
Impairment charge	15,243	6,500	—
(Gain) loss on sale of hotels	57	(530)	250
Reserve for loss on hotel classified as held for sale	—	3,713	—
Changes in operating assets and liabilities:
Accounts receivable	693	1,480	1,926
Prepaids and inventory	323	(445)	(1,145)
Accounts payable and accrued expenses	1,282	(426)	1,065
Payable to Manager	811	—	—

Net cash provided by operating activities	51,152	53,844	75,028

Cash flows from investing activities:
Investment in hotel properties	(35,664)	(31,070)	(36,837)
Proceeds from sale of hotels	1,990	12,280	—
Net withdrawals (deposits) into restricted cash accounts	6,565	4,987	(471)
Acquisitions of leases	(3,895)	—	—
Payments for initial franchise fee	(10)	(69)	—

Net cash used by investing activities	(31,014)	(13,872)	(37,308)

Cash flows from financing activities:
Proceeds from debt issuance	—	4,000	29,500
Payments on debt	(4,556)	(28,386)	(14,569)
Dividend reinvestment plan and shelf registration costs paid	(25)	—	(24)
Distributions paid to unit holders	(4,624)	(4,584)	(6,125)
Distributions paid to shareholders	(21,241)	(19,102)	(51,004)
Redemption of shares or units	(1,055)	(236)	(3,893)
Preferred share offering costs	(140)	—	—
Net proceeds from issuance of common shares	—	24,926	—
Loan origination fees and costs paid	(278)	(300)	(938)

Net cash used by financing activities	(31,919)	(23,682)	(47,053)

Net increase (decrease) in cash and cash equivalents	(11,781)	16,290	(9,333)
Cash and cash equivalents at beginning of year	21,367	5,077	14,410

Cash and cash equivalents at end of year	$9,586	$21,367	$5,077

Supplemental cash flow information:
Interest paid	$17,454	$17,492	$18,121

Supplemental disclosure of non-cash information – See Note 1 for a description of the assumption of liabilities for non-cash consideration in connection with the Marriott Takeback Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1. Organization

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at December 31, 2003, owned 67 hotels with an aggregate of 8,311 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”). The ownership of the Partnership was as follows at December 31, 2003 and 2002:

	Common Units	%	Class A Preferred Units	%	Class B Preferred Units	%
2003
Innkeepers	37,563,499	96.99%	4,630,000	100.00%	—	—
Third parties (1)	1,167,236	3.01%	—	—	3,884,469	100.00%

Total	38,730,735	100.00%	4,630,000	100.00%	3,884,469	100.00%

2002
Innkeepers	37,483,913	96.98%	4,630,000	100.00%	—	—
Third parties (1)	1,167,893	3.02%	—	—	3,884,469	100.00%

Total	38,651,806	100.00%	4,630,000	100.00%	3,884,469	100.00%

(1)	Includes certain members of the Company’s management and Board of Trustees.

The Hotels are comprised of 45 Residence Inn by Marriott hotels, 12 Hampton Inn hotels, five Summerfield Suites by Wyndham hotels, one Sunrise Suites hotel, one TownePlace Suites by Marriott hotel, one Courtyard by Marriott hotel, one Holiday Inn Express hotel and one Quality Inn. The Hotels are located in 22 states, with 10 hotels located in California, five each in New Jersey, Washington, Florida and Michigan, and four each in Illinois and Texas.

TRS Transaction. From January 1, 2003 through November 30, 2003, 60 of the Hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount (“Base Rent”) or, (b) if greater, percentage rent based on the room revenues of the Hotel (“Percentage Rent”). The IH Lessee operated 44 of the Hotels for that entire 11-month period (includes one hotel which was sold on September 10, 2003). Affiliates of Marriott International, Inc. (“Marriott”) operated 17 of the Hotels for part of 2003, under management agreements with the IH Lessee. At various times during April to July 2003, the IH Lessee terminated the Marriott management agreements for those 17 Hotels and began managing those Hotels directly. This transaction is discussed in more detail under “Management Conversion of Marriott-Managed Hotels” below. A Hotel acquired in June 2003 was leased by the Company to a wholly-owned taxable REIT subsidiary (“TRS”) of the Company, and the TRS engaged an affiliate of the IH Lessee (the “IH Manager”) to manage the Hotel. As of December 1, 2003, wholly-owned TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 of the Hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 Hotels. The IH Lessee continued to lease and manage 37 Hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, wholly-owned TRSs acquired the Percentage Leases on the remaining 37 Hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those Hotels as those Percentage Leases were acquired. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. We refer to the acquisition of Percentage Leases from the IH Lessee as the “TRS Transaction.”

Wyndham Lease Termination Transaction. During 2003, six of the Company’s Hotels were leased to affiliates of Wyndham International, Inc. (the “Summerfield Lessee”), and affiliates of the Summerfield Lessee operated those Hotels. The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” In February 2004, the Company and the Summerfield Lessee agreed to terminate the Percentage Leases (and related agreements) with the Summerfield Lessee. The Company agreed to, upon termination of a Percentage Lease with the Summerfield Lessee, (i) enter into a new Percentage Lease with a TRS on economic terms substantially similar to those in the terminated Percentage Lease, (ii) cause the TRS to enter into a management agreement with the IH Manager (which agreement will have terms similar to the management agreements entered into with the IH Manager in connection with the TRS Transaction) and (iii) cause the TRS to enter into a franchise agreement with an affiliate of Wyndham, with respect to the five Hotels operating under the Summerfield Suites by Wyndham brand. No consideration will be paid to the Summerfield Lessee or its affiliates in connection with the termination of the Summerfield Lessee’s Percentage Leases. This transaction is referred to as the “Wyndham Lease Termination Transaction.” The Company has closed the Wyndham Lease Termination Transaction with respect to one Hotel as of March 1, 2004 and expects to close the Wyndham Lease Termination Transaction with respect to the other five Hotels as of April 1, 2004.

After the closing of the Wyndham Lease Termination Transaction on April 1, 2004, all of the Company’s Hotels will be managed by the IH Manager under management agreements with the TRSs. As compared to the Company’s previous structure, it will be able (through our TRSs) to exercise relatively more control over the operations of the Hotels, more aggressively asset manage the Hotels, share in the profits and losses of the Hotels and present financial statements that more clearly depict the operations of the Hotels. Under the Company’s previous structure, the IH Lessee was responsible for paying rent under the Percentage Leases and retained all profits and bore all losses from operating the Hotels. After the TRS Transaction and the Wyndham Lease Termination Transaction, the TRSs are responsible for paying all of the operating expenses including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction described below in “Management Conversion of Marriott-Managed Hotels”, utility costs, and general repairs and maintenance. The Company is also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as real estate and personal property taxes, ground lease rent payments, and capital expenditures. As a result of the TRS Transaction and the Wyndham Lease Termination Transaction, hotel-level revenue will be reflected in the Company’s financial statements as “hotel operating revenue” and hotel-level expense will be reflected as “hotel operating expense.” Because the Company had Hotels operating under the previous structure during most of 2003, the accompanying statements of operations for 2003 still reflect “Percentage Lease revenue,” although the gross revenues for 23 Hotels for the month of December 2003 are reflected in “hotel operating revenue” (as opposed to Percentage Lease revenue) as they operated under the new structure during that month.

At December 31, 2003, the Company leased 35 of the Hotels to TRSs, 26 of the Hotels to the IH Lessee and six of the Hotels to the Summerfield Lessee pursuant to Percentage Leases which provide for Percentage Rent based on fixed percentages of annual room revenue both below and in excess of certain specified levels (“Thresholds”), subject to the Base Rent minimum. Base Rent and Thresholds increase each year based on the increase in the Consumer Price Index for the previous year.

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Lessee and the IH Manager. Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham International, Inc.

The aggregate purchase price of the Percentage Leases to be acquired under the TRS Transaction is $5.25 million in cash. The primary terms of the new management agreements with the IH Manager are as follows:

•	Base management fee of 3% of gross revenues.

•	Accounting services fee of $550 per hotel per month.

•	Incentive management fee of 50% of hotel available cash flow. Available cash flow is gross revenues less hotel operating expenses (including franchise fees), the base management fees, the accounting services fee and Percentage Lease rent (paid by the TRSs to the Company).

•	Initial term of 10 years (with 2 five year extension options).

In connection with the TRS Transaction, the Company assumed the franchise conversion fee obligations of the IH Lessee under the Marriott Takeback Transaction, as described below. These franchise conversion fee obligations are recorded as a liability (“franchise conversion fee obligations”) at their estimated fair value on the date of acquisition. The estimated fair value of the franchise conversion fee obligations was calculated as the present value of (1) the additional 1 1/2% franchise fee payable to Marriott for the first ten years of the new franchise agreements for the 17 affected hotels and (2) the annual $850,000 Conversion Fee payable to Marriott for the first ten years of the new franchise agreements for the 17 affected hotels. The franchise conversion fee obligations liability was $5,249,000 at December 31, 2003 and, on February 1, 2004, the Company recorded an additional liability of $5,696,000 when it closed on the purchase of the Percentage Leases for the remaining hotels. The Company also recognized a “deferred franchise conversion fees” asset in the same amount as the liabilities described above.

Management Conversion of Marriott-Managed Hotels. In March 2003, the Company, the IH Lessee, Marriott International, Inc. (collectively with its affiliates, “Marriott”) and various affiliates thereof entered into an agreement for a transaction under which the IH Lessee would (1) convert the agreements under which 17 of the Hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) become the manager of the hotels. Under the terms of the converted agreements, the IH Lessee (and the TRSs after the TRS Transaction) will (1) pay a franchise fee of 6 1/2% of room revenues to Marriott for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). The Conversion Fee is subject to an aggregate credit of $750,000 from Marriott to be applied against the 2004 and 2005 Conversion Fee otherwise payable for those years (or subsequent years if there is no Conversion Fee payable for those years). In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met. Based on the converted hotels’ 2003 room revenues, there will be no Conversion Fee due for 2004. The other fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. In connection with the TRS Transaction, the TRSs will assume the obligations to Marriott under the new franchise agreements, including payment of the Conversion Fee. This transaction is referred to as the “Marriott Takeback Transaction.” As of July 25, 2003, the IH Lessee completed the conversion of all 17 hotels from Marriott managed to Marriott franchised.

2. Summary of Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Innkeepers, and the Partnership and the TRSs after elimination of all intercompany accounts and transactions.

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

Under the Percentage Leases, routine repairs and maintenance at the Hotels are the responsibility of the lessees and are expensed as incurred; major renewals and betterments are the responsibility of the Company and are capitalized.

Upon sale or disposition of an asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

The Company periodically reviews the carrying value of each hotel property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and compares this to the investment in a hotel property to determine if the investment in such hotel is recoverable. If impairment is indicated, the carrying value of the hotel property is reduced to its estimated fair value based on the Company’s best estimate of the hotel’s discounted future cash flows.

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

Restricted cash and cash equivalents include amounts the Company was required to make available to the Lessees for the replacement and refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels and amounts held in escrow by certain lenders for the payment of insurance, real estate taxes and additional capital expenditures.

Deferred expenses. Deferred expenses are recorded at cost and consist of the following at December 31, 2003 and 2002:

	2003	2002
Loan origination fees and costs	$5,768	$5,658
Franchise conversion fees	5,249	—
Lease acquisition costs	3,895	—
Advances to IH Lessee	860	860
Franchise fees	839	829
Other	79	65

	16,690	7,412
Accumulated amortization	(3,867)	(2,827)

	$12,823	$4,585

Loan origination fees and costs are amortized using the interest method over the original terms of the related indebtedness, which are three to 12 years. The franchise conversion fees and the lease acquisition costs are amortized over the life of the related management agreements (i.e. 10 years) using the straight-line method. Amortization of franchise fees is computed using the straight-line method over the original lives of the franchise agreements, which range from approximately seven to 20 years.

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

Revenue recognition. At December 31, 2003, thirty two of the Hotels were leased by the Company to the Lessees under Percentage Lease agreements that provide for the payment of Percentage Rent based on room revenues, subject to minimum Base Rent. Base Rent is paid monthly and Percentage Rent is paid on a schedule set forth in each Percentage Lease. Percentage Rent is paid no later than 25 days subsequent to the end of each calendar quarter. Base Rent is recognized as income on a straight-line basis over the term of each Percentage Lease. Percentage Rent is recognized as income when room revenues exceed the annual specified Thresholds.

For the hotels that are leased to the TRSs, hotel operating revenue is recognized as earned. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable that are estimated to be uncollectible.

Advertising Costs. Advertising costs are expensed as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors.

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

If the Company had recognized compensation cost for options granted to employees and trustees based on the fair value method, the Company would have recognized compensation cost of less than $100,000 for each of the years ended December 31, 2003, 2002 and 2001. This would have reduced net income (loss) available to common shareholders per share by less than $0.01 in each of these years. The fair value of each share option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) common dividend yield of 2.6% to 8.89%, (2) expected volatility in the Company’s common share price of 21% to 22%, (3) a risk-free interest rate of 3.5% to 4.6% and (4) an expected option life of four years.

Distributions. The Company intends to pay distributions which, at a minimum, will be sufficient for the Company to maintain its REIT status.

Income taxes. The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code. Earnings and profits, which determine the taxability of distributions to the Company’s shareholders, will differ from net income (loss) reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation for federal income tax purposes, impairment charges, reserves on held for sale hotels and any accruals for litigation settlements.

The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Common shares
Ordinary income	$0.0312	$0.3860	$0.850
Return of capital	0.1388	0.0140	—
Capital gain	—	—	0.037
Unrecaptured Section 1250 gain	—	—	0.023

Total distribution	$0.1700	$0.4000	$0.910

Preferred shares
Ordinary income	$2.10832	$2.08064	$2.01424
Return of capital	—	0.07560	—
Capital gain	—	—	0.08800
Unrecaptured Section 1250 gain	—	—	0.05400

Total distribution	$2.10832	$2.15624	$2.15624

The TRSs of the Company are subject to federal and state income taxes. The TRSs account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The TRSs have cumulative future income tax deductions of $680,000 (related primarily to accumulated net operating losses) at December 31, 2003 and the gross deferred tax asset associated with these future tax deductions was $258,000. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset.

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

Reclassifications. Certain amounts in the 2002 consolidated financial statements have been reclassified in order to conform to the 2003 presentation with no effect on previously reported shareholders’ equity or net income (loss).

3. Acquisitions and Sales of Hotels

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

In June 2003, the Company purchased a Quality Inn hotel located in Atlantic City, NJ for $8,600,000. The Company anticipates closing the hotel in the third quarter of 2004 and beginning renovations enabling the Company to convert the hotel to the Courtyard by Marriott brand. The Company anticipates funding the renovations from available cash and/or borrowing under the Line of Credit.

On September 10, 2003, the Company sold an 88-suite Residence Inn by Marriott located in Winston-Salem, NC for gross proceeds of $2,050,000 and a recognized loss on the sale of $57,000.

On January 30, 2004, the Company sold a 126-suite Residence Inn by Marriott in Minneapolis, MN for $4,200,000 and recognized a gain on the sale of $1 million.

4. Debt

Debt is comprised of the following at December 31, 2003 and 2002:

	Interest Rate		Monthly Payment				Maturity	Principal Balance
	2003	2002	Amount		Beginning			2003	2002
								(000s)	(000s)
Variable rate debt
Line of Credit	—	—		(1)		(1)	07/2004	—	—
Industrial development bonds	1.15%	1.30%		(1)		(1)	12/2014	$10,000	$10,000
Fixed rate debt
Mortgage note (3)	7.00	7.00	141,331		11/1996	(2)	06/2010	15,532	16,118
First Term Loan	8.17	8.17	256,250		10/1997	(2)	10/2007	25,282	26,221
Second Term Loan	8.15	8.15	355,236		04/1999	(2)	03/2009	37,439	38,558
Third Term Loan	7.02	7.02	292,467		04/2000	(2)	04/2010	37,172	38,004
Fourth Term Loan	7.16	7.16	436,918		10/2002	(2)	10/2009	56,749	57,829
Fifth Term Loan	7.75	7.75	377,664		02/2005	(2)	01/2011	50,000	50,000

								$232,174	$236,730

(1)	Interest only payments are due monthly.
(2)	Interest only is due monthly until principal amortization begins at the date indicated.
(3)	The stated interest rate on this mortgage note is 10.35%.

The industrial development bonds bear interest at a variable rate that is based upon the 30-day yield of a group of tax-exempt securities selected by an independent third party. The industrial development bonds are collateralized by letters of credit that have an annual fee of 1.25%.

The Company has an uncollateralized $135 million line of credit (the “Line of Credit”). The interest rate on the Line of Credit is LIBOR plus 122.5 to 225 basis points. There were no borrowings outstanding under the Line of Credit during the year ended December 31, 2003. The Company has bank funding commitments remaining under its Line of Credit of $125,000,000 at December 31, 2003. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement and was $125,000,000 at December 31, 2003. During the first quarter of 2002, the Company negotiated an amendment to the Line of Credit. This amendment reset certain financial covenant thresholds for 2002 and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%. The Company has obtained an extension of the Line of Credit amendment obtained in the first quarter of 2002 to March 31, 2004. If the operating environment in 2004 worsens substantially from the Company’s current expectations and the Company violates the amended covenants, or if the Company fails to renew or replace the Line of Credit prior to its maturity in July 2004, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to its shareholders, significantly reduce its planned capital expenditures and/or modify its acquisition, development or disposition strategies.

Each of the first four Term Loan agreements contains a debt service coverage ratio requirement ranging from 1.30 to 1.50 times. At December 31, 2003 and 2002, the Company was in compliance with the financial covenants contained in its Line of Credit and Term Loan agreements, as amended.

At December 31, 2003, 39 of the Company’s hotel properties (with a net book value of $437,708,000) collateralized the Company’s fixed rate debt and 28 of the Company’s hotel properties were unencumbered. For the years ended December 31, 2003, 2002 and 2001, the Company capitalized interest of $0, $767,000, and $196,000, respectively, in connection with hotels under development.

Future scheduled principal payments for the Company’s debt at December 31, 2003 are as follows (in thousands):

Year	Amount
2004	4,883
2005	5,884
2006	6,399
2007	27,566
2008	6,006
Thereafter	181,436

$232,174

The Company’s Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company’s investment in hotels, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company’s consolidated indebtedness was approximately 27.1% of its investment in hotels, at cost, at December 31, 2003.

5. Capital Shares and Partnership Interests

The Company’s Board of Trustees is authorized to issue 100 million common shares and 20 million preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

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

The Company had 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the “Series A Preferred Shares”) outstanding at December 31, 2003 and 2002. The Partnership has issued to Innkeepers the same number of Class A preferred units of limited partnership interest (“Class A Preferred Units”). The Series A Preferred Shares were convertible into 1.4811 common shares at any time and, therefore, the Company had reserved 6,857,493 common shares for issuance upon conversion. The Series A Preferred Shares were redeemable by the Company after May 18, 2003 at the liquidation preference of $25 per share and had no stated maturity or sinking fund requirements. The Series A Preferred Shares were entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share was convertible.

On January 20, 2004, the Company completed an offering of 5,800,000 new 8.0% Series C cumulative preferred shares (“Series C Preferred Shares”). The offering included the underwriters’ exercise of an over-allotment option granted by the Company with respect to the purchase of 600,000 Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the $25 per share liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds from the offering were approximately $140 million. The Company used approximately $118 million to redeem all of the Company’s outstanding 8.625% Series A Preferred Shares and the balance will be used for general corporate purposes. In connection with the redemption of the Series A Preferred Shares, the Company expensed (as additional preferred share dividends) the offering costs of $4,200,000 related to the initial issuance of the Series A Preferred Shares.

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

Additionally, limited partners who hold preferred units of limited partnership interest in the Partnership (“Class B Preferred Units” and collectively with the Common Units, “Units”) have Redemption Rights which enable them to cause the Partnership to redeem each of their Class B Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers’ option, one common share. The Class B Preferred Units have a liquidation preference of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed. Quarterly preferred distributions are payable on each Class B Preferred Unit, and are based on the dividends payable on the common shares (the minimum Class B Preferred Unit annual distribution is $1.10 and the maximum is $1.155). The current quarterly distribution rate is $0.275 for each Class B Preferred Unit ($1.10 on an annualized basis). The Class B Preferred Units distributions are reflected in the accompanying statement of operations as “minority interest, preferred.”

During the years ended December 31, 2003 and 2002, the Company redeemed for cash 0 and 22,909 (for $236,000) Common Units, respectively, and issued 657 and 99,355 common shares in redemption of the same number of Common Units, respectively.

The following table summarizes the dividends or distributions declared on each Series A Preferred Share, Class B Preferred Unit and common share and Common Unit for the years ended December 31, 2003, 2002 and 2001:

	2003			2002			2001
	Series A Preferred Share	Class B Preferred Unit	Common share And Unit	Series A Preferred Share	Class B Preferred Unit	Common share and Unit	Series A Preferred Share	Class B Preferred Unit	Common share and Unit
First quarter	$0.53906	$0.27500	$0.08	$0.53906	$0.27500	$0.08	$0.53906	$0.28875	$0.30
Second quarter	0.53906	0.27500	0.03	0.53906	0.27500	0.08	0.53906	0.28875	0.30
Third quarter	0.53906	0.27500	0.03	0.53906	0.27500	0.08	0.53906	0.28875	0.30
Fourth quarter	0.49114	0.27500	0.03	0.53906	0.27500	0.08	0.53906	0.27500	0.01
Fourth quarter – special	—	—	—	—	—	0.08	—	—	—

	$2.10832	$1.10000	$0.17	$2.15624	$1.10000	$0.40	$2.15624	$1.14125	$0.91

The timing and amount of any future dividends will be determined by the Company’s Board of Trustees based on factors it deems relevant.

6. Percentage Lease Revenue

Each Percentage Lease provides for the payment of Percentage Rent each year based on the annual room revenues of the hotel, subject to a minimum Base Rent. The table below sets forth the Percentage Rent and Base Rent earned by the Company for the years ended December 31, 2003, 2002 and 2001 (in thousands).

	2003	2002	2001
Base Rent	$65,160	$65,466	$65,174
Percentage Rent	17,190	23,860	40,998
Base and Percentage rent classified in discontinued operations	(1,337)	(1,550)	(1,887)

	$81,013	$87,776	$104,285

As a result of the TRS Transaction, the IH Lessee will be relieved of its obligations under the Percentage Leases. Therefore, the following table summarizes the future minimum Base Rent commitments to the Company under the Percentage Leases for the Summerfield Lessee. Minimum future Base Rent due under the Percentage Leases from the Summerfield Lessee, assuming no further increases in Base Rent pursuant to increases in the Consumer Price Index, are as follows through the year 2012 (in thousands):

Year	Amount
2004	$8,148
2005	8,148
2006	8,148
2007	8,148
2008	8,148
Thereafter	28,518

$69,258

The Company must rely on the Lessees to generate sufficient cash flow from the operation of the Hotels to enable the Lessees to meet the rent obligations under the Percentage Leases. At December 31, 2003, the obligations of the Summerfield Lessee under its Percentage Leases and related agreements were collateralized by $4,759,220 in irrevocable letters of credit, one of which was pledged to a lender of the Company. The obligations of the IH Lessee under its Percentage Leases are not collateralized and the IH Lessee has only nominal assets, other than working capital. The Lessees have paid all rent obligations due under the Percentage Leases for 2003.

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except share and per share data):

	2003	2002	2001
	(Note 13)	(Note 13)	(Note 13)
Numerator:
Income (loss) from continuing operations	$(8,710)	$7,972	$25,818
Preferred share dividends	(9,983)	(9,983)	(9,983)

Income (loss) applicable to common shareholders from continuing operations	(18,693)	(2,011)	15,835
Discontinued operations	549	(9,729)	600
Gain (loss) on sale of hotels	—	530	(250)

Net income (loss) applicable to common	$(18,144)	$(11,210)	$16,185

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	37,357,033	35,954,229	34,293,929
Effect of dilutive securities:
Stock options	1,135	16,719	59,497
Restricted shares	104,574	118,003	107,708

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	37,462,742	36,088,951	34,461,134

Earnings (loss) per share data:
Basic-continuing operations	$(0.50)	$(0.06)	$0.46
Discontinued operations	0.01	(0.27)	0.02
Gain (loss) on sale of hotels	—	0.01	(0.01)

Basic	$(0.49)	$(0.31)	$0.47

Diluted-continuing operations	$(0.50)	$(0.06)	$0.46
Discontinued operations	0.01	(0.27)	0.02
Gain (loss) on sale of hotels	—	0.01	(0.01)

Diluted	$(0.49)	$(0.31)	$0.47

The conversion of Common Units into common shares has no effect on earnings (loss) per share. The conversion of the Series A Preferred Shares, the Class B Preferred Units and 1,344,500 of the options granted (as discussed in Note 8) are anti-dilutive (i.e., assuming that they were converted into common shares would reduce the loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share. For the periods where a loss was incurred, the denominator used for calculating diluted earnings (loss) per share is the same as the denominator for basic earnings per share.

8. Share-Based Compensation Plans

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 3,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 1,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At December 31, 2003, there were 1,494,612 common shares available for issuance under the 1994 Plan, including a maximum of 278,362 restricted and performance shares.

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options for the years ended December 31, 2003, 2002, and 2001.

	2003		2002		2001
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,281,500	$11.54	1,281,500	$11.54	1,651,250	$11.82
Granted	—	—	—	—	5,000	10.16
Exercised	—	—	—	—	—	—
Cancelled	—	—	—	—	2,250	10.56
Forfeited	—	—	—	—	372,500	12.78

Outstanding at end of year	1,281,500	$11.54	1,281,500	$11.54	1,281,500	$11.54

	2003			2002			2001
	Number of Shares Underlying Options		Weighted Average Exercise Price	Number of Shares Underlying Options		Weighted Average Exercise Price	Number of Shares Underlying Options		Weighted Average Exercise Price
Exercisable at end of year		1,223,500	$11.60		1,165,500	$11.67		1,079,500	$11.71
Weighted average fair value of options granted			—			—			$0.85
Price range of shares under option	$ $	8.875 to 13.6875		$ $	8.875 to 13.6875		$ $	8.875 to 13.6875

Of the 1,281,500 common share options outstanding, 143,000 are incentive share options and 1,138,500 are non-qualified options. The incentive share options and non-qualified options vest over varying periods, not exceeding ten and five years, respectively.

Under the 1994 Plan, the Company granted 200,000, 0 and 1,000 restricted shares to employees during the years ended December 31, 2003, 2002 and 2001, respectively, subject to a vesting schedule. Of the 921,638 restricted shares granted under the 1994 Plan, 630,612 restricted shares were vested at December 31, 2003. The weighted average grant date fair value per share of the restricted shares granted in 2003 and 2001 was $6.52 and $10.16, respectively.

The Company’s trustees share incentive plan provides for the granting of up to 200,000 incentive share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant.

The Company has granted an aggregate of 86,000 non-qualified options to trustees with exercise prices ranging from $6.93 to $16.6875. The common share options vest over varying periods not exceeding five years. As of December 31, 2003, 86,000 of these common share options, with a weighted average exercise price of $10.26, were vested and no common share options have been exercised, forfeited or terminated.

The Company has also granted 66,616 restricted shares at a weighted average grant date fair value per share of $11.26 to its non-employee trustees, which vest over varying periods not to exceed five years. At December 31, 2003, 62,454 of these restricted shares were vested.

9. Commitments and Contingencies

The Hotels are operated under franchise or management agreements as Residence Inn by Marriott, Summerfield Suites by Wyndham, Sunrise Suites, Hampton Inn, Courtyard by Marriott, TownePlace Suites by Marriott, Holiday Inn Express or Quality Inn hotels. The Company has paid the cost of obtaining or transferring certain franchise license agreements. The Company has loaned the IH Lessee $860,000 at December 31, 2003 and 2002 for the working capital deposit required under the IH Lessee’s former management agreements (the “Marriott Management Agreements”) with wholly-owned subsidiaries of Marriott International, Inc. (“Marriott”). These advances are uncollateralized, due on demand and bear no interest. The franchise agreements require the lessees to pay fees based on percentages of hotel revenue and certain other fees.

The Company has guaranteed the IH Lessee’s obligations under the franchise agreements, generally in exchange for certain rights to substitute replacement lessees if the Company terminates the related Percentage Lease. As a result of the TRS Transaction, the TRSs of the Company have assumed the IH Lessee’s obligations under the franchise agreements.

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

The Company has two fifty-year term ground leases expiring August 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its hotel properties. Minimum annual rent payable under these leases is $509,000 in the aggregate, subject to increase based on increases in the consumer price index.

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

In the first quarter of 2003, the Company formed several taxable REIT subsidiaries in anticipation of the TRS Transaction with the IH Lessee. However, the Company inadvertently failed to file certain taxable REIT subsidiary elections with the Internal Revenue Service on a timely basis. Applicable Treasury Department regulations provide a procedure under which a late filing of such elections will be excused, provided that the taxpayer has acted in good faith. The Company has submitted a formal request to the Internal Revenue Service (the “IRS”) requesting such relief. In January 2004, the Company received a private letter ruling from the IRS granting the relief requested by the Company.

10. Related Party Transactions

The Company has paid $100,000 to the IH Lessee for shared personnel and services (which primarily included human resources and telephone costs) in each of the years ended December 31, 2003, 2002 and 2001. This amount has been recorded in general and administrative expense in the statements of operations. The Company also reimburses the IH Lessee for its proportionate share of rent under a lease for its corporate office space which was $217,000 for each of the years ended December 31, 2003, 2002 and 2001.

During 2003, the Company engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects costing approximately $3.2 million. The Company paid approximately $2.4 million to Hatchett during 2003 and anticipates paying approximately $800,000 in 2004 for the 2003 renovations. During 2004, the Company anticipates that it will enter into renovation contracts with the Hatchett affiliate totaling approximately $1 to $2 million. The affiliate of Hatchett is approximately 45% owned by Equity Inns, Inc. (“Equity”). The IH Manager currently manages four hotels owned by Equity. These contracts assisted the IH Manager in qualifying as an eligible independent contractor under the REIT Modernization Act. The Company has taken, and will continue to take, steps to confirm that the pricing, quality and service that the Hatchett affiliate provides is substantially comparable to that which is generally available in the marketplace for products and services that the Company will acquire from or through the Hatchett affiliate.

As a result of renovations made during the first quarter of 2003 at the Company’s Hampton Inn – Norcross, GA which required a substantial number of rooms to be taken out of service, the Company agreed to compensate the IH Lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by approximately $110,000.

The Company, the IH Lessee and the IH Manager replaced the majority of their corporate information technology (“IT”) infrastructure in 2003. The total cost of the new IT infrastructure was approximately $1.0 million, which was initially funded by the Company. In 2004, the Company, the IH Lessee and the IH Manager agreed to a cost sharing agreement under which the Company bears or reimburses the IH Lessee/IH Manager 50% of the total costs (including depreciation on the IT infrastructure) of operating and maintaining the IT function.

In connection with the TRS Transaction, the Company and the IH Manager agreed that the Company would assume the purchasing functions previously performed by the IH Lessee and the Company is now responsible for all purchasing duties. The parties initially anticipated that the IH Manager would furnish these services. However, as the Company now performs all purchasing activities, the accounting fee due under the management agreements with the IH Manager was reduced from $750 per hotel per month to $550 per hotel per month.

The IH Lessee and the IH Manager obtained an employee practices liability insurance policy covering the IH Lessee, the IH Manager and the Company. The Company has reimbursed the IH Lessee for one-third of the premium for this policy, which was $64,000 and $60,000 for the years ended December 31, 2003 and 2002, respectively.

The IH Lessee maintains a health benefit plan in which the Company’s employees participate. The Company’s reimbursement to the IH Lessee is based on the number of Company employees participating in the plan and the coverages and benefit levels selected by those employees. The Company has reimbursed the IH Lessee $72,000 and $66,000 for the years ended December 31, 2003 and 2002, respectively, under this arrangement.

From the inception in 2000 of the litigation described in Note 11 through the settlement of the litigation, the Company and the IH Lessee incurred a total of $330,000 in legal fees and related costs that were not paid or reimbursed by insurance. The Company paid $243,00 of the amount incurred and the IH Lessee paid $87,000 of the amount incurred.

See also Notes 9 and 11 for additional related party transaction disclosures.

11. Litigation Settlement

In May 2000, the Company’s former Chief Operating Officer (who was a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher. The suit alleged that he was wrongfully terminated by the Company in breach of his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee. In 2002, the parties entered into a settlement agreement, which expired May 1, 2003. In September 2003, the parties entered into another settlement agreement. The Company’s obligations under the 2003 settlement agreement were substantially similar to its obligations under the superseded 2002 settlement agreement. Under the 2003 settlement agreement, (a) the Company paid the plaintiff $3.0 million in cash (which included the purchase of 121,071 common shares from the plaintiff for $8.708 per share) on September 30, 2003, (b) the IH Lessee agreed to pay the plaintiff $0.5 million in cash (in addition to $0.4 million advanced previously under the superseded 2002 settlement agreement), and (c) Mr. Fisher agreed to pay the plaintiff $1.5 million in cash (in addition to $0.1 million advanced previously under the superseded 2002 settlement agreement) and to issue the plaintiff a promissory note in the amount of $3.0 million (for the purchase of the plaintiff’s equity interest in the IH Lessee). The litigation was dismissed against the Company and the IH Lessees when it made the payments described above, and was dismissed against Mr. Fisher when he made the payments and delivered the promissory note described above (see Note 4 to the IH Lessee financial statements). The Company recognized an expense of $2.9 million in the fourth quarter of 2002 and an additional expense of $60,000 in 2003 related to this settlement.

12. Other Charges

Other charges for the years ended December 31, 2003, 2002 and 2001 include the following (amounts in thousands):

	2003	2002	2001
Legal fees	$(629)	$372	$300
Litigation settlement	60	2,946	—
Advisory services	909	149	310
TRS Transaction costs	884	—	—
Lease termination costs	—	—	172
Impairment charge	15,243	—	—

	$16,467	$3,467	$782

The legal fees and litigation settlement are related to litigation with the Company’s former Chief Operating Officer (Note 11), the advisory services (which include legal fees to the special committee of the Board of Trustees) and TRS Transaction costs are related to the TRS Transaction (Note 1), and the lease termination costs are related to the termination of the Percentage Lease with the Summerfield Lessee on the Summerfield Suites by Wyndham hotel located in West Hollywood, CA, which was sold on July 24, 2002 (Note 3).

The Company reviewed the carrying value of each Hotel at December 31, 2003 to determine if the carrying value of any Hotel was impaired. The Company prepared a projection of the undiscounted future cash flows, without interest charges, of each Hotel and determined that its investment in three hotels is likely not recoverable over the Company’s anticipated holding periods. The Company then adjusted the carrying value of the three hotels to their estimated fair value based on their estimated discounted future cash flows and recorded an impairment charge of $15,243,000 in 2003.

13. Discontinued Operations

In 2002, the Company adopted the provision of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the third quarter of 2002, the Company classified one of its hotel properties as “held for sale.” The Company stopped depreciation of the hotel and classified it as held for sale in the accompanying

December 31, 2002 balance sheet. As a result of the “held for sale” classification, the Company reduced the carrying value of this hotel to its estimated fair value (less costs to sell) of $2,000,000 and recognized a loss reserve of $3,713,000. The Company sold this hotel in September 2003.

In addition, during the fourth quarter of 2003, the Company classified another one of its hotel properties as “held for sale” in the accompanying balance sheet at December 31, 2003. In 2002, the Company recognized an impairment loss of $6,500,000 related to this hotel. An additional loss reserve was not necessary as a result of the “held for sale” classification. The Company sold this hotel in January 2004 and recognized a gain on the sale of $1.0 million.

The results of operations from these two hotel properties are classified as discontinued operations in the accompanying statements of operations. The previously reported 2002 and 2001 results of operations have been reclassified to reflect the classification of these hotels as “held for sale.”

The following table sets forth the components of discontinued operations for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Percentage Lease revenue	$1,337	$1,550	$1,887
Other income	2	6	14
Depreciation	(389)	(644)	(844)
Property taxes and insurance	(342)	(426)	(457)
General and administrative	(2)	(2)	—
Loss on sale of hotel	(57)	—	—
Loss recognized upon classification of hotel as “held for sale”	—	(3,713)	—
Impairment charge	—	(6,500)	—

Discontinued operations	$549	$(9,729)	$600

14. Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of December 31, 2003, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

Report of Independent Auditors

To the Board of Directors and Shareholders of

Innkeepers Hospitality

In our opinion, the accompanying combined balance sheets and the related combined statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Innkeepers Hospitality (as described in Note 1) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Innkeepers Hospitality’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas

March 9, 2004

Innkeepers Hospitality

Combined Balance Sheets

December 31, 2003 and 2002

(in thousands, except share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$6,620	$12,490
Marketable securities	1,554	2,549
Accounts receivable, net	2,000	3,263
Prepaid expenses	649	679

Total current assets	10,823	18,981

Other assets	178	255

Total assets	$11,001	$19,236

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,242	$3,366
Accrued expenses	2,823	4,835
Accrued litigation settlement	144	5,475
Payable to Manager	293	2,451
Due to Partnership	4,436	8,210

Total current liabilities	11,938	24,337

Other long-term liabilities	860	860

Total liabilities	12,798	25,197

Commitments (Note 5)

Shareholders’ equity (deficit):
Common shares, $1 par value, 9,000 shares authorized, issued and outstanding at December 31, 2003 and 2002	9	9
Additional paid-in capital	4,805	1,160
Unrealized loss on marketable securities	(418)	(894)
Retained earnings (deficit)	(6,193)	(6,236)

Total shareholders’ equity (deficit)	(1,797)	(5,961)

Total liabilities and shareholders’ equity (deficit)	$11,001	$19,236

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Gross operating revenue:
Rooms	$164,100	$178,849	$200,017
Food and beverage	342	267	242
Telephone	2,273	3,367	4,704
Other	3,137	3,585	4,376

Gross operating revenue	169,852	186,068	209,339

Departmental expenses:
Rooms	36,184	37,788	39,047
Food and beverage	332	290	270
Telephone	1,458	1,604	1,664
Other	1,543	1,610	1,732

Total departmental profit	130,335	144,776	166,626

Unallocated operating expenses:
General and administrative	14,904	15,310	16,793
Franchise and marketing fees	12,330	11,961	13,283
Advertising and promotions	9,056	10,354	10,642
Utilities	8,518	8,403	8,582
Repairs and maintenance	9,696	9,452	9,300
Management fees	620	2,576	3,888

Total unallocated operating expenses	55,124	58,056	62,488

Gross profit	75,211	86,720	104,138

Insurance	(1,455)	(1,518)	(1,072)
Lessee overhead	(4,105)	(5,086)	(4,736)
Management fee revenue	713	—	—
Litigation settlement	1,569	(5,875)	—
Gain on sale of leases	3,895	—	—
Loss on sale of marketable securities	(251)	—	—
Percentage lease expense	(73,513)	(79,996)	(93,942)

Net income (loss)	2,064	(5,755)	4,388
Other comprehensive income – unrealized gains (losses) on marketable securities	476	(553)	(228)

Comprehensive income (loss)	$2,540	$(6,308)	$4,160

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Shareholders’ Equity (Deficit)

for the years ended December 31, 2003, 2002 and 2001

(in thousands, except share data)

	Common Shares		Additional paid-in capital	Unrealized loss on marketable securities	Retained earnings (deficit)	Shareholders’ equity (deficit)
	Shares	Par Value
Balance at December 31, 2000	8,000	$8	$471	$(113)	$178	$544

Issuance of common shares	1,000	1	209	—	—	210
Paid-in capital	—	—	210	—	—	210
Net income	—	—	—	—	4,388	4,388
Change in unrealized gain (loss) on marketable securities	—	—	—	(228)	—	(228)
Distributions declared	—	—	—	—	(3,845)	(3,845)

Balance at December 31, 2001	9,000	9	890	(341)	721	1,279

Paid-in capital	—	—	270	—	—	270
Net loss	—	—	—	—	(5,755)	(5,755)
Change in unrealized gain (loss) on marketable securities	—	—	—	(553)	—	(553)
Distributions paid	—	—	—	—	(1,202)	(1,202)

Balance at December 31, 2002	9,000	9	1,160	(894)	(6,236)	(5,961)

Paid-in capital	—	—	3,645	—	—	3,645
Net income	—	—	—	—	2,064	2,064
Change in unrealized gain (loss) on marketable securities	—	—	—	476	—	476
Distributions paid	—	—	—	—	(2,021)	(2,021)

Balance at December 31, 2003	9,000	$9	$4,805	$(418)	$(6,193)	$(1,797)

The accompanying notes are an integral part of these combined financial statements.

Innkeepers Hospitality

Combined Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,064	$(5,755)	$4,388
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss on sale of marketable securities	251	—	—
Depreciation	119	66	32
Litigation settlement	(1,569)	5,475	—
Gain on sale of leases	(3,895)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,263	657	4,031
Prepaid expenses	30	(267)	(343)
Accounts payable	876	(964)	(78)
Accrued expenses	(2,012)	543	(80)
Accrued litigation settlement	(312)	—	—
Payable to Manager	(2,158)	182	(1,998)
Due to Partnership	(3,774)	(1,642)	(3,168)

Net cash provided (used) by operating activities	(9,117)	(1,705)	2,784

Cash flows from investing activities:
Proceeds from sale of leases	3,895	—	—
Proceeds from sale of marketable securities	1,220	—	—
Purchase of property and equipment	(42)	(50)	(239)

Net cash provided (used) by investing activities	5,073	(50)	(239)

Cash flows from financing activities:
Repayment of advances from Partnership	—	(44)	(33)
Advance under line of credit	1,000	—	—
Repayment of advances under line of credit	(1,000)	—	—
Paid-in capital	195	270	210
Distributions paid	(2,021)	(1,202)	(3,845)
Issuance of common shares	—	—	210

Net cash used by financing activities	(1,826)	(976)	(3,458)

Net decrease in cash and cash equivalents	(5,870)	(2,731)	(913)
Cash and cash equivalents at beginning of year	12,490	15,221	16,134

Cash and cash equivalents at end of year	$6,620	$12,490	$15,221

Supplemental cash flow information:
Interest paid	$21	—	—

Supplemental disclosure of non-cash information – See Note 7 for a description of the litigation settlement obligations that were assumed by the IH Lessee’s principal shareholder.

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

In August 2003, the Company agreed to acquire from the IH Lessee all of the Percentage Leases for the 60 Hotels leased to the IH Lessee (the “TRS Transaction”). The Company has formed wholly owned taxable REIT subsidiaries (“TRSs”) to acquire the hotel leases for an aggregate purchase price of $5.25 million in cash and the TRSs will simultaneously enter into long-term management agreements with an affiliate of the IH Lessee to operate the hotels. The $5.25 million cash payment, when received, will be recognized as income. The primary terms of the new management agreements are as follows:

•	Base management fee of 3% of gross revenues.

•	Accounting services fee of $550 per hotel per month.

•	Incentive management fee of 50% of hotel available cash flow. Available cash flow is gross revenues less hotel operating expenses (including franchise fees), the base management fees, the accounting services fee and Percentage Lease rent (paid by the TRSs to the Company).

•	Initial term of 10 years (with 2 five year extension options).

The Company purchased 23 Percentage Leases from the IH Lessee on December 1, 2003 and 11 Percentage Leases on December 31, 2003. The purchase of the remaining Percentage Leases is anticipated to close in the first quarter of 2004. At December 31, 2003, the IH Lessee leased 26 hotels from the Company and operated 35 of the Hotels under management agreements with the TRSs. The IH Lessee also operated two hotels under management agreements with two unrelated third parties.

In March 2003, the Company, the IH Lessee, Marriott International, Inc. (collectively with its affiliates, “Marriott”) and various affiliates thereof entered into an agreement for a transaction under which the IH Lessee would (1) convert the agreements under which 17 of the Hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) become the manager of the hotels. Under the terms of the converted agreements, the IH Lessee (and the TRSs after the TRS Transaction) will (1) pay a franchise fee of 6 1/2% of room revenues to Marriott for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). The Conversion Fee is subject to an aggregate credit of $750,000 from Marriott. In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met. Based on the converted hotels’ 2003 room revenues, there will be no Conversion Fee due for 2004. The other fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. In connection with the TRS Transaction, the TRSs will assume the obligations to Marriott under the new franchise agreements, including payment of the Conversion Fee. This transaction is referred to as the “Marriott Takeback Transaction.” As of July 25, 2003, the IH Lessee completed the conversion of all 17 hotels from Marriott managed to Marriott franchised.

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

Marketable Securities. Marketable securities, which primarily consist of 149,950 and 267,450 common shares of the Company at December 31, 2003 and 2002, respectively, are classified as available for sale and are carried at market value. Marketable securities also include 11,800 and 20,500 preferred shares of the Company at December 31, 2003 and 2002, respectively. The appreciation or depreciation in value of the marketable securities, since purchase, is recorded in shareholders’ equity until realized.

Prepaid Expenses. Prepaid expenses consist primarily of prepaid insurance.

Revenue Recognition. Revenue is recognized as earned. Credit evaluations are performed and an allowance for doubtful accounts is provided against accounts receivable that are estimated to be uncollectible.

Franchise Fees. The cost of obtaining franchise licenses, for hotels subject to such licenses, was paid by the Company on behalf of the IH Lessee, and the continuing franchise fees (generally a percentage of room revenue) are paid by the IH Lessee.

Advertising Costs. Advertising costs are expensed as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors which were $4,521,000, $4,925,000, and $5,474,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Percentage Lease Expense. For hotels which are leased under a percentage lease agreement (“Percentage Lease”), the IH Lessee is required to pay rent (“Percentage Rent”) based on fixed percentages of annual room revenue both below and in excess of certain specified levels (“Thresholds”), subject to a minimum annual base rent (“Base Rent”). Base Rent and Thresholds increase each year based on the increase in the Consumer Price Index for the previous year. Base Rent is paid monthly and Percentage Rent is paid no later than 25 days after the end of each calendar quarter.

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

3. Line of Credit

The IH Lessee established a $1,000,000 line of credit that is collateralized by 134,950 common shares and 11,800 preferred shares of the Company owned by the IH Lessee and guaranteed by Mr. Fisher. The line of credit matures on December 24, 2004 and bears interest at LIBOR plus 190 basis points. The IH Lessee may borrow up to 50% of the then current market value of the pledged common and preferred shares. However, if the borrowing to market value ratio at any time exceeds 60%, the IH Lessee is required to repay borrowings to bring the borrowing to market value ratio below 50%. During 2003, the IH Lessee borrowed $1,000,000 under the line of credit and repaid the borrowings from the proceeds from the sale of 117,500 common shares and 8,700 preferred shares. As of December 31, 2003, $700,000 was available under the line of credit.

4. Share Appreciation Rights

The IH Lessee has granted to certain employees and officers share appreciation rights (“SARs”) entitling the holder to a cash payment equal to the difference between the Company’s common share price on the date of exercise and the exercise price of the SAR. The SARs vest over periods of up to five years and have a maximum term of ten years. The following table sets forth certain information relating to the SARs for the years ended December 31, 2003, 2002 and 2001.

	2003			2002				2001
	Number of Share Appreciation Rights		Weighted Average Exercise Price	Number of Share Appreciation Rights			Weighted Average Exercise Price	Number of Share Appreciation Rights		Weighted Average Exercise Price
Outstanding at beginning of year		340,000	$11.69		442,800		$11.36		524,100	$11.33
Granted		—	—		—		—		—	—
Exercised		—	—		6,200		10.25		24,300	10.25
Forfeited		(18,100)	10.25		96,600		10.25		57,000	11.56

Outstanding at end of year		321,900	$11.77		340,000		$11.69		442,800	$11.36

Exercisable at end of year		293,300	$11.92		292,400		$11.92		304,600	$11.76
Price range of share appreciation rights	$ $	10.25 to 13.25		$ $	10.25 13.25	to		$ $	10.25 to 13.25
Expense recognized		$0			$33,000				$23,000

5. Commitments and Related Party Transactions

The IH Lessee has future lease commitments for office space through 2010. Minimum future rental payments under this noncancelable operating lease is approximately $425,000 per year. The Company reimburses the IH Lessee for its proportionate share of rent under this lease. Rent expense, excluding Percentage Lease expense and net of the office rent reimbursement by the Company described below, was $213,000, $205,000 and $205,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

For the year ended December 31, 2003, 19 of the Hotels leased to the IH Lessee paid only the minimum Base Rent under the Percentage Leases. For these hotels and any other hotels that reach Base Rent, the IH Lessee must continue to pay Base Rent even if the room revenue declines further. Forty-one of the Hotels leased to the IH Lessee paid the Company Percentage Rent that was in excess of Base Rent. The table below sets forth the Base Rent and Percentage Rent expensed by the IH Lessee for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands).

	2003	2002	2001
Base Rent	$57,144	$57,635	$57,444
Percentage Rent	16,369	22,361	36,498

	$73,513	$79,996	$93,942

As a result of the TRS Transaction, the IH Lessee will be relieved of its obligations under the Percentage Leases.

The Company has paid $100,000 to the IH Lessee for shared personnel and services (which primarily included human resources and telephone costs) in each of the years ended December 31, 2003, 2002 and 2001. This amount has been recorded in “lessee overhead” in the accompanying statements of operations. The Company also reimburses the IH Lessee for its proportionate share of rent under a lease for its corporate office space which was $217,000 for each of the years ended December 31, 2003, 2002 and 2001.

During 2003, the Company engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects. The affiliate of Hatchett is approximately 45% owned by Equity Inns, Inc. (“Equity”). The IH Manager currently manages four hotels owned by Equity. These contracts assisted the IH Manager in qualifying as an eligible independent contractor under the REIT Modernization Act.

As a result of renovations made during the first quarter of 2003 at the Company’s Hampton Inn – Norcross, GA which required a substantial number of rooms to be taken out of service, the Company agreed to compensate the IH Lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by approximately $110,000.

The Company, the IH Lessee and the IH Manager replaced the majority of their corporate information technology (“IT”) infrastructure in 2003. The total cost of the new IT infrastructure was approximately $1.0 million, which was initially funded by the Company. In 2004, the Company, the IH Lessee and the IH Manager agreed to a cost sharing agreement under which the Company bears or reimburses the IH Lessee/IH Manager 50% of the total costs (including depreciation on the IT infrastructure) of operating and maintaining the IT function.

In connection with the TRS Transaction, the Company and the IH Manager agreed that the Company would assume the purchasing functions previously performed by the IH Lessee, and the Company is now responsible for all purchasing duties. The parties initially anticipated that the IH Manager would furnish these services. However, as the Company now performs all purchasing activities, the accounting fee due under the management agreements with the IH Manager was reduced from $750 per hotel per month to $550 per hotel per month.

The IH Lessee and the IH Manager obtained an employee practices liability insurance policy covering the IH Lessee, the IH Manager and the Company. The Company has reimbursed the IH Lessee for one-third of the premium for this policy, which was $64,000 and $60,000 for the years ended December 31, 2003 and 2002, respectively.

The IH Lessee maintains a health benefit plan in which the Company’s employees participate. The Company’s reimbursement to the IH Lessee is based on the number of Company employees participating in the plan and the coverages and benefit levels selected by those employees. The Company has reimbursed the IH Lessee $72,000 and $66,000 for the years ended December 31, 2003 and 2002, respectively, under this arrangement.

From the inception in 2000 of the litigation described in Note 11 through the settlement of the litigation, the Company and the IH Lessee incurred a total of $330,000 in legal fees and related costs that were not paid or reimbursed by insurance. The Company paid $243,00 of the amount incurred and the IH Lessee paid $87,000 of the amount incurred.

The Company had advanced $860,000 at December 31, 2003 and 2002 to the IH Lessee for the working capital deposit required under certain of the former Marriott management agreements. These advances are uncollateralized, non-interest bearing and included in other long-term liabilities in the accompanying combined balance sheets.

Percentage Lease expense due to the Company that remains unpaid at December 31, 2003 and 2002 is included in Due to Partnership in the accompanying combined balance sheets.

6. Employee Benefit Plans

The IH Lessee sponsors a defined contribution employee benefit plan (the “Plan”). Substantially all employees who are age 21 or older and have at least one year of service, as defined, are eligible to participate in the Plan. Employees may contribute up to 15% of their compensation to the Plan, subject to certain annual limitations. The IH Lessee made a contribution of $12,000 and $15,000 to the Plan for the years ended December 31, 2003 and 2002, respectively, and the IH Lessee absorbs certain administrative expenses of the Plan.

The IH Lessee sponsors a self-insured health plan for its employees. The IH Lessee has made a provision for reported and unreported claims incurred as of December 31, 2003 and 2002. The IH Lessee also maintains individual and aggregate stop loss insurance policies.

The IH Lessee sponsors a deferred compensation plan for the benefit of certain of its officers and employees. Under the plan’s terms, the IH Lessee granted the participants an aggregate of 25,000 Innkeepers shares held by the IH Lessee. The shares vest at the end of five years and will be distributed at that time. The plan also contains provisions that accelerate a portion of the vesting in each year that certain performance conditions are met. For the years ended December 31, 2003 and 2002, 5,000 shares were forfeited in each year and no shares vested during those years. The IH Lessee amortizes the grant date fair value over the estimated vesting periods of the shares, not exceeding five years.

7. Litigation Settlement

In May 2000, the IH Lessee’s former president (who was a minority shareholder in certain of the IH Lessee entities and a former officer of the Company) filed suit against the IH Lessee, the Company and Mr. Fisher. The suit alleged that he was wrongfully terminated by the IH Lessee in breach of his employment contract with the IH Lessee, was wrongfully terminated by the Company under his employment contract with the Company, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the IH Lessee and the Company.

Under the terms of a settlement agreement reached in December 2002, Mr. Fisher agreed to pay the plaintiff $1.0 million for his equity interests in the IH Lessee and the IH Lessee agreed to pay the plaintiff a total of $5.9 million, which was accrued and recognized as a litigation settlement expense. In conjunction with the 2002 settlement agreement, Mr. Fisher advanced the plaintiff $0.1 million and the IH Lessee advanced the plaintiff $0.4 million.

The 2002 settlement agreement expired May 1, 2003. In September 2003, the defendants entered into another settlement agreement with the plaintiff. In addition to the cash advances described above, under the 2003 settlement agreement, (a) the Company paid the plaintiff $3.0 million in cash (which included the purchase of 121,071 common shares from the plaintiff for $8.708 per share) on September 30, 2003, (b) the IH Lessee paid the plaintiff $0.3 million in cash in December 2003, and (c) Mr. Fisher paid the plaintiff $1.5 million in cash in December 2003 and issued the plaintiff a promissory note in the principal amount of $3.0 million for the purchase of the plaintiff’s equity interest in the IH Lessee. The promissory note (1) bears interest at the prime rate subject to a minimum rate of 4.5% and a maximum rate of 9.0%, (2) is the joint and several liability of Mr. Fisher and certain hotel management or leasing entities in which he has more than a 50% ownership interest, (3) will fully amortize over its term with monthly payments beginning on February 1, 2005, (4) mature on December 31, 2015 and (5) be collateralized by management fees to be paid to the IH Manager by the Company. The IH Manager has directed the Company to cause the TRS to fund certain management fee payments owed to the IH Manager to an account controlled by the plaintiff, which will be used to service the note.

The litigation was dismissed against the Company and the IH Lessee when they made the payments described above, and was dismissed against Mr. Fisher when he made the payment and delivered the promissory note described above.

As a result of the differences between the superseded 2002 settlement agreement and the 2003 settlement agreement, the IH Lessee’s accrued litigation settlement liability was reduced to the final settlement amount of $0.5 million, resulting in (a) a $1.6 million reversal of amounts previously accrued by the IH Lessee that were not paid under the 2003 settlement agreement and (b) a $3.5 million reclassification to paid-in capital for amounts previously accrued by the IH Lessee that have been assumed by Mr. Fisher.

In September 2001, the IH Lessee terminated its former Vice President of Operations and, in November 2001, this former officer filed for arbitration claiming a breach of his employment agreement. In 2002, the arbitrator awarded the former Vice President of Operations $300,000 plus attorneys’ fees and costs incurred by the plaintiff of $75,000. The IH Lessee recorded this as an expense in 2002, which is included in “Lessee Overhead” in the accompanying statements of operations.

8. Subsequent Events

The IH Lessee closed on the sale of 25 Percentage Leases to the Company as of February 1, 2004 and the final Percentage Lease held by the IH Lessee as of March 1, 2004 for aggregate cash consideration of $1.4 million. Simultaneously, the Company entered into managements agreements with the IH Manager on terms substantially similar to the terms of the existing management agreements with the IH Manager.

In February 2004, the IH Manager acquired a 51% interest in a management company that operates 4 hotels for independent third parties. This acquisition assisted the IH Manager in qualifying as an eligible independent contractor with respect to management agreements entered into with the Company in 2004.

Report of Independent Auditors

To the Board of Trustees and Shareholders of

Innkeepers USA Trust

Our audits of the consolidated financial statements referred to in our report dated March 9, 2004 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas

March 9, 2004

INNKEEPERS USA TRUST

SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances	Land	Buildings and Improvement	Land	Buildings and Improvement	Land	Buildings and Improvement	Total
Residence Inn:
Addison, TX	5	$1,000,000	$11,914,340	$3,751	$157,764	$1,003,751	$12,072,104	$13,075,855
Altamonte Springs, FL	5	1,329,300	7,089,660	189,370	1,813,453	1,518,670	8,903,113	10,421,783
Arlington, TX	5	860,000	8,432,997	15,922	232,923	875,922	8,665,920	9,541,842
Atlanta (Downtown), GA	5	1,550,000	14,926,908	19,121	3,763,559	1,569,121	18,690,467	20,259,588
Atlanta (Peachtree Corners), GA		947,880	9,116,452	28,255	17,304	976,135	9,133,756	10,109,891
Bellevue, WA	4	3,115,050	16,935,703	303,985	2,206,773	3,419,035	19,142,476	22,561,511
Binghamton, NY	2	720,000	5,293,909	123,167	670,857	843,167	5,964,766	6,807,933
Bothell, WA		1,913,750	9,410,434	215,762	759,733	2,129,512	10,170,167	12,299,679
Cherry Hill, NJ	2	1,000,000	8,136,208	77,385	872,713	1,077,385	9,008,921	10,086,306
Columbus East, OH		724,800	3,881,412	106,287	1,334,412	831,087	5,215,824	6,046,911
Denver (Downtown), CO	2	1,210,000	8,005,615	264,080	2,395,722	1,474,080	10,401,337	11,875,417
Denver (South), CO	1	1,105,000	7,726,077	172,002	1,857,086	1,277,002	9,583,163	10,860,165
East Lansing, MI		385,000	3,878,273	165,630	1,461,887	550,630	5,340,160	5,890,790
Eden Prairie, MN (Note 7)		—	—	—	—	—	—	—
Fort Wayne, IN		751,650	4,018,611	60,404	250,417	812,054	4,269,028	5,081,082
Fremont, CA	1	1,000,000	4,684,094	104,969	1,042,049	1,104,969	5,726,143	6,831,112
Gaithersburg, MD		1,999,668	12,690,734	—	34,295	1,999,668	12,725,029	14,724,697
Grand Rapids, MI		770,000	6,455,475	131,054	2,072,462	901,054	8,527,937	9,428,991
Harrisburg, PA		770,000	5,746,456	50,916	735,688	820,916	6,482,144	7,303,060
Indianapolis, IN		789,150	4,213,939	85,036	1,269,101	874,186	5,483,040	6,357,226
Lexington, KY		1,069,350	5,712,976	148,477	1,571,948	1,217,827	7,284,924	8,502,751
Livonia, MI		1,249,808	7,809,932	21,826	77,269	1,271,634	7,887,201	9,158,835
Louisville, KY		1,509,600	8,068,746	159,742	2,177,707	1,669,342	10,246,453	11,915,795
Lynnwood, WA	4	2,295,000	12,520,749	167,357	809,375	2,462,357	13,330,124	15,792,481
Mountain View (Palo Alto), CA	1	3,700,000	12,297,251	102,763	2,457,076	3,802,763	14,754,327	18,557,090
Ontario, CA	4	1,876,650	9,999,265	172,867	3,242,100	2,049,517	13,241,365	15,290,882
Portland, ME		520,000	4,996,765	11,266	219,638	531,266	5,216,403	5,747,669

						Life Upon Which Depreciation In Statement Is Computed
Description	Encum- brances	Accumulated Depreciation	Net Book Value	Date of Construction	Date of Acquisition
Residence Inn:
Addison, TX	5	$2,057,832	$11,018,023	4/19/1996	2/1/1997	40
Altamonte Springs, FL	5	1,658,710	8,763,073	5/20/1985	12/30/1997	40
Arlington, TX	5	1,505,865	8,035,977	7/23/1995	2/1/1997	40
Atlanta (Downtown), GA	5	3,285,810	16,973,778	6/24/1996	11/1/1996	40
Atlanta (Peachtree Corners), GA		1,228,716	8,881,175	7/14/1998	10/9/1998	40
Bellevue, WA	4	3,170,643	19,390,868	5/1/1984	1/14/1998	40
Binghamton, NY	2	1,452,988	5,354,945	11/1/1987	9/30/1994	40
Bothell, WA		1,628,970	10,670,709	5/1/1991	1/9/1998	40
Cherry Hill, NJ	2	1,863,262	8,223,044	8/25/1989	5/7/1996	40
Columbus East, OH		930,792	5,116,119	6/2/1986	12/30/1997	40
Denver (Downtown), CO	2	2,200,766	9,674,651	6/1/1982	11/1/1996	40
Denver (South), CO	1	2,420,155	8,440,010	5/1/1981	10/6/1995	40
East Lansing, MI		1,061,217	4,829,573	10/19/1984	11/1/1996	40
Eden Prairie, MN (Note 7)		—	—	3/1/1985	1/4/1997	40
Fort Wayne, IN		692,543	4,388,539	12/14/1985	12/30/1997	40
Fremont, CA	1	1,385,618	5,445,494	5/1/1985	10/6/1995	40
Gaithersburg, MD		1,794,360	12,930,337	3/31/1998	7/10/1998	40
Grand Rapids, MI		1,673,475	7,755,516	1/1/1984	11/1/1996	40
Harrisburg, PA		1,347,047	5,956,013	9/22/1988	5/7/1996	40
Indianapolis, IN		866,236	5,490,990	8/1/1984	12/30/1997	40
Lexington, KY		1,199,087	7,303,664	11/1/1985	12/30/1997	40
Livonia, MI		964,139	8,194,696	9/22/1998	3/12/1999	40
Louisville, KY		1,724,104	10,191,691	3/1/1984	12/30/1997	40
Lynnwood, WA	4	2,174,497	13,617,984	5/1/1987	1/14/1998	40
Mountain View (Palo Alto), CA	1	2,973,840	15,583,250	10/1/1985	10/6/1995	40
Ontario, CA	4	2,255,088	13,035,794	2/1/1986	12/30/1997	40
Portland, ME		928,299	4,819,370	3/8/1996	11/1/1996	40

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period
Description	Encum- brances	Land	Buildings and Improvement	Land	Buildings and Improvement	Land	Buildings and Improvement	Total
Portland South, OR	4	1,508,710	8,034,975	186,509	1,723,075	1,695,219	9,758,050	11,453,269
Richmond, VA	1	600,000	5,159,238	128,591	928,464	728,591	6,087,702	6,816,293
Richmond NW, VA		499,096	8,814,842	—	13,357	499,096	8,828,199	9,327,295
Rosemont, IL		1,996,608	17,346,704	7,643	46,805	2,004,251	17,393,509	19,397,760
Saddle River, NJ		2,993,130	17,109,328	—	34,393	2,993,130	17,143,721	20,136,851
San Jose, CA	1	1,350,000	5,819,759	88,212	1,145,919	1,438,212	6,965,678	8,403,890
San Jose South, CA		2,504,850	16,728,013	—	48,308	2,504,850	16,776,321	19,281,171
San Mateo, CA	5	4,600,000	15,191,926	158,383	1,719,539	4,758,383	16,911,465	21,669,848
Shelton, CT	5	1,560,000	8,182,331	135,028	1,443,891	1,695,028	9,626,222	11,321,250
Silicon Valley I, CA	2	6,330,000	23,301,035	153,544	3,296,737	6,483,544	26,597,772	33,081,316
Silicon Valley II, CA	6	5,450,000	29,054,525	204,712	3,771,593	5,654,712	32,826,118	38,480,830
Troy (Central), MI	1	1,290,000	4,905,564	294,237	1,740,859	1,584,237	6,646,423	8,230,660
Troy (Southeast), MI	1	760,000	7,257,010	299,980	1,214,479	1,059,980	8,471,489	9,531,469
Tukwila, WA	4	3,179,550	17,324,929	158,539	2,266,100	3,338,089	19,591,029	22,929,118
Tyson’s Corner, VA		2,413,242	9,991,222	—	16,048	2,413,242	10,007,270	12,420,512
Vancouver, WA	4	1,041,652	5,668,540	50,234	240,898	1,091,886	5,909,438	7,001,324
Wichita East, KA	2	525,000	3,442,136	96,041	876,144	621,041	4,318,280	4,939,321
Windsor, CT	1	1,150,000	4,742,178	152,323	1,537,655	1,302,323	6,279,833	7,582,156
Summerfield Suites:
Addison, TX	3	1,470,000	11,923,133	2,138	50,958	1,472,138	11,974,091	13,446,229
Belmont, CA	4	2,900,000	16,345,230	13,334	83,055	2,913,334	16,428,285	19,341,619
El Segundo	3	1,970,000	11,389,220	4,636	15,474	1,974,636	11,404,694	13,379,330
Las Colinas, TX	4	2,263,000	15,057,457	28,314	107,405	2,291,314	15,164,862	17,456,176
Mount Laurel, NJ	3	400,000	11,207,733	5,433	82,600	405,433	11,290,333	11,695,766
Hampton Inn:
Albany/Latham, NY	3	850,000	7,978,826	43,015	287,933	893,015	8,266,759	9,159,774
Germantown, MD		920,000	4,942,875	92,432	2,344,697	1,012,432	7,287,572	8,300,004
Islandia (Long Island), NY	2	920,000	4,873,258	135,458	1,404,157	1,055,458	6,277,415	7,332,873
Lombard, IL	3	600,000	6,602,164	128,876	664,727	728,876	7,266,891	7,995,767
Naples, FL	2	690,000	4,777,891	33,364	581,130	723,364	5,359,021	6,082,385
Norcross, GA		773,390	4,970,246	24,508	684,374	797,898	5,654,620	6,452,518

						Life Upon Which Depreciation In Statement Is Computed
Description	Encum- brances	Accumulated Depreciation	Net Book Value	Date of Construction	Date of Acquisition
Portland South, OR	4	2,161,595	9,291,674	12/1/1984	1/14/1998	40
Richmond, VA	1	1,332,578	5,483,715	11/1/1985	10/6/1995	40
Richmond NW, VA		1,102,180	8,225,115	8/4/1998	1/8/1999	40
Rosemont, IL		2,168,950	17,228,810	5/3/1998	1/8/1999	40
Saddle River, NJ		667,293	19,469,558	9/15/2002	9/15/2002
San Jose, CA	1	1,550,163	6,853,727	3/1/1986	10/6/1995	40
San Jose South, CA		2,221,503	17,059,668	8/11/1998	11/6/1998	40
San Mateo, CA	5	3,254,171	18,415,677	9/1/1985	11/1/1996	40
Shelton, CT	5	1,698,466	9,622,784	8/1/1988	10/31/1997	40
Silicon Valley I, CA	2	5,332,253	27,749,063	10/3/1983	11/1/1996	40
Silicon Valley II, CA	6	6,457,044	32,023,786	5/15/1985	11/1/1996	40
Troy (Central), MI	1	1,600,772	6,629,888	10/1/1985	10/6/1995	40
Troy (Southeast), MI	1	1,852,770	7,678,699	10/1/1985	10/6/1995	40
Tukwila, WA	4	3,182,179	19,746,939	8/1/1985	1/14/1998	40
Tyson’s Corner, VA		1,558,205	10,862,307	1/8/2001	1/8/2001	40
Vancouver, WA	4	1,860,055	5,141,269	3/1/1987	1/14/1998	40
Wichita East, KA	2	923,275	4,016,046	3/1/1981	11/1/1996	40
Windsor, CT	1	1,169,103	6,413,053	9/1/1986	10/6/1995	40
Summerfield Suites:
Addison, TX	3	1,947,366	11,498,863	2/19/1996	6/20/1997	40
Belmont, CA	4	2,675,354	16,666,265	10/23/1995	6/20/1997	40
El Segundo	3	1,856,918	11,522,412	3/6/1995	6/20/1997	40
Las Colinas, TX	4	2,516,284	14,939,892	2/21/1996	6/20/1997	40
Mount Laurel, NJ	3	1,828,312	9,867,454	8/18/1996	6/20/1997	40
Hampton Inn:
Albany/Latham, NY	3	1,925,836	7,233,938	12/28/1990	9/30/1994	40
Germantown, MD		2,939,614	5,360,390	1/11/1996	5/22/1995	40
Islandia (Long Island), NY	2	1,638,484	5,694,389	7/26/1988	9/30/1994	40
Lombard, IL	3	1,329,406	6,666,361	9/16/1987	6/26/1997	40
Naples, FL	2	1,335,099	4,747,286	11/19/1990	9/30/1994	40
Norcross, GA		1,497,198	4,955,320	8/6/1996	11/1/1996	40

Description	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at Close of Period		Total
		Land	Buildings and Improvement	Land	Buildings and Improvement	Land	Buildings and Improvement
Schaumburg, IL	3	572,000	4,211,887	48,962	702,521	620,962	4,914,408	5,535,370
Tallahassee, FL	2	500,000	4,253,650	55,848	497,127	555,848	4,750,777	5,306,625
West Palm Beach, FL		—	3,954,039	106,907	774,227	106,907	4,728,266	4,835,173
Westchester, IL	3	572,000	4,641,966	52,053	628,000	624,053	5,269,966	5,894,019
Willow Grove (Philadelphia), PA		1,110,000	8,376,545	6,225	620,244	1,116,225	8,996,789	10,113,014
Woburn, MA		—	2,731,793	56,456	3,031,923	56,456	5,763,716	5,820,172
Sunrise Suites:
Tinton Falls, NJ		750,000	4,606,384	0	79,971	750,000	4,686,355	5,436,355
Holiday Inn Express:
Lexington, MA	3	875,000	5,557,111	89,452	3,370,439	964,452	8,927,550	9,892,002
Courtyard:
Fort Lauderdale, FL		0	7,822,658	195,857	3,431,109	195,857	11,253,767	11,449,624
TownePlace Suites:
Horsham, PA		780,000	6,545,525	2,851	6,146	782,851	6,551,671	7,334,522
Quality Inn:
Atlantic City, NJ		3,525,650	4,833,112	102	1,653	3,525,752	4,834,765	8,360,517
Other:
Vacant land		300,000	0	26,742	0	326,742	0	326,742
Corporate		0	0	0	190,234	0	190,234	190,234

		$96,654,534	$579,639,939	$6,168,333	$75,207,679	$102,822,867	$654,847,618	$757,670,485

Description	Encum- brances	Accumulated Depreciation	Net Book Value	Date of Construction	Date of Acquisition	Life Upon Which Depreciation In Statement Is Computed

Schaumburg, IL	3	898,664	4,636,706	12/9/1986	6/26/1997	40
Tallahassee, FL	2	1,092,726	4,213,899	4/5/1993	1/31/1995	40
West Palm Beach, FL		2,183,319	2,651,854	7/1/1986	9/30/1994	40
Westchester, IL	3	945,600	4,948,419	6/13/1988	6/26/1997	40
Willow Grove (Philadelphia), PA		2,542,733	7,570,281	8/8/1991	9/30/1994	40
Woburn, MA		3,070,108	2,750,064	5/6/1997	8/9/1996	40
Sunrise Suites:
Tinton Falls, NJ		767,922	4,668,433	10/19/1993	6/20/1997	40
Holiday Inn Express:
Lexington, MA	3	3,757,293	6,134,709	1971	2/2/1996	40
Courtyard:
Fort Lauderdale, FL		3,863,067	7,586,557	3/2/1999	9/30/1994	40
TownePlace Suites:
Horsham, PA		756,267	6,578,255	6/1/1999	5/20/1999	40
Quality Inn:
Atlantic City, NJ		70,483	8,290,034	?	?	40
Other:
Vacant land		5,129	321,613	N/A	1997	40
Corporate		102,862	87,372	N/A	1997	40

		$126,082,658	$631,587,827

Notes to Schedule 3 - Real Estate and Accumulated Depreciation

1.	Collateral for the $30 million First Term Loan.
2.	Collateral for the $42 million Second Term Loan.
3.	Collateral for the $40 million Third Term Loan.
4.	Collateral for the $58 million Fourth Term Loan.
5.	Collateral for the $50 million Fifth Term Loan.
6.	Collateral for a mortgage note.
7.	This hotel is classified as “held for sale” at December 31, 2003.

	2003	2002	2001
Cost of land and improvements, and buildings and improvements:
Balance at beginning of year	$756,477,767	$752,974,825	$727,245,529
Additions	22,386,653	22,830,127	26,908,109
Disposals	(16,388,952)	(13,228,883)	(1,178,813)
Transfer to “held for sale”	(4,804,983)	(6,098,302)	—

Balance at end of year	$757,670,485	$756,477,767	$752,974,825

Accumulated depreciation on land improvements, buildings and improvements:
Balance at beginning of year	$109,213,307	$90,779,140	$71,161,269
Additions	21,380,262	21,908,625	20,759,698
Disposals	(2,649,457)	(2,284,466)	(1,141,827)
Transfer to “held for sale”	(1,861,454)	(1,189,992)	—

Balance at end of year	$126,082,658	$109,213,307	$90,779,140

RISK FACTORS

SOME OF THE INFORMATION YOU WILL FIND IN THIS ANNUAL REPORT ON FORM 10-K, AND IN OUR OTHER FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND OUR PROSPECTUSES OR ANY PROSPECTUS SUPPLEMENTS, MAY CONTAIN “FORWARD-LOOKING” STATEMENTS. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY THESE TYPES OF STATEMENTS BY THEIR USE OF FORWARD-LOOKING WORDS SUCH AS “MAY,” “SHOULD,” “COULD,” “PLANS,” “INTENDS,” “EXPECTS,” “ANTICIPATES,” “ESTIMATES,” “PROJECTS,” “CONTINUES,” “IS DESIGNED TO,” “POTENTIAL” OR OTHER SIMILAR WORDS. THESE TYPES OF STATEMENTS DISCUSS FUTURE EVENTS OR EXPECTATIONS OR CONTAIN PROJECTIONS OR ESTIMATES. WHEN CONSIDERING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD KEEP IN MIND THE FOLLOWING RISK FACTORS. AS WELL AS OTHER FACTORS THAT ARE DESCRIBED IN OUR FILINGS WITH THE SEC FROM TIME TO TIME. THESE RISK FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE CONTAINED IN OR IMPLIED BY ANY FORWARD-LOOKING STATEMENT. THE WORDS (A) “THE COMPANY,” “WE,” “US,” “OUR,” “OURS” AND WORDS OF SIMILAR IMPORT REFER TO INNKEEPERS USA TRUST OR INNKEEPERS USA TRUST AND ITS CONSOLIDATED AFFILIATES, AS THE CONTEXT REQUIRES, (B) “THE PARTNERSHIP” REFERS TO INNKEEPERS USA LIMITED PARTNERSHIP, OR INNKEEPERS USA LIMITED PARTNERSHIP AND ITS PARTNERSHIP SUBSIDIARIES, AS THE CONTEXT REQUIRES, OR (C) “YOU” OR “YOUR” REFERS TO INVESTORS OR PROSPECTIVE INVESTORS IN THE COMPANY. OTHER CAPITALIZED TERMS USED BUT NOT DEFINED IN THIS SECTION ARE DEFINED IN THE FOREPART OF THIS ANNUAL REPORT ON FORM 10-K.

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

We rely on others to operate our hotels

In order for us to continue to qualify as a REIT, third parties must operate our hotels. We lease substantially all of our hotels to our TRSs, which in turn have entered into management agreements with the IH Manager to manage our hotels. We continue to lease under Percentage Leases certain hotels to the Summerfield Lessee, although we are in the process of terminating these leases. See “Business- General- Restructuring Transactions” in the forepart of this Annual Report on Form 10-K. While we have some input into operating decisions for those hotels leased by our TRSs and operating under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. Moreover, with respect to those hotels leased under Percentage Leases to the Summerfield Lessee, we depend on lease payments from the Summerfield Lessee for substantially all of our revenues from those hotels. Jeffrey H. Fisher controls the IH Manager, and he is the Chief Executive Officer, President and Chairman of our Board of Trustees. See “— Conflicts of interest and related party transactions — The IH Lessee and the IH Manager” below.

After the TRS Transaction we will have more exposure to hotel operations than we did previously

Our TRSs recently acquired all of the Percentage Leases held by the IH Lessee, and simultaneously entered into management agreements for those hotels with the IH Manager. We intend to lease to our TRSs, and to engage third party managers (which will likely be the IH Manager) to manage, hotels that we acquire and develop in the future. Under that structure, our TRSs (and, therefore, indirectly, we) are subject to all of the operating risks of the hotels, whereas when the IH Lessee operated our hotels under Percentage Leases, the IH Lessee retained most of the risks of the operations of those hotels. If the operating results of hotels leased to a TRS decline or, with respect to newly acquired or developed hotels, do not perform to expectations, it will negatively affect our results, cash flow and ability to pay distributions. These operating risks include declines in hotel revenues and increases in hotel operating expenses (including franchise fees and franchise-related costs, labor costs, utilities, taxes and insurance). In addition, our TRSs will be required to pay a management fee to the IH Manager or another third-party manager, regardless of whether the hotels are profitable. See “— Our ability to make distributions to shareholders may be affected by factors beyond our control” below.

The Summerfield Lessee relies solely on the operations of the Hotels that it leases for liquidity

The obligations of the Summerfield Lessee for the Summerfield Hotels that continue to be leased to the Summerfield Lessee under Percentage Leases are guaranteed by Wyndham. According to Wyndham, it had a net loss for the year ended December 31, 2003 of approximately $376 million. As a result, we believe that Wyndham relies exclusively on the cash flow of the Summerfield Hotels to generate sufficient cash flow to pay rent and satisfy its capital expenditure and other obligations under its Percentage Leases. There can be no assurance that the Summerfield Hotels will generate sufficient cash flow to allow the Summerfield Lessee to meet its obligations under the Percentage Leases. See “—Conflicts of interest and related party transactions — Rolf E. Ruhfus” below and “Business – General – Restructuring Transactions” in the forepart of this Annual Report on Form 10-K.

September 11, 2001’s events, the recent U.S. economic recession and military action have negatively affected, and could continue to negatively affect, both the hotel industry and our results of operations and financial condition.

Before September 11, 2001, our hotels had begun experiencing declining revenue per available room, or “RevPAR,” as a result of the slowing U.S. economy. The terrorist attacks of September 11, 2001 and the after-effects (including the prospects for more terrorist attacks in the U.S.), as well as the economic climate, substantially reduced business and leisure travel throughout the U.S. and hotel industry RevPAR generally. RevPAR at our hotels specifically has declined substantially since September 11, 2001. Moreover, the war in Iraq (and possibly other regions) has depressed, and could further depress, travel and the travel industry. We cannot predict the extent to which these factors will directly or indirectly impact the hotel industry or our operating results in the future. There can be no assurance as to whether or when lodging industry fundamentals will improve either generally or specifically in the markets in which we own hotels. Continued lower RevPAR at our hotels will have an adverse affect on our results of operations and financial condition, including our ability to remain in compliance with our debt covenants, our ability to fund capital improvements at our hotels, and our ability to make shareholder distributions necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the hotel industry and our operations in particular.

We have also been particularly adversely affected by our concentration of hotels in California (and in the Silicon Valley area specifically) and Boston where the decline of technology companies and business has been pronounced. We own ten hotels that are located in California and two in Boston. We do not know to what extent travel to these markets will rebound. Any recovery in this area may lag a recovery in the economy in general. See “— Concentration of investment in California, New Jersey, the Pacific Northwest, Florida, Illinois, Texas and Michigan” below.

Conflicts of interest and related party transactions

We have substantial business relationships and/or other arrangements with entities affiliated with certain of our executive officers and trustees, which give rise to conflicts of interests and may result in actions or decisions which are not in the shareholders’ best interests.

Jeffrey H. Fisher. Affiliates of Mr. Fisher contributed hotels to us on a favorable tax basis in connection with our initial public offering in 1994. The sale, refinancing or prepayment of indebtedness secured by those hotels may trigger adverse tax consequences to Mr. Fisher. Conflicts of interest, therefore, exist between us and Mr. Fisher regarding any transaction involving those hotels that could trigger adverse tax consequences to Mr. Fisher or his affiliates.

The IH Lessee and the IH Manager. At December 1, 2003, we leased 60 hotels to the IH Lessee pursuant to Percentage Leases. We sold one of those hotels in 2003 and another hotel in early 2004. Between December 1, 2003 and March 1, 2004, we acquired the Percentage Leases for all of the hotels leased to the IH Lessee, which are now managed by the IH Manager under management agreements with our TRSs. Mr. Fisher owns the IH Lessee and the IH Manager. In 2003, the IH Lessee paid rent to us under the Percentage Leases of $73,513,000, and we paid the IH Manager management fees of $356,000.

Each of our management agreements with the IH Manager has an initial term of 10 years and may be renewed for two, five-year periods at the option of the IH Manager. The management agreements provide for a base management fee of 3% of gross revenues, an accounting fee of $550 per month per hotel and an incentive management fee equal to 50% of hotel available cash flow. Hotel available cash flow is, generally, gross hotel revenues less (a) hotel operating expenses, including franchise fees, (b) the base management and accounting services fees and (c) base and percentage rent paid by the TRS lessee to us. Under management agreements, the IH Manager will not be responsible for any losses incurred by the TRS lessees (from hotel operations or otherwise).

Because Mr. Fisher is our Chief Executive Officer, President and Chairman of the Board of Trustees, and controls the IH Manager, conflicts of interest do or may exist between Mr. Fisher and us regarding (a) enforcement of the terms of the management agreements, (b) whether and on what terms management agreements will be renewed upon the expiration of their current terms and (c) whether and on what terms additional management contracts will be awarded to the IH Manager.

The Company has paid $100,000 to the IH Lessee for shared personnel and services (which primarily included human resources and telephone costs) in each of the years ended December 31, 2003, 2002 and 2001. This amount has been recorded in general and administrative expense in the statements of operations. The Company also reimburses the IH Lessee for its proportionate share of rent under a lease for its corporate office space which was $217,000 for each of the years ended December 31, 2003, 2002 and 2001.

During 2003, the Company engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects costing approximately $3.2 million. The Company paid approximately $2.4 million to Hatchett during 2003 and anticipates paying approximately $800,000 in 2004 for the 2003 renovations. During 2004, the Company anticipates that it will enter into renovation contracts with the Hatchett affiliate totaling approximately $1 to $2 million. The affiliate of Hatchett is approximately 45% owned by Equity Inns, Inc. (“Equity”). The IH Manager currently manages four hotels owned by Equity. These contracts assisted the IH Manager in qualifying as an eligible independent contractor under the REIT Modernization Act.

As a result of renovations made during the first quarter of 2003 at the Company’s Hampton Inn – Norcross, GA which required a substantial number of rooms to be taken out of service, the Company agreed to compensate the IH Lessee for the significant loss of room nights by reducing the Rent payable under the lease for this hotel by approximately $110,000.

The Company, the IH Lessee and the IH Manager replaced the majority of their corporate information technology (“IT”) infrastructure in 2003. The total cost of the new IT infrastructure was approximately $1.0 million, which was initially funded by the Company. In 2004, the Company, the IH Lessee and the IH Manager agreed to a cost sharing agreement under which the Company bears or reimburses the IH Lessee/IH Manager 50% of the total costs (including depreciation on the IT infrastructure) of operating and maintaining the IT function. The Company anticipates that it will bear or reimburse the IH Lessee approximately $400,000 for the IT function in 2004.

In connection with the TRS Transaction, the Company and the IH Manager agreed that the Company would assume the purchasing functions previously performed by the IH Lessee and the Company is now responsible for all purchasing duties. The parties initially anticipated that the IH Manager would furnish these services. However, as the Company now performs all purchasing activities, the accounting fee due under the management agreements with the IH Manager was reduced from $750 per hotel per month to $550 per hotel per month.

The IH Lessee and the IH Manager obtained an employee practices liability insurance policy covering the IH Lessee, the IH Manager and the Company. The Company has reimbursed the IH Lessee for one-third of the premium for this policy, which was $64,000 and $60,000 for the years ended December 31, 2003 and 2002, respectively.

The IH Lessee maintains a health benefit plan in which the Company’s employees participate. The Company’s reimbursement to the IH Lessee is based on the number of Company employees participating in the plan and the coverages and benefit levels selected by those employees. The Company has reimbursed the IH Lessee $72,000 and $66,000 for the years ended December 31, 2003 and 2002, respectively, under this arrangement.

From the inception in 2000 of the litigation described in Note 11 through the settlement of the litigation, the Company and the IH Lessee incurred a total of $330,000 in legal fees and related costs that were not paid or reimbursed by insurance. The Company paid $243,00 of the amount incurred and the IH Lessee paid $87,000 of the amount incurred.

In 2003, we entered into an agreement with the IH Lessee and Marriott for a transaction under which the IH Lessee (a) converted the agreements under which 17 of our hotels were managed by Marriott into long-term franchise agreements with Marriott and (b) became the manager of the hotels. Under the terms of the converted agreements, the IH Lessee (and the TRSs following the TRS Transaction) agreed to (1) pay Marriott a franchise royalty of 6 1/2% of room revenues for the first 10 years of each franchise agreement and 5% thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) will pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). The Conversion Fee is subject to an aggregate credit of $750,000 from Marriott. In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met. As a result of the acquisition of the IH Lessee’s Percentage Leases by the TRSs, the TRSs (and therefore, indirectly, we) assumed from the IH Lessee (which is owned by Mr. Fisher) the franchise agreements described above, including the obligations to pay Marriott the higher royalty rate and the Conversion Fee.

Franchise licenses; management agreements. Our TRSs generally hold the franchise licenses for the hotels that they lease from us, and we expect our TRSs to hold the franchise licenses for hotels acquired or developed in the future. Our TRSs will be directly responsible for performance of the franchise agreements that it holds, including obligations to pay royalties and other fees to franchisors. Our TRSs will rely on the IH Manager to comply with all operational standards under the franchise agreements.

We have made $860,000 of loans to the IH Lessee, which the IH Lessee was required to make available to Marriott for initial working capital at certain hotels managed by Marriott. These loans are unsecured, bear no interest, and are payable on demand. We expect that the working capital loans will be repaid in 2004.

Conflicts of interest exist between us and Mr. Fisher regarding the IH Manager’s compliance with franchise agreements or other actions or failures to act by the IH Manager which could result in liability to us or our TRSs.

Jack P. DeBoer. In November 1996, we acquired seven Residence Inn by Marriott hotels (the “DeBoer Hotels”) from affiliates of Jack P. DeBoer (the “DeBoer Group”), including Rolf E. Ruhfus. Messrs. DeBoer and Ruhfus are members of our Board of Trustees. The DeBoer Group received Class B preferred units of limited partnership interest in the Operating Partnership (“Class B Preferred Units”) in partial consideration for the acquisitions. Following the acquisition of the DeBoer Hotels, Mr. DeBoer joined our Board of Trustees. Mr. DeBoer joined the board under an arrangement requiring us to nominate Mr. DeBoer for election to the Board and to support his nomination, except if Mr. DeBoer (a) acts or fails to act in a manner that the Board deems detrimental to us and as a result of which the Board determines unanimously that it cannot nominate Mr. DeBoer, (b) ceases to own at least 25% of the Class B Preferred Units that he owned upon the closing of the acquisition of the DeBoer Hotels acquisition or (c) is legally disqualified from serving as a trustee.

Due to the potential adverse tax consequences to members of the DeBoer Group that may result from a sale of the DeBoer Hotels, we agreed that until November 2006, (i) a taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group and (ii) we will maintain at all times outstanding indebtedness of at least approximately $40 million (the “Required Indebtedness”). The Required Indebtedness is subject to reduction upon the occurrence of certain events, including the death of, or certain redemptions or taxable transfers of the Class B Preferred Units held by, members of the DeBoer Group. If we sell a DeBoer Hotel without the required consent or fail to maintain the Required Indebtedness, we agreed to indemnify the applicable members of the DeBoer Group for certain resulting income tax liabilities, which could be substantial. Notwithstanding these indemnification rights, and particularly after the indemnification period ends, conflicts of interest may exist between us and Mr. DeBoer regarding transactions involving the DeBoer Hotels that could trigger adverse tax consequences to some or all of the DeBoer Group.

Mr. DeBoer and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. Hotels developed by Mr. DeBoer and his affiliates may compete with our hotels for guests, and hotel companies with which Mr. DeBoer is affiliated may compete with us for acquisition opportunities and for qualified employees. Accordingly, our interests and those of Mr. DeBoer could be different in connection with matters relating to our hotels or proposed acquisitions or developments that are competitive with hotels owned or being considered for acquisition or development by Mr. DeBoer and his affiliates.

Each Class B Preferred Unit held by the DeBoer Group may be redeemed for an amount of cash equal to the then-trading value of a common share on the NYSE or, at our option, one Common Share. Assuming full redemption of all Class B Preferred Units held by the DeBoer Group and the issuance of Common Shares in exchange for those Class B Preferred Units, the DeBoer Group would own approximately 6.3% of the Common Shares outstanding at December 31, 2003 (assuming no redemptions of Class B Preferred Units held by others).

Rolf E. Ruhfus. In June 1997, we acquired six hotels (the “Summerfield Hotels”) from affiliates of Rolf E. Ruhfus (the “Summerfield Group”). The Summerfield Group received common units of limited partnership interest in the Partnership (“Common Units”) in partial consideration for the acquisitions. Following the acquisition of the Summerfield Hotels, Mr. Ruhfus joined our board of trustees. Mr. Ruhfus joined the board under an arrangement requiring us to nominate Mr. Ruhfus for election to the board and to support his nomination, except if Mr. Ruhfus (a) acts or fails to act in a manner that the board of trustees deems detrimental to us and as a result of which the board determines unanimously that it cannot nominate Mr. Ruhfus, (b) ceases to own at least 25% of the Common Units that he owned upon the closing of the Summerfield Hotel acquisition or (c) is legally disqualified from serving as a trustee.

Mr. Ruhfus serves on the board of directors of Wyndham, which is the parent of the Summerfield Lessee and the owner of the Summerfield Suites by Wyndham brand. At December 31, 2003, the Summerfield Lessee leased the six Summerfield Hotels. For the year ended December 31, 2003, the Summerfield Lessee incurred or paid us an aggregate of approximately $8.9 million in lease payments under the Percentage Leases for the Summerfield Hotels. Wyndham guaranteed the obligations of the Summerfield Lessee under its Percentage Leases, and posted approximately $4.8 million in letters of credit as security for its obligations under the Percentage Leases. In 2003, Wyndham reported a net loss of approximately $376 million. In February 2004, the Company and the Summerfield Lessee agreed to terminate the Percentage Leases (and related agreements) with the Summerfield Lessee. The Company agreed to, upon termination of a Percentage Lease with the Summerfield Lessee, (i) enter into a new Percentage Lease with a TRS on economic terms substantially similar to those in the terminated Percentage Lease, (ii) cause the TRS to enter into a management agreement with the IH Manager and (iii) cause the TRS to enter into a franchise agreement with an affiliate of Wyndham, with respect to the five Hotels operating under the Summerfield Suites by Wyndham brand. No other consideration will be paid to the Summerfield Lessee or its affiliates in connection with the termination of the Summerfield Lessee’s Percentage Leases. We refer to this transaction as the “Wyndham Lease Termination Transaction”. The Company has closed the Wyndham Lease Termination Transaction with respect to one Hotel as of March 1, 2004 and plans to close the Wyndham Lease Termination Transaction with respect to the other five Hotels as of April 1, 2004. Mr. Ruhfus’ roles as one of our trustees and a director of Wyndham may pose conflicts regarding when, whether and to what extent (a) obligations under the Percentage Leases for the Summerfield Hotels and related guarantees are adhered to; (b) remedies are pursued and obtained by us under those Percentage Leases, including draws under the letters of credit; and/or (c) obligations under the new franchise agreements for the Summerfield Hotels will be adhered to or remedies thereunder will be pursued or obtained by us.

Due to the potential adverse tax consequences to members of the Summerfield Group that may result from a sale of the Summerfield Hotels, we agreed that until June 2007, any taxable sale of a Summerfield Hotel will require the consent of the applicable members of the Summerfield Group. If we sell a Summerfield Hotel without the required consent, we agreed to indemnify the applicable members of the Summerfield Group for certain resulting income tax liabilities, which could be substantial. Notwithstanding this indemnification, and particularly after the indemnification period ends, conflicts of interest may exist between us and Mr. Ruhfus regarding transactions involving the Summerfield Hotels that could trigger adverse tax consequences to some or all of the Summerfield Group.

Mr. Ruhfus and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including Summerfield Suites by Wyndham hotels. As noted above, Mr. Ruhfus is a board member of Wyndham. Wyndham owns, operates and franchises Summerfield Suites by Wyndham hotels as well as other full and limited service hotels and hotel brands. An entity controlled by Mr. Ruhfus also owns the Sierra Suites brand, which is a mid-priced extended-stay hotel brand founded by Mr. Ruhfus. Affiliates of Mr. Ruhfus own and operate several Sierra Suites hotels and Summerfield Suites by Wyndham hotels. Hotels developed by Mr. Ruhfus and/or Wyndham, including Summerfield Suites by Wyndham hotels, may compete with our hotels for guests and companies with which Mr. Ruhfus is affiliated may compete with us for acquisition opportunities and for qualified employees. Accordingly, our interests and those of Mr. Ruhfus could be different in connection with matters relating to our hotels or proposed acquisitions that are competitive with hotels owned or being considered for acquisition or development by Wyndham or other affiliates of Mr. Ruhfus.

If we cannot obtain additional financing, our growth will be limited

We are required to distribute to our shareholders at least 90% of our taxable income each year in order to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions or development are nominal. We rely primarily upon the availability of debt or equity capital to fund these activities. Our ability to grow through acquisitions or development of hotels will be limited if we cannot continue to obtain additional financing. Our Amended and Restated Declaration of Trust (as amended or supplemented, our “Declaration of Trust”) limits our outstanding indebtedness to 50% of our investment in hotel properties at cost, and our loan agreements are more restrictive. Market conditions may make it difficult to obtain financing and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We are subject to various risks related to our use of, and dependence on, debt

The amount of interest we have to pay on outstanding variable rate debt, such as our line of credit, increases as interest rates increase, which may decrease cash available for distribution to shareholders. We cannot assure you that we will be able to meet our debt service obligations. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions and/or our financial results or prospects could (a) result in higher interest rates on variable rate debt, (b) reduce the availability of debt financing generally or debt financing at favorable rates, (c) reduce cash available for distribution to shareholders and (d) increase the risk that we could be forced to liquidate assets to repay debt, any of which could have a material adverse affect on us.

Our line of credit was amended to revise certain financial covenants until March 31, 2004. The line of credit matures in July 2004, and we are in discussions regarding an extension of the line of credit beyond July 2004. There is no assurance that (a) the amendment revising financial covenants until March 31, 2004 will be extended beyond March 31, 2004, or if it is not extended, that we will be able to comply with all of the financial covenants after March 31, 2004, or (b) that the line of credit will be extended beyond July 2004 or replaced with another facility in July 2004.

If we violate covenants in our debt agreements, including under our line of credit, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain line of credit covenants may result in our being unable to borrow unused amounts under our line of credit, even if repayment of some or all borrowings is not required.

In any event, financial covenants under our current or future debt obligations could impair our planned business strategies, by limiting our ability to borrow (a) beyond certain amounts or (b) for certain purposes.

Our ability to maintain our historic rate of distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements

As a REIT, we are required to distribute at least 90% of our taxable income each year to our shareholders. In the event of continued or future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, we may be unable to declare or pay distributions to our shareholders at historical rates. The timing and amount of distributions are in the sole discretion of our board of trustees, which will consider, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. From time to time, in the past, we have reduced our common share dividends substantially and we cannot assure you either that we will continue to generate sufficient cash in order to fund distributions at the same rate as our historic rate, or that our board of trustees will continue to maintain our distributions at historic rates.

Among the factors which could adversely affect our results of operations and decrease our distributions to shareholders are reduced hotel revenue; reduced rents from the Summerfield Lessee under the Percentage Leases for the Summerfield Hotels that it continues to lease; increases in operating expenses at the hotels leased to our TRSs; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors which could reduce the rents of the Summerfield Lessee under the Percentage Leases for the Summerfield Hotels that it continues to lease are decreases in hotel revenues. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels, which would directly affect us negatively by (a) reducing the hotel revenue that we recognize with respect to hotels leased to our TRSs and (b) correspondingly reducing the profits (or increasing the loss) of hotels leased to our TRSs. These factors also could indirectly affect us negatively, by potentially reducing the rents received by us from the Summerfield Lessee under the Percentage Leases for the Summerfield Hotels that it continues to lease. See “— Conflicts of interest and related party transactions — The IH Lessee and the IH Manager” above.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms will be booked through Internet travel intermediaries such as Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us. Moreover, some Internet travel intermediaries offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to the lodging brands with which our hotels are affiliated. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

Our ability to make distributions to shareholders may be affected by factors beyond our control

Operating risks. Our hotels are subject to various operating risks common to the hotel industry, many of which are beyond our control, including the following:

•	our hotels compete with other hotel properties in their geographic markets and many of our competitors have substantial marketing and financial resources;

•	over-building in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism; and

•	adverse effects of general, regional and local economic conditions and increases in energy costs, labor costs or other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists.

These factors could adversely affect our hotel revenues and expenses, which in turn would adversely affect our ability to make distributions to our shareholders.

Concentration of investment in California, New Jersey, the Pacific Northwest, Florida, Illinois, Texas and Michigan. A significant number of our hotels are located in California, most of which are in the greater San Francisco/ Silicon Valley area. We also have a significant concentration of hotels located in New Jersey, the Pacific Northwest and Michigan, as well as in the Chicago, Illinois and Dallas, Texas areas. Adverse events, such as economic recessions or natural disasters, including earthquakes, hurricanes or high-wind, could cause a loss of revenues from these hotels, which may be significant as a result of our concentration of assets in these areas. We may not carry insurance coverage for these losses, or the insurance may be insufficient to replace our investment or otherwise restore our economic position with respect to a hotel.

Since 2001, the technology-related business sector has suffered a substantial downturn, including many bankruptcies and layoffs, which dramatically reduced business travel. The Silicon Valley area, where most of our California hotels are located, is heavily dependent on the technology sector. In 2003, Percentage Lease revenue from our eight Silicon Valley, California hotels was 61% lower than in 2000, and also decreased as a percentage of our overall Percentage Lease revenue from 28% in 2000 to 16% in 2003. Our concentration in California made the negative effects of the economic recession on our business more pronounced as compared to some hotel companies with less concentration in California. We cannot predict whether, when or to what extent our hotels in the Silicon Valley area will succeed in replacing the business lost from the technology sector (and related businesses).

Capital expenditures. Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels may also require periodic capital improvements as a condition of keeping the franchise licenses. Generally, we are responsible for the costs of these capital improvements, which give rise to the following risks:

•	cost overruns and delays;

•	renovations disrupt operations and displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•	the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•	the risk that the return on our investment in these capital improvements will not be what we expect.

We have in the past funded capital expenditures from cash flow from operations and, to a relatively small degree, by borrowing. There can be no assurance that we will not need to borrow to fund future capital improvements.

Competition for guests. The upscale extended-stay and mid-price segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. There are many competitors in our market segments, and many of them have substantially greater marketing and financial resources than our operators or us. New hotels are always being constructed, and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

Competition for acquisitions; sales. We compete for hotel acquisitions with entities that have investment objectives similar to our objectives and have substantially greater financial resources or lower investment return requirements than we have. These entities generally may be able to accept higher levels of debt, or otherwise may tolerate more risk than we think is prudent for us. They may also have better relations with franchisors, sellers or lenders. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

We may decide to sell hotels, for a variety of reasons. We cannot assure you that we will be able to sell any hotels on favorable terms, or that hotels will not be sold for a loss. In 2003, we sold a hotel for a substantial loss, in early 2004 we sold a hotel for a substantial loss, and in early 2004 we entered into a contract for the sale of a hotel at a price representing a substantial loss.

Seasonality of hotel business. The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can cause quarterly fluctuations in our revenues.

Investment concentration in particular segments of single industry. Our entire business is hotel-related. Our current investment strategy is to own primarily upscale extended stay hotels, with a specific focus on Residence Inn by Marriott hotels, and limited service hotels, primarily Hampton Inn hotels. We have historically focused on hotels that appeal primarily to business travelers. We have not historically emphasized hotels that appeal to families or leisure travelers. Adverse conditions in the hotel or travel industry, in our segments of the industry or in the Residence Inn by Marriott or Hampton Inn brands, will have a material adverse effect on our lease revenues and cash available for distribution to our shareholders.

Our development activities may be more costly than we have anticipated

As part of our growth strategy, we may develop additional hotels, which may include the re-development of existing buildings for hotel use or the substantial renovation and upgrading of an existing hotel that is then reflagged to a different hotel brand. Development involves many substantial risks, which include the following:

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

Investment risks in the real estate industry generally may adversely affect our ability to make distributions to our shareholders

General risks of investing in real estate. Our investments in hotels are subject to varying degrees of risk that generally arise from the ownership of real property. The underlying value of our real estate investments and our income and ability to make distributions to our shareholders depend upon the ability of the operators of our hotels to maintain or increase room revenues. Both income from our hotels and our ability to make distributions may be adversely affected by changes beyond our control, including the following:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in real property tax rates or assessments and other operating expenses;

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters (which may result in uninsured losses) and acts of war and terrorism;

•	the relative illiquidity of real estate investments (see “—Conflicts of interest and related party transactions — Jeffrey H. Fisher,” “—Jack P. DeBoer” and “—Rolf E. Ruhfus” above); and

•	other circumstances beyond our control.

Uninsured and underinsured losses. We, the Summerfield Lessee and the IH Manager have obtained property, casualty and other insurance with loss limits and coverages deemed reasonable by management (and with the intent to satisfy the requirements of lenders and franchisors). In doing so, we have made decisions with respect to deductibles, policy limits and terms based on management’s experience, our risk profile and loss history, the nature of our hotels and businesses, our and our operators’ loss prevention efforts and the cost of insurance.

All of our hotels in California (and certain of our other hotels, such as our hotels in the Pacific Northwest) are located in areas that are subject to earthquake activity. These hotels are located in areas of high seismic risk and some were constructed under pre-1985 building codes. No assurance can be given that an earthquake would not render significant damage to the hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk. Additionally, areas in Florida where several of our hotels are located may experience hurricane or high-wind activity. We have earthquake insurance on our hotels in California and wind insurance on certain of our hotels located in Florida. However, recovery under these policies is subject to substantial deductibles, and there is no assurance that this insurance will fully fund the re-building or restoration of a hotel impacted by an earthquake, hurricane or high wind. We have no coverage from damage from earthquakes, floods or high wind caused by a terrorist attack.

Our insurance policies include certain coverage for property losses caused by certain terrorist acts. The Terrorism Risk Insurance Act of 2002 (“Insurance Act”), which became effective in November 2002, requires property and casualty insurers to offer terrorism insurance, for which they can charge additional premiums, and provides federal funds to help insurers pay claims from terrorist attacks. We have accepted such coverages under our primary property insurance policies. Based on information provided by our insurance agent, we understand that coverage offered pursuant to the Insurance Act applies, generally, to acts of terrorism on U.S. soil by foreign agents resulting in a total of more than $5 million of property and casualty insurance losses. Therefore, our understanding of the coverages offered pursuant to the Insurance Act is that they exclude losses from terrorist acts on U.S. soil by foreign agents that result in a total of less than $5 million of losses. Also, our understanding is that all terrorist coverage, whether included in the primary insurance policies or in the coverages offered under the Insurance Act, exclude coverage for losses from, among other things, acts of terrorism by U.S. based groups or individuals, nuclear devices and acts of war.

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

Accordingly, there can be no assurance (1) that the insurance coverages that we and/or our lessees and operators have obtained will fully protect us (or our lessees or operators) against insurable losses (i.e., losses may exceed coverage limits); (2) that we (or our lessees or operators) will not incur large deductibles that will adversely effect our earnings; (3) that we (or our lessees or operators) will not incur losses from risks that are not insurable or that are not economically insurable; or (4) that our current insurance coverages will continue to be available at reasonable rates. As a result, one or more large uninsured or underinsured losses could have a material adverse affect on us (or our lessees or operators).

Our lenders require us to maintain certain insurance coverages. We believe that we have complied with the insurance maintenance requirements under the governing loan documents. However, a lender may disagree, in which case the lender could obtain additional coverages and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary, or, in the latter case, we could be subjected to a foreclosure on hotels collateralizing one or more loans. In addition, a material casualty to one or more hotels collateralizing loans may result in (a) the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or (b) the lender foreclosing on the hotels if there is a material loss that is not insured.

Failure to comply with governmental regulations could affect our operating results

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

Furthermore, various court decisions have established that third parties may recover damages for injury caused by release of hazardous substances and for property contamination. For instance, a person exposed to asbestos while working at or staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental issues restrict the use of a property or place conditions on various activities. One example is laws that require a business using chemicals to manage them carefully and to notify local officials if regulated spills occurs.

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

It is possible that these ESAs do not reveal all environmental liabilities or that there are material environmental liabilities or compliance concerns that we are not aware of. Moreover, we cannot assure you that (i) future laws, ordinances or regulations will not impose material environmental liability, or (ii) the current environmental condition of a hotel will not be affected by the condition of properties in the vicinity of the hotel (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Recent news accounts suggest that there is an increasing amount of litigation over claims that mold (or other airborne contaminants) has damaged buildings and had adverse health effects. We have, infrequently, discovered relatively small amounts of mold-related damage in a limited number of our hotels, which we believe are generally caused by one or more water intrusions (e.g., a roof leak, plugged air conditioner condensation lines, etc.). Mold (and certain other airborne contaminants) occurs naturally and is present in some quantity in virtually every structure, so we cannot assure you that it is not present, or will not in the future be present, in our hotels, and it is possible that plaintiffs could successfully establish that mold (or another airborne contaminant) causes or exacerbates certain adverse health conditions. If any such potential plaintiffs (who could include hotel guests and employees) are successful, and mold (or another airborne contaminant) does occur in our hotels, we could incur liability, and such liability could be substantial. We generally have no insurance coverage for the cost of repairing or replacing elements of a building or its contents that are affected by mold (or other environmental conditions), or for defending or disposing of such suits.

Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or the “ADA,” all public accommodations must meet various federal requirements for access and use by disabled persons. Many states also have similar requirements. Compliance with the ADA’s requirements could require removal of access barriers, and our failure to comply could result in the U.S. or a state’s government imposing fines or in private litigants winning damages against us. As substantial renovations are planned to all or any substantial part of a hotel, and in connection with the construction of any new hotel or addition to an existing hotel, our policy is to consult a local architect to insure compliance with all applicable codes and ADA. While we take these and other steps to confirm that we comply substantially with the ADA, and many of our hotels were constructed recently and incorporated ADA compliance into the original design, there is no assurance that we will not be required to make unplanned, substantial modifications to our hotel to comply with the ADA. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our ability to make distributions to our shareholders could be adversely affected.

Fluctuations in property taxes and insurance costs can adversely affect our distributions to our shareholders

Each of our hotels is subject to real and personal property taxes. These taxes on our hotel properties may increase or decrease as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our ability to make distributions to our shareholders could be adversely affected.

We carry insurance on all of our hotels and our business. The costs of property and casualty insurance carried by us and/or the IH Lessee rose substantially in the insurance renewal cycles after September 11, 2001. These increases were due primarily to the disruption in the insurance and stock markets caused by the September 11, 2001 terrorist attacks, to significant payouts that our insurers have made or may have to make in the future on certain covered claims by or against us, and to the location (i.e., California) and physical characteristics (i.e., non-sprinklered) of a number of our hotels. These factors, as well as any future covered losses or other casualties, may result in (a) future insurance cost increases, (b) our inability to obtain (or economically obtain) important insurance coverages and/or (c) an increased risk of exposure to casualties if our insurance deductibles are substantially increased or the limits of our insurance coverages are substantially reduced. While in absolute dollars property tax is a much larger expense than insurance for us, our ability to make distributions could be adversely affected if insurance costs continue to increase. Please see “—Investment risks in the real estate industry generally may adversely affect our ability to make distributions to our shareholders — Uninsured and underinsured losses” above.

Franchise requirements could adversely affect distributions to our shareholders

Our hotel operators must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels operate. A franchisor may impose upgraded or new brand standards, such as enhancing the complimentary breakfast offered by a hotel or increasing the value of guest awards under its ‘frequent guest’ program, which can add substantial expense for the hotel. The franchisors periodically inspect our hotels to confirm adherence to the franchisors’ operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. We rely on our operators to conform to operational standards. The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to shareholders.

The ability of our board of trustees to change our major policies at any time may not be in your interest

Our board of trustees determines many of our major corporate policies, including our acquisitions, dispositions, growth, operations and distribution policies. The board of trustees may amend or revise these and other policies at any time without the vote or consent of our shareholders.

Provisions of our Declaration of Trust and Maryland law may limit the ability of a third party to acquire control of us.

Ownership limitation. Our Declaration of Trust provides that no person may directly or indirectly own more than 9.8% of our common shares and preferred shares. This may prevent an acquisition of control of us by a third party without our board of trustees’ approval, even if shareholders believe the change of control is in their best interest. See “Our share ownership limitation may prevent certain transfers of our common shares” below.

Staggered board of trustees. Under our Declaration of Trust, our board of trustees has three classes of trustees. Trustees for each class are elected for staggered three-year terms and until their successors are elected and qualify. The staggered terms of our trustees may restrict the ability to effect a change of control of us, even if shareholders believe a change of control is in their best interest. The staggered terms for our trustees may also discourage offers or other bids being made for our shares at a premium over the market price.

Authority to issue preferred shares. Our Declaration of Trust authorizes the board of trustees to issue up to 20,000,000 preferred shares and to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or distributions, qualifications, or terms or conditions of redemption of any preferred shares issued. The issuance of preferred shares may discourage takeover offers for, or changes in control of our company, even if shareholders believe that such events may be in their best interest.

Maryland anti-takeover statutes. We are subject to various provisions of Maryland law placing restrictions and requiring compliance with various procedures designed to protect the shareholders of Maryland REITs against unfair or coercive mergers and acquisitions. These restrictions and procedural requirements may discourage takeover offers for, or changes in control of our company, even if shareholders believe that such events may be in their interest. See “Description of Shares of Beneficial Interest — Certain Provisions of Our Declaration of Trust and Bylaws and Maryland Law.”

Our failure to qualify as a REIT under the federal tax laws would result in adverse tax consequences

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). If we qualify as a REIT, with certain exceptions, we will not be subject to federal income tax at the company level on our taxable income that is distributed to shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Failure to qualify as a REIT will render us subject to federal income tax (including any applicable minimum tax) on our taxable income at regular corporate rates and distributions to the holders of our shares in any such year will not be deductible by us. If the Internal Revenue Service were to challenge successfully the tax status of the Partnership as a partnership for federal income tax purposes, the Partnership would be taxable as a corporation. In that event, we would likely cease to qualify as a REIT for a variety of reasons. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have, in the past, obtained the opinion of our legal counsel that, as of the date of the opinion, we qualify as a REIT. These opinions were based on certain assumptions and representations and are not binding on the Internal Revenue Service or any court. Even if we qualify for taxation as a REIT, we are subject to certain federal, state and local taxes on our income and property.

Our share ownership limitation may prevent certain transfers of our common shares

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than 9.8% of the outstanding common shares or any other class or series of outstanding shares of beneficial interest by any shareholder or group (the “Ownership Limitation”). Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation. Any transfer of shares of beneficial interest that would prevent us from continuing to qualify as a REIT under the Code will be void ab initio, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “shares-in-trust.” Further, we will be deemed to have been offered shares-in-trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such shares-in-trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the record holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are purchased by us, if the market price falls between the date of purchase and the date of redemption.

We have, in limited instances from time to time, permitted certain owners to own shares in excess of the Ownership Limitation. The board of trustees has waived the Ownership Limitation for such owners after following procedures set out in our Declaration of Trust, under which the owners requesting the waivers provided certain information and our counsel provided certain legal opinions. These waivers established levels of permissible share ownership for the owners requesting the waivers that are higher than the Ownership Limitation — if the owners acquire shares in excess of the higher limits, those shares are subject to the risks described above in the absence of further waivers. The board of trustees is not obligated to grant such waivers and has no current intention to do so with respect to any owners who (individually or aggregated as the Declaration of Trust requires) do not currently own shares in excess of the Ownership Limitation.

Recent changes in taxation of corporate dividends may adversely affect the value of our shares of beneficial interest

The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by domestic noncorporate taxpayers on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to domestic noncorporate taxpayers by a REIT on its shares, except for certain limited amounts. This legislation could cause domestic noncorporate investors to view the stock of regular C corporations as more attractive relative to the shares of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the shares of REITs in general or on our shares of beneficial interest in particular, either in terms of price or relative to other investments.

Our TRSs increase our tax liability

Our TRSs are subject to federal and state income tax on their taxable income, which will consist of the revenues from the hotels leased by the TRS lessees, net of the operating expenses for such hotels and rent payments to us. Accordingly, although our ownership of the TRSs will allow us to participate in the operating income from our hotels in addition to receiving rent from our TRSs, that operating income will be subject to income tax. The after-tax net income of our TRSs, if any, will be available for distribution to us.

We will incur a 100% excise tax on transactions with our TRSs that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs to us exceeds an arm’s-length rental amount, such amount potentially will be subject to the excise tax. We intend that all transactions between us and our TRSs will be conducted on an arm’s-length basis and, therefore, that the rent paid by our TRSs to us will not be subject to the excise tax.

LIST OF EXHIBITS

Exhibit Number	Description of Exhibits
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003).

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference).

10.1(a)	Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.1(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 1, 1997.*

10.1(c)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 23, 1997.*

10.1(d)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of March 1, 1998.*

10.1(e)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of January 20, 2004.*

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.3	Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.4	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.5	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997, and incorporated herein by reference).

10.6(a)	Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.6(a) to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.6(b)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of October 9, 1998.*

10.6(c)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of November 13, 2000.*

10.6(d)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of December 31, 2003.*

10.6(e)	Severance Agreement between Innkeepers USA Trust and David Bulger, dated as of January 1, 2004.*

10.6(f)	Severance Agreement between Innkeepers USA Trust and Gregory M. Fay, dated as of January 1, 2004.*

10.6(g)	Severance Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of January 1, 2004.*

10.7	Form of Non-Compete Agreement between Innkeepers USA Trust and Jeffrey H. Fisher (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 12, 2003, and incorporated herein by reference).

10.8	Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.9	Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.10(a)	Amended and Restated Credit Agreement, dated as of July 31, 2001, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., Credit Lyonnais New York Branch and the lenders named therein (previously filed as Exhibit 10.10(a) to the Company’s Current Report on Form 8-K filed December 23, 2003, and incorporated herein by reference).

10.10(b)	First Amendment of Amended and Restated Credit Agreement, dated April 19, 2002 and effective as of March 29, 2002, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent (previously filed as Exhibit 10.1(b) to the Company’s Current Report on Form 8-k filed May 31, 2002, and incorporated herein by reference).

10.10(c)	Second Amendment of Amended and Restated Credit Agreement, dated January 31, 2003 and effective as of December 31, 2002, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent (previously filed as Exhibit 10.1(c) to the Company’s Current Report on Form 8-K filed on February 15, 2003, and incorporated herein by reference).

10.10(d)	Third Amendment of Amended and Restated Credit Agreement, dated January 21, 2004 and effective as of December 31, 2003, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Bank of America, N.A., as Issuing Bank, and Credit Lyonnais New York Branch, as Syndication Agent.*

10.11	Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company’s Form 8-K filed on November 22, 1996, and incorporated herein by reference).

10.12	Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.13	Form of percentage lease agreement for Summerfield acquisition hotels (previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.14	Agreement on Franchise-Related matters between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Management Company, L.P., dated as of June 20, 1997, (previously filed as Exhibit 10.3 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.15	Lease Master Agreement between the Innkeepers acquisition partnerships, Innkeepers USA Limited Partnership and Summerfield Suites Lease Company, L.P., dated as of June 20, 1997 (previously filed as Exhibit 10.4 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.16	Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.17	Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.18	Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.19	Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.20	Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.21	Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.21 (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.22	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.23	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.24	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.25	Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.26	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.27	Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.28	Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.29	Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.30	Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.31	Master Lease Assignment Agreement, dated as of August 8, 2003, by and among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Innkeepers Hospitality, Inc., Innkeepers Hospitality Management, Inc., and various affiliates thereof (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein)).

10.32	Form of Hotel Management Agreement between KPA Leaseco, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.33	Form of Pooling and Cumulation Agreement by and among KPA Leaseco, Inc., KPA Leaseco II, Inc., KPA Leaseco III, Inc., KPA Leaseco IV, Inc., KPA Leaseco V, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.34	Omnibus Agreement for a 17-hotel conversion, between Residence Inn by Marriott, Inc., TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.35	Lease Termination Agreement, dated as of February 27, 2004, among Summerfield KPA Lessee, L.P., Summerfield Hotel Leasing Company, L.P., Patriot American Hospitality Partnership, Innkeepers Summerfield General, L.P., Innkeepers Summerfield General II, L.P. and Innkeepers Sunrise Tinton Falls, L.P*

10.36.	Form of Summerfield Suites by Wyndham Franchise Agreement to be applicable to Summerfield Suites by Wyndham hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA*

10.37	First Amendment to Summerfield Suites by Wyndham Franchise Agreements referenced in Exhibit 10.36 above.*

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Vice President of Accounting of Innkeepers Hospitality.*

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Vice President of Accounting of Innkeepers Hospitality.*

*	Filed Herewith

Financial Statement Schedules

Schedule 3 - Real Estate and Accumulated Depreciation at December 31, 2003.