Form 10-Q
period 2004-03-31
INNKEEPERS USA TRUST/FL
filed 2004-05-05
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 2004, was 37,617,327.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Investment in hotel properties:
Land and improvements	$102,025	$102,823
Buildings and improvements	649,288	654,847
Furniture and equipment	92,080	92,206
Renovations in process	9,398	3,161
Hotels held for sale	4,885	2,979

	857,676	856,016
Accumulated depreciation	(195,421)	(189,156)

Net investment in hotel properties	662,255	666,860
Cash and cash equivalents	41,379	9,586
Restricted cash and cash equivalents	7,909	7,586
Accounts receivable	5,693	8,091
Prepaids and inventory	1,392	1,794
Deferred expenses and other	19,420	12,823

Total assets	$738,048	$706,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$230,972	$232,174
Accounts payable and accrued expenses	13,301	8,982
Payable to Manager	359	811
Franchise conversion fee obligations	10,854	5,249
Distributions payable	4,493	3,977
Minority interest in Partnership	51,497	51,689

Total liabilities	311,476	302,882

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 and 4,630,000 shares issued and outstanding, respectively	145,000	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,573,076 and 37,563,499 issued and outstanding, respectively	376	376
Additional paid-in capital	392,992	393,349
Unearned compensation	(744)	(897)
Distributions in excess of earnings	(111,052)	(104,720)

Total shareholders’ equity	426,572	403,858

Total liabilities and shareholders’ equity	$738,048	$706,740

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
Revenue:
Hotel operating revenue
Rooms	$35,968	—
Food and beverage	77	—
Telephone	431	—
Other	694	—
Percentage Lease revenue	5,073	$16,335
Other revenue	110	129

Total revenue	42,353	16,464

Expenses:
Hotel operating expenses
Rooms	8,294	—
Food and beverage	77	—
Telephone	467	—
Other	302	—
General and administrative	3,594	—
Franchise and marketing fees	2,685	—
Amortization of deferred franchise conversion fees	226	—
Advertising and promotions	1,241	—
Utilities	1,796	—
Repairs and maintenance	2,054	—
Management fees	1,199	—
Amortization of deferred lease acquisition cost	120	—
Insurance	279	—
Corporate expenses
Depreciation	8,292	8,303
Amortization of franchise costs	13	14
Ground rent	127	124
Interest expense	4,494	4,315
Amortization of loan origination fees	269	269
Property taxes and insurance	2,907	2,857
General and administrative (excluding amortization of unearned compensation)	1,631	1,403
Amortization of unearned compensation	227	345
Other charges	371	655

Total expenses	40,665	18,285

Income (loss) before minority interest	1,688	(1,821)
Minority interest, common	157	157
Minority interest, preferred	(1,068)	(1,068)

Income (loss) from continuing operations	777	(2,732)
Discontinued operations	1,056	178

Net income (loss)	1,833	(2,554)
Loss on redemption of Series A Preferred Shares	(4,249)	—
Preferred share dividends	(2,789)	(2,496)

Net loss applicable to common shareholders	$(5,205)	$(5,050)

Earnings (loss) per share data:
Basic – continuing operations	$(0.17)	$(0.14)

Basic	$(0.14)	$(0.14)

Basic – weighted average shares	37,430,579	37,386,312

Diluted – continuing operations	$(0.17)	$(0.14)

Diluted	$(0.14)	$(0.14)

Diluted – weighted average shares	37,430,579	37,386,312

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,833	$(2,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,266	9,085
Minority interests	911	911
Deferred rent revenue	—	3,463
Gain on sale of hotel	(1,029)	—
Changes in operating assets and liabilities:
Accounts receivable	2,398	(1,404)
Prepaids and inventory	402	407
Accounts payable and accrued expenses	4,319	(624)
Payable to Manager	(452)	—

Net cash provided by operating activities	17,648	9,284

Cash flows from investing activities:
Investment in hotel properties	(6,805)	(5,077)
Proceeds from sale of hotels	4,028	—
Deposits and costs incurred in acquisition of hotel	(159)	(440)
Net deposits into restricted cash accounts	(323)	(255)
Acquisitions of leases	(1,336)	—

Net cash used by investing activities	(4,595)	(5,772)

Cash flows from financing activities:
Payments on debt	(1,202)	(1,148)
Payments on franchise conversion obligations	(91)	—
Distributions paid to unit holders	(1,103)	(1,255)
Distributions paid to shareholders	(3,400)	(8,495)
Redemption of shares or units	(115,730)	—
Net proceeds from issuance of preferred shares	140,300	—
Loan origination fees and costs paid	(34)	(143)

Net cash provided (used) by financing activities	18,740	(11,041)

Net increase (decrease) in cash and cash equivalents	31,793	(7,529)
Cash and cash equivalents at beginning of year	9,586	21,367

Cash and cash equivalents at end of year	$41,379	$13,838

Supplemental cash flow information:
Interest paid	$4,331	$4,348

Supplemental disclosure of non-cash information – See Note 1 for a description of the assumption of liabilities for non-cash consideration in connection with the Marriott Takeback Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1.	Organization

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at March 31, 2004, owned 66 hotels with an aggregate of 8,185 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”).

TRS Transaction. From January 1, 2003 through November 30, 2003, 61 Hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount (“Base Rent”) or, (b) if greater, percentage rent based on the room revenues of the hotel (“Percentage Rent”). The IH Lessee operated 44 hotels for that entire 11-month period (including the Residence Inn by Marriott hotel located in Winston Salem, NC, which was sold on September 10, 2003). Affiliates of Marriott International, Inc. (“Marriott”) operated 17 Hotels for part of 2003 (including the Residence Inn by Marriott hotel located in Eden Prairie, MN, which was sold on January 30, 2004), under management agreements with the IH Lessee. Between April and July 2003, the IH Lessee terminated the Marriott management agreements for those 17 Hotels and began managing those Hotels directly. This transaction is discussed in more detail under “Management Conversion of Marriott-Managed Hotels” below. A Hotel acquired in June 2003 was leased by the Company to a wholly-owned taxable REIT subsidiary (“TRS”), and the TRS engaged an affiliate of the IH Lessee (the “IH Manager”) to manage the Hotel. Between December 1, 2003 and March 1, 2004, wholly-owned TRSs acquired from the IH Lessee the Percentage Leases for all of the Hotels and simultaneously entered into management agreements with the IH Manager to manage those Hotels. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. The acquisition of Percentage Leases from the IH Lessee is referred to as the “TRS Transaction.”

Wyndham Lease Termination Transaction. During 2003, six Hotels were leased to affiliates of Wyndham International, Inc. (the “Summerfield Lessee”) and affiliates of the Summerfield Lessee operated those Hotels. The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” The Company terminated one Percentage Lease with the Summerfield Lessee on March 1, 2004 and five Percentage Leases with the Summerfield Lessee on April 1, 2004. The Company then (i) entered into new Percentage Leases for the six Hotels with TRSs on economic terms substantially similar to those in the terminated Percentage Leases, (ii) caused the TRSs to enter into management agreements with the IH Manager for the six Hotels (which agreements have terms substantially similar to the management agreements entered into with the IH Manager in connection with the TRS Transaction) and (iii) caused the TRSs to enter into franchise agreements with an affiliate of Wyndham with respect to the five Hotels operating under the Summerfield Suites by Wyndham brand. No consideration was paid to the Summerfield Lessee or its affiliates in connection with the termination of the Summerfield Lessee’s Percentage Leases. This transaction is referred to as the “Wyndham Lease Termination Transaction.”

After the completion of the Wyndham Lease Termination Transaction on April 1, 2004, all of the Company’s Hotels are leased to TRSs and managed by the IH Manager. Under this new structure, hotel-level revenue and expenses are recognized in the Company’s financial statements. Because the Company had hotels operating under the previous structure during most of 2003, the accompanying statement of operations for 2003 still reflects “Percentage Lease revenue.” Under the new structure, payments under the Percentage Leases are eliminated in consolidation.

Management Conversion of Marriott-Managed Hotels. In March 2003, the Company, the IH Lessee, Marriott and various affiliates thereof entered into an agreement for a transaction under which the IH Lessee would (1) convert the agreements under which 17 of the Hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) become the manager of the hotels. Under the terms of the converted agreements, TRSs will (1) pay a franchise fee of 6½% of room revenues to Marriott for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 9 years, beginning in 2005 (the “Conversion Fee”). The Conversion Fee is subject to an aggregate credit of $750,000 from Marriott. In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met. The other fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. This transaction is referred to as the “Marriott Takeback Transaction.” As of July 25, 2003, the

conversion of all 17 hotels from Marriott-managed to Marriott-franchised was completed. In connection with the TRS Transaction, the TRSs assumed the obligations to Marriott under the new franchise agreements, including payment of the Conversion Fee, and the IH Manager assumed the management of these 17 Hotels. On February 1, 2004, the Company recorded an additional franchise conversion fee liability of $5,696,000 and a “deferred franchise conversion fees” asset in the same amount.

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controlled the IH Lessee and controls the IH Manager. Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham International, Inc.

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “10-K”). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2.	Recent Developments

On January 20, 2004, the Company completed an offering of 5,800,000 new 8.0% Series C cumulative preferred shares (“Series C Preferred Shares”). The offering included the underwriters’ exercise of an over-allotment option granted by the Company with respect to the purchase of 600,000 Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the $25 per share liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds from the offering were approximately $140.3 million. The Company used approximately $115.7 million to redeem all of the Company’s outstanding 8.625% Series A Preferred Shares and the balance will be used for general corporate purposes. In connection with the redemption of the Series A Preferred Shares, the Company expensed the offering costs of $4,249,000 related to the initial issuance of the Series A Preferred Shares.

In April 2004, the Company entered into an agreement to acquire an existing 146-suite Homewood Suites hotel located on the Riverwalk in San Antonio, TX for $21.0 million. The Company anticipates closing this acquisition in May 2004, subject to certain closing conditions. The Company anticipates that the hotel will be leased to a wholly-owned TRS and managed by the IH Manager. The Company anticipates that the purchase price will be paid from available cash on hand.

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

If the Company had recognized compensation cost for options granted to employees and trustees based on the “fair value” method, the Company would have recognized compensation cost of less than $25,000 for the three months ended March 31, 2004 and 2003. This would have reduced net income (loss) available to common shareholders per share by less than $0.01 in each of these periods.

4.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2004 and 2003 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Income (loss) from continuing operations	$777	$(2,732)
Loss on redemption of Series A Preferred Shares	(4,249)	—
Preferred share dividends	(2,789)	(2,496)

Loss applicable to common shareholders from continuing operations	(6,261)	(5,228)
Discontinued operations	1,056	178

Net loss applicable to common shareholders	$(5,205)	$(5,050)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	37,430,579	37,386,312
Effect of dilutive securities:
Stock options	—	—
Restricted shares	—	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	37,430,579	37,386,312

Earnings (loss) per share data:
Basic-continuing operations	$(0.17)	$(0.14)
Discontinued operations	0.03	—

Basic	$(0.14)	$(0.14)

Diluted-continuing operations	$(0.17)	$(0.14)
Discontinued operations	0.03	—

Diluted	$(0.14)	$(0.14)

The conversion of Common Units into common shares has no effect on earnings (loss) per share. The conversion of the Series A Preferred Shares, the Class B Preferred Units and 1,316,500 outstanding options are anti-dilutive (i.e., assuming that they were converted into common shares would reduce the loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share.

5.	Other Charges

Other charges for the three months ended March 31, 2004 and 2003 include the following (in thousands):

	2004	2003
Litigation settlement	—	$21
Advisory services	$32	416
TRS transaction costs	339	218

	$371	$655

The litigation settlement is related to litigation with the Company’s former Chief Operating Officer, and the advisory services (which include legal fees to the special committee of the Board of Trustees) and TRS Transaction costs are related to the TRS Transaction. Included in TRS transaction costs is a $250,000 reimbursement to the IH Lessee for costs it incurred in connection with the Marriott Takeback Transaction.

6.	Discontinued Operations

In 2002, the Company adopted the provision of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the third quarter of 2002, the Company classified its Residence Inn by Marriott hotel located in Winston Salem, NC as “held for sale” and stopped depreciation of this hotel. As a result of the “held for sale” classification, the Company reduced the carrying value of this hotel to its estimated fair value (less costs to sell) of $2,000,000 and recognized a loss reserve of $3,713,000 in 2002. The Company sold this hotel in September 2003 and recognized a $57,000 loss on the sale.

During the fourth quarter of 2003, the Company classified its Residence Inn by Marriott hotel located in Eden Prairie, MN as “held for sale.” In 2002, the Company recognized an impairment loss of $6,500,000 related to this hotel. An additional loss reserve was not necessary as a result of the “held for sale” classification. The Company sold this hotel on January 30, 2004 and recognized a gain on the sale of $1,029,000.

In addition, during the first quarter of 2004, the Company classified its Hampton Inn hotel located in Norcross, GA as “held for sale.” In 2003, the Company recognized an impairment loss of $3,870,000 related to this hotel. An additional loss reserve was not necessary as a result of the “held for sale” classification.

The results of operations from these hotel properties are classified as discontinued operations in the accompanying statements of operations. The previously reported 2003 results of operations have been reclassified to reflect the classification of these hotels as “held for sale.”

The following table sets forth the components of discontinued operations for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Hotel operating revenue	$423	—
Percentage Lease revenue	74	$452
Other income	1	1
Hotel operating expenses	(311)	—
Depreciation	(119)	(154)
Amortization of franchise fees	(1)	—
Property taxes and insurance	(38)	(118)
General and administrative	(2)	(3)
Gain on sale of hotel	1,029	—

	$1,056	$178

7.	Income Taxes

The TRSs of the Company are subject to federal and state income taxes. The TRSs account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The TRSs have cumulative future income tax deductions of approximately $2.4 million (related primarily to accumulated net operating losses) at March 31, 2004 and the gross deferred tax asset associated with these future tax deductions was approximately $0.9 million. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

8.	Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. As of March 31, 2004, the Company did not own an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created will be evaluated based on FIN No. 46R criteria and consolidated, if required.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “10-K”). An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the 10-K. The Company’s 2003 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

The following chart sets forth certain information with respect to the Hotels at March 31, 2004:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	44	5,275
Summerfield Suites by Wyndham	5	650
Sunrise Suites (1)	1	96

	50	6,021

Mid-Priced
Hampton Inn	12	1,526
Courtyard by Marriott	1	136
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204
Quality Inn (2)	1	203

	16	2,164

	66	8,185

(1)	This hotel is operated independently of any franchise brand.

(2)	The Company intends to renovate this hotel and convert it to a Courtyard by Marriott hotel.

Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for 65 of the Hotels are presented in the following table.

	Three Months Ended March 31,		Percentage increase (decrease)
	2004	2003
Portfolio (1)
ADR	$93.64	$93.62	0.02%
Occupancy	69.17%	66.20%	4.49
RevPAR	$64.77	$61.97	4.52
By Segment
Upscale Extended-Stay Hotels (2)
ADR	$94.80	$95.20	(.42)
Occupancy	73.54%	69.54%	5.75
RevPAR	$69.71	$66.20	5.30
Mid-Priced Hotels (3)
ADR	$88.94	$87.57	1.56
Occupancy	55.78%	55.95%	(.30)
RevPAR	$49.61	$49.00	1.24

(1)	65 hotels, excludes one hotel acquired on June 1, 2003 and one hotel sold on September 9, 2003 and one hotel sold on January 30, 2004.

(2)	50 hotels, excludes one hotel sold on September 9, 2003 and one hotel sold on January 30, 2004

(3)	15 hotels, excludes one hotel acquired on June 1, 2003

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

The Company reviews its hotel properties for “impairment” whenever events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. The Company reviewed each of its hotel properties at December 31, 2003 for impairment and, based on its estimate of each hotel’s future undiscounted cash flows, determined that an impairment existed on three of its hotels at December 31, 2003. There were no circumstances occurring in the first quarter of 2004 that required the Company to review any of its hotel properties for impairment. In determining each hotel’s future undiscounted cash flows, we made many assumptions and estimates, including the following: (1) annual cash flow growth rates for revenues and expenses, (2) holdings periods of the hotels, (3) expected remaining useful lives of the hotels, (4) future capital expenditure requirements, and (5) fair value of the hotel upon disposition, if appropriate. If the Company’s estimate of the future cash flows of the hotels were to decrease in future periods, the Company may be required to recognize an impairment charge in such periods and the impairment charge may be significant.

Income Taxes. The TRSs have cumulative future income tax deductions of $2.4 million at March 31, 2004 and the gross deferred tax asset associated with these future tax deductions was $0.9 million. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception. The TRSs considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the TRSs were to determine that it could realize all or a portion of the deferred tax asset in the future, the TRSs would record a reduction in the valuation allowance and recognize a deferred income tax benefit in the same amount.

Results of Operations

Deferred Recognition of Percentage Lease Revenue under SAB 101

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The effect of the application of SAB 101 on the financial statements for the three months ended March 31, 2003 was to defer the recognition of Percentage Lease revenue of $3,463,000. At March 31, 2003, “Deferred rent revenue” of $3,463,000 represents Percentage Rent collected or due from the Lessees under the terms of the Percentage Leases that the Company recognized as Percentage Lease revenue in the fourth quarter of 2003.

As a result of the TRS Transaction and the Wyndham Lease Termination Transaction, SAB 101 will not impact the Company’s revenue recognition in future periods.

Comparison of the Three Months Ended March 31, 2004 (“2004”) to the Three Months Ended March 31, 2003 (“2003”)

Between December 1, 2003 and March 1, 2004, wholly-owned TRSs acquired the Percentage Leases on the Hotels leased by the IH Lessee and the TRSs entered into management agreements with the IH Manager to manage those hotels. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. The Company began to recognize hotel level operating revenues and expenses for hotels as they were leased to TRSs and became managed by the IH Manager.

As a result of the TRS Transaction and the Wyndham Lease Termination Transaction, the Company believes that the following information would be useful in evaluating the performance of the Company for the three months ended March 31, 2004. The following table summarizes the hotel operating revenue and hotel operating expenses for the Company and the IH Lessee for the three months ended March 31, 2004 and 2003 (dollar amounts in thousands):

	2004			2003
	TRS (1)	IH Lessee (2)	Total	IH Lessee (3)
Hotel operating revenue	$37,170	$6,617	$43,787	$40,425
Hotel operating expenses	22,334	3,875	26,209	22,777

Hotel operating expenses as a percentage of hotel operating revenue	60.1%	58.6%	59.9%	56.3%

(1)	Represents the hotel operations recognized in the Company’s financial statements. It excludes the operations of hotels that are “held for sale.”

(2)	Represents the hotel operations for the IH Lessee for the period prior to the closing of the TRS Transaction. It excludes the operations of hotels that are “held for sale.”

(3)	Represents the hotel operations for the IH Lessee. It excludes the operations of hotels that are “held for sale” and the operations of the hotels leased to the Summerfield Lessee.

The increase in hotel operating revenue of $3,362,000 was due primarily to (a) the 4.52% RevPAR increase at the Hotels for 2004 over the 2003 comparable period ($1,827,000), (b) the revenue from the operation of the Sunrise Suites hotel located in Tinton Falls, NJ ($209,000) which was leased to a TRS and managed by the IH Manager beginning March 1, 2004, (c) the revenue from the operation of the Quality Inn hotel located in Atlantic City, NJ ($568,000) which was acquired in June 2003, and (d) an extra day (February 29) of revenue in the 2004 period ($430,000).

Hotel operating expenses increased when expressed as a percentage of hotel operating revenue from 56.3% in 2003 to 59.9% in 2004. This was due primarily to (a) management fees due to the IH Manager as a result of the TRS Transaction, which increased management fees as a percentage of hotel operating revenue from 0.9% in 2003 to 2.7% on 2004, (b) the amortization of deferred franchise conversion fees and deferred lease acquisition cost in 2004 of $346,000, or 0.8% of hotel operating revenue, and (c) a 90 basis point in rooms expense due to higher salaries and benefits and increased costs as a result of the higher occupancies at the hotels in the first quarter of 2004 when compared to 2003.

The Company’s revenues (as recognized in the accompanying financial statements) increased $25,889,000 to $42,353,000 in 2004 from $16,464,000 for 2003. The Company’s 2004 revenue consists of $36,476,000 of hotel operating revenue, $5,073,000 of Percentage Lease revenue from the Lessees, and $110,000 of other revenue, compared with the 2003 revenue consisting of $16,335,000 of Percentage Lease revenue from the Lessees and $129,000 of other revenue. The decrease in Percentage Lease revenue was due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction. With the completion of these transactions as of April 1, 2004, the Company does not anticipate recognizing any Percentage Lease revenue in future periods.

The Company’s hotel operating expenses (as recognized in the accompanying financial statements) were $22,334,000 in 2004 compared to zero in 2003. With the completion of the TRS transaction and the Wyndham Lease Termination Transaction, the Company recognizes hotel level operating expenses related to hotels leased to TRSs.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) was $8,801,000 in the aggregate for 2004 compared with $8,931,000 for 2003. The decrease in Depreciation and Amortization was primarily due to a decrease in the amortization of unearned compensation which was attributable to fewer restricted shares being amortized.

Interest expense for 2004 was $4,494,000 compared with $4,315,000 for 2003. This increase was due primarily to interest expense of capital leases which were entered into during the fourth quarter of 2003 and the first quarter of 2004 for high speed internet access equipment at the hotels.

Property taxes and insurance remained relatively constant during the first quarter of 2004 at $2,907,000 compared with $2,857,000 for the comparable period of 2003.

General and administrative expenses increased $228,000, to $1,631,000 in 2004 from $1,403,000 in 2003. This increase was due primarily to increases in salaries and benefits of $148,000, increase in trustee and officer insurance premiums of $26,000, and an increase in information technology costs of $54,000.

Other charges decreased $284,000 to $371,000 in 2004 compared to $655,000 in 2003. This decrease was primarily due to a reduction in advisory fees related to the TRS transaction, which was completed during the first quarter of 2004, partially offset by a $250,000 reimbursement to the IH Lessee for costs incurred in connection with the Marriott Takeback Transaction.

Income from discontinued operations increased from $178,000 in 2003 to $1,056,000 in 2004. This increase was due primarily to the $1,029,000 gain recognized on the sale of the Residence Inn by Marriott hotel located in Eden Prairie, MN.

In 2004 the Company recognized a loss on the redemption of the Series A Preferred Shares of $4,249,000, or $0.11 per diluted share. The loss represented the issuance costs of the Series A Preferred Shares that were required to be expensed as a result of the redemption of the Series A Preferred Shares.

Net loss applicable to common shareholders for 2004 was $5,205,000, or $0.14 per diluted share, compared with net loss of $5,050,000, or $0.14 per diluted share, for 2003. This change was due primarily to the factors discussed previously.

Liquidity and Capital Resources

During 2003, the Company’s principal source of liquidity was rent payments from the Lessees under the Percentage Leases, and the Company was dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. However with the completion of the TRS Transaction in 2004, the Company’s principal source of liquidity will now be derived from hotel operations. The Company expects that its cash from hotel operations during 2004 may not be adequate to meet all of its liquidity and capital expenditure needs during the year. The Company currently expects to fund any liquidity or capital expenditure shortfall and its external growth objectives primarily with the Company’s current cash on hand (including the excess proceeds received from the Series C Preferred Share offering of approximately $25,000,000), by borrowing on its Line of Credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and restricted cash equivalents) at March 31, 2004 and 2003 were $49,288,000 and $28,244,000, including $199,000 and $6,891,000, respectively, which the Company was required, under the Percentage Leases, to make available to the Lessees for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $7,710,000 and $7,515,000 at March 31, 2004 and 2003, respectively, that was held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $17,648,000 and $9,284,000, respectively. The increase in net cash provided by operating activities was primarily the result of a change from a net loss to net income between periods, a decrease in accounts receivable, and an increase in accounts payable.

Net cash used in investing activities was $4,595,000 for the three months ended March 31, 2004. This was comprised primarily of (a) renovations at certain hotels for $6,805,000, (b) the acquisition of leases from the IH Lessee for $1,336,000, (c) net deposits of $323,000 into certain restricted cash accounts, and (d) deposits and costs of $159,000 incurred in connection with the potential acquisition of a hotel, which were partially offset by the net proceeds from the sale of the Residence Inn by Marriott located in Eden Prairie, MN of $4,028,000.

Net cash used in investing activities was $5,772,000 for the three months ended March 31, 2003. This was comprised primarily of (a) renovations at certain hotels of $5,077,000, (b) net deposits of $255,000 into certain restricted cash accounts, and (c) deposits and costs of $440,000 incurred in connection with the potential acquisition of a hotel.

Net cash provided by financing activities was $18,740,000 for the three months ended March 31, 2004, consisting primarily of the proceeds from the issuance of the Series C Preferred Shares of $140,300,000, partially offset by (a) the redemption of the Series A Preferred Shares of $115,730,000, (b) distributions paid of $4,503,000, (c) loan costs paid of $34,000, (d) principal payments on amortizing debt of $1,202,000, and (e) franchise conversion fee obligation principal payments of $91,000.

Net cash used by financing activities was $11,041,000 for the three months ended March 31, 2003, consisting primarily of (a) principal payments on amortizing debt of $1,148,000, (b) distributions paid of $9,750,000 and (c) loan costs paid of $143,000.

Distributions/Dividends

The Company has paid regular distributions on its common shares and Common Units. The quarterly distribution for the first quarter of 2004 was $0.03 per common share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and the 2004 first quarter distribution was $0.275 per Class B Preferred Unit. A dividend of $0.49114 was paid on each Series A Preferred Share when the Series A Preferred Shares were redeemed on January 20, 2004. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

On January 20, 2004, the Company completed an offering of 5,800,000 8.0% Series C cumulative preferred shares (the “Series C Preferred Shares”). The Series C Preferred Shares may be redeemed at the $25 liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Each Series C Preferred Share is entitled to a quarterly dividend of $0.50. The net proceeds from the offering were approximately $140.3 million and the Company used approximately $115.7 million to redeem all of the Company’s outstanding Series A Preferred Shares and the balance will be used for general corporate purposes.

Financing

In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company had bank-funding commitments available under the Line of Credit of approximately $125,000,000 at March 31, 2004. However, the actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement, and at March 31, 2004 was approximately $125 million (assuming the proceeds were used for the acquisition of hotel properties). The Company obtained an amendment to the Line of Credit, which reset certain financial covenant thresholds and increased the allowable percentage of total debt to implied value of the Hotels from 40% to 50%. The interest rate on the Line of Credit, as amended, was LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The amendment was effective until March 31, 2004. The reset financial covenant thresholds will revert back to the original financial covenant thresholds on June 30, 2004. The Company currently is discussing a three year extension to the Line of Credit facility with our lenders. The Line of Credit matures July 31, 2004. At March 31, 2004, the Company was in compliance with the financial covenants contained in its various loan agreements, as amended, and there were no borrowings outstanding under the Line of Credit. If the Company violates the Line of Credit covenants, or if the Company fails to renew or replace the Line of Credit prior to its maturity in July 2004, the Company may have to locate replacement financing for borrowings that may then be outstanding under the Line of Credit, reduce distributions to its shareholders, significantly reduce its planned capital expenditures and/or modify its acquisition, development or disposition strategies.

The following table summarizes certain information concerning the Company’s debt at March 31, 2004 and 2003:

	2004	2003
Investment in hotels, at cost	$857,676,000	$868,895,000
Debt	230,972,000	235,582,000
Percentage of debt to investment in hotels, at cost	26.9%	27.1%
Percentage of fixed rate debt to total debt	95.7%	95.8%
Weighted average implied interest rates on:
Fixed rate debt	7.54%	7.54%
Variable rate debt	1.00%	1.25%
Total debt	7.26%	7.27%
Number of hotels properties:
Encumbered	39	39
Unencumbered	28	28

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

Capital Expenditures

Each of the Company’s term loans require that the Company make available for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels collateralizing those loans, amounts up to 5% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Management believes that the amounts required to be made available by the Company under the Term Loans will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Term Loans require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the Hotels. Management believes that for the foreseeable future the Company will continue to spend substantially more on capital expenditures than it is required to make available under the loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include, for any given year, market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2004, management expects to spend approximately $20 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to borrow under the Line of Credit or other facilities.

Related Party Transactions

The Company has entered into a number of transactions and arrangements that involve conflicts of interest. For a description of these transactions and arrangements, please see “Risk Factors – Conflicts of Interest and Related Party Transactions” beginning on page R-2 in the 10-K. See also Notes 9, 10 and 11 to the Company’s financial statements beginning on page F-1 in the 10-K.

Contractual Obligations and Commercial Commitments

There were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the 10-K except for the acquisition commitments described in Note 2 to the accompanying financial statements.

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Historically, the Hotels’ operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow for a quarter is insufficient to fund all of the operating expenses and distributions for such quarter due to seasonal and other factors, the Company may fund quarterly operating expenses and distributions with available cash and/or borrowings under the Line of Credit.

Inflation

Operators of hotels, including the IH Manager, generally possess the ability to adjust room rates quickly. However, competitive pressures and other factors have limited and may in the future limit the ability of the IH Manager and any third-party managers retained by the TRSs to raise room rates in response to inflation. However, there can be no assurance that these modest inflation levels will not increase in future years or that the Company will not continue to be constrained from raising room rates.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, the Company believes FFO is a useful measure in evaluating its operating performance by disregarding (or adding back) historical cost depreciation. Additionally, FFO per share targets are used to determine a significant portion of the incentive compensation of the Company’s senior management.

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

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three months ended March 31, 2004 and 2003 (in thousands, except share and per share data):

	2004	2003
Net loss applicable to common shareholders	$(5,205)	$(5,050)
Depreciation	8,292	8,303
Depreciation included in discontinued operations	119	154
Minority interest, common	(157)	(157)
Gain on sale of hotel	(1,029)	—

Basic FFO	$2,020	$3,250

Minority interest, preferred (1)	—	—
Preferred share dividends (1)	—	—

Diluted FFO	$2,020	$3,250

Denominator for basic earnings per share	37,430,579	37,386,312
Weighted average:
Common Units	1,167,236	1,167,893

Denominator for basic FFO per share	38,597,815	38,554,205

Denominator for diluted earnings per share	37,430,579	37,386,312
Effect of dilutive securities:
Stock options	4,188	12
Restricted shares	49,746	3,019
Weighted average:
Common Units	1,167,236	1,167,893
Class B Preferred Units (1)	—	—
Series A Preferred Shares (1)	—	—

Denominator for diluted FFO per share	38,651,749	38,557,236

Basic FFO per share	$0.05	$0.08

Diluted FFO per share	$0.05	$0.08

(1)	For 2004 and 2003, the conversion of the Series A Preferred Shares and the Class B Preferred Units into common shares is anti-dilutive and, therefore, are not included in the calculation of FFO per share.

The 2004 results include a loss on the redemption of the Series A Preferred Shares of $4,249,000, or $0.11 per diluted share. The 2003 results exclude the recognition of $3,463,000, or $0.09 per diluted share, of Percentage Lease revenue that was deferred in accordance with SAB 101.

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

Cautionary statements set forth in reports filed by the Company from time to time with the SEC discuss important factors with respect to such forward-looking statements. These factors include, without limitation, (i) risks that disruptions in oil imports or higher oil prices, widespread health alerts, changes in domestic or international political environments, war, terrorism or similar activity would have results that could negatively affect the travel industry and/or Company in ways and to an extent that cannot be anticipated, (ii) the relative strength and performance of businesses and industries that are important demand generators in the Company’s key markets (e.g., technology, automotive, aerospace, etc.), (iii) international, national, regional and local economic conditions that will, among other things, affect demand for the Company’s hotel rooms and the availability and terms of financing, (iv) the Company’s ability to maintain its properties in competitive condition, (v) the Company’s ability to acquire or develop additional properties and risks that potential acquisitions or developments may not perform in accordance with expectations, (vi) the Company’s ability to meet covenants in its debt agreements, (vii) changes in travel patterns, pricing methods and mechanisms (i.e. the increased use of internet reservation channels), or the prevailing means of commerce (i.e., e-commerce), (viii) the complex tax rules that the Company must satisfy to qualify as a REIT and (ix) governmental regulation may increase the Company’s cost of doing business or otherwise (e.g. changes in laws affecting taxes on dividends or other taxes, compliance with the Americans with Disabilities Act, workers compensation law changes, the Sarbanes-Oxley law, etc.). Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be attained or that any deviations will not be material.

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

For debt obligations outstanding at March 31, 2004, the following table presents principal repayments and related weighted average implied interest rates by expected maturity dates (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$3,681	$5,884	$6,399	$27,566	$6,006	$171,436	$220,972	$220,972
Average Interest Rate	7.57%	7.59%	7.59%	8.03%	7.46%	7.46%	7.54%	—
Variable Rate	—	—	—	—	—	$10,000	$10,000	$10,000
Average Interest Rate	—	—	—	—	—	1.00%	1.00%	—

The table incorporates only those exposures that existed as of March 31, 2004 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

The Company’s Line of Credit, on which we currently have no outstanding borrowings, matures in July 2004. All of our other debt matures in 2007 or thereafter.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of March 31, 2004, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

On January 20, 2004, the Company completed an offering of 5,800,000 Series C Preferred Shares (liquidation preference $25 per share). The offering included the underwriters’ exercise of an over-allotment option granted by the Company to purchase 600,000 Series C Preferred Shares.

The Series C Preferred Shares may be redeemed at the $25 per share liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

The net proceeds of the offering were approximately $140.3 million. The Company used approximately $115.7 million to redeem all of the Company’s outstanding 8.625% Series A Preferred Shares and the remaining balance will be used for general corporate purposes.

ITEM 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

An Item 5 and 7 current report on Form 8-K, dated January 9, 2004, was filed with the Securities and Exchange Commission on January 9, 2004.

An Item 5 and 7 current report on Form 8-K, dated January 20, 2004, was filed with the Securities and Exchange Commission on January 21, 2004.

An Item 7 and 12 current report on Form 8-K, dated February 3, 2004, was filed with the Securities and Exchange Commission on February 3, 2004.

An Item 5 and 7 current report on Form 8-K, dated February 27, 2004, was filed with the Securities and Exchange Commission on February 27, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

May 4, 2004	/s/ Gregory M. Fay

Gregory M. Fay Chief Accounting and Administrative Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002