Form 10-Q
period 2004-06-30
INNKEEPERS USA TRUST/FL
filed 2004-08-03
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

The number of common shares of beneficial interest, $.01 par value, outstanding on July 23, 2004, was 37,673,256.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
Investment in hotel properties:
Land and improvements	$124,429	$102,823
Buildings and improvements	683,220	654,847
Furniture and equipment	96,978	92,206
Renovations in process	12,767	3,161
Hotels held for sale	4,885	2,979

	922,279	856,016
Accumulated depreciation	(203,784)	(189,156)

Net investment in hotel properties	718,495	666,860
Cash and cash equivalents	15,142	9,586
Restricted cash and cash equivalents	8,521	7,586
Accounts receivable	7,082	8,091
Prepaids and inventory	1,639	1,794
Deferred expenses and other	18,846	12,823

Total assets	$769,725	$706,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$255,772	$232,174
Accounts payable and accrued expenses	18,530	8,982
Payable to Manager	610	811
Franchise conversion fee obligations	10,741	5,249
Distributions payable	4,268	3,977
Minority interest in Partnership	51,081	51,689

Total liabilities	341,002	302,882

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 and 4,630,000 shares issued and outstanding, respectively	145,000	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,673,256 and 37,563,499 issued and outstanding, respectively	377	376
Additional paid-in capital	393,829	393,349
Unearned compensation	(954)	(897)
Distributions in excess of earnings	(109,529)	(104,720)

Total shareholders’ equity	428,723	403,858

Total liabilities and shareholders’ equity	$769,725	$706,740

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Hotel operating revenue
Rooms	$54,194	$335	$90,162	$335
Food and beverage	294	—	371	—
Telephone	489	1	920	1
Other	1,282	22	1,976	22
Percentage lease revenue	—	16,532	5,073	32,867
Other revenue	117	107	227	236

Total revenue	56,376	16,997	98,729	33,461

Expenses:
Hotel operating expenses
Rooms	11,995	87	20,289	87
Food and beverage	284	—	361	—
Telephone	757	2	1,224	2
Other	503	3	805	3
General and administrative	5,041	33	8,635	33
Franchise and marketing fees	3,704	26	6,389	26
Amortization of deferred franchise conversion fees	274	—	500	—
Advertising and promotions	1,765	18	3,006	18
Utilities	2,464	18	4,260	18
Repairs and maintenance	2,890	14	4,944	14
Management and accounting fees	1,795	33	2,994	33
Amortization of deferred lease acquisition cost	131	—	251	—
Insurance	461	2	740	2
Corporate expenses
Depreciation	8,363	8,358	16,655	16,661
Amortization of franchise costs	14	16	27	30
Ground rent	120	126	247	250
Interest expense	4,599	4,400	9,093	8,715
Amortization of loan origination fees	214	268	483	537
Property taxes and insurance	2,889	3,185	5,796	6,042
General and administrative (excluding amortization of unearned compensation)	1,199	1,212	2,830	2,615
Amortization of unearned compensation	214	369	441	714
Other charges	117	344	488	999

Total expenses	49,793	18,514	90,458	36,799

Income (loss) before minority interest	6,583	(1,517)	8,271	(3,338)
Minority interest, common	(81)	144	76	301
Minority interest, preferred	(1,068)	(1,068)	(2,136)	(2,136)

Income (loss) from continuing operations	5,434	(2,441)	6,211	(5,173)
Discontinued operations	119	334	1,175	512

Net income (loss)	5,553	(2,107)	7,386	(4,661)
Loss on redemption of Series A Preferred Shares	—	—	(4,249)	—
Preferred share dividends	(2,900)	(2,496)	(5,689)	(4,992)

Net income (loss) applicable to common shareholders	$2,653	$(4,603)	(2,552)	(9,653)

Earnings (loss) per share data:
Basic – continuing operations	$0.07	$(0.13)	$(0.10)	$(0.27)

Basic	$0.07	$(0.12)	$(0.07)	$(0.26)

Basic – weighted average shares	37,470,106	37,387,194	37,450,343	37,386,755

Diluted – continuing operations	$0.07	$(0.13)	$(0.10)	$(0.27)

Diluted	$0.07	$(0.12)	$(0.07)	$(0.26)

Diluted – weighted average shares	37,559,261	37,387,194	37,450,343	37,386,755

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$7,386	$(4,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,476	18,251
Minority interests	2,060	1,835
Deferred rent revenue	—	7,892
Gain on sale of hotel	(1,029)	—
Changes in operating assets and liabilities:
Accounts receivable	1,009	(745)
Prepaids and inventory	155	843
Accounts payable and accrued expenses	9,531	1,058
Payable to Manager	(201)	—

Net cash provided by operating activities	37,387	24,473

Cash flows from investing activities:
Investment in hotel properties	(71,408)	(21,023)
Proceeds from sale of hotels	4,028	—
Net (deposits) withdrawals into restricted cash accounts	(935)	4,440
Acquisitions of leases	(1,336)	—
Payment of franchise fees	(192)	(10)
Repayment of advances	25	—

Net cash used by investing activities	(69,818)	(16,593)

Cash flows from financing activities:
Proceeds from debt issuance	26,000	—
Payments on debt	(2,402)	(2,258)
Payments on franchise conversion obligations	(204)	—
Distributions paid to unit holders	(2,206)	(2,416)
Distributions paid to shareholders	(7,654)	(13,989)
Redemption of shares or units	(115,730)	—
Net proceeds from issuance of preferred shares	140,251	—
Loan origination fees and costs paid	(68)	(181)

Net cash provided (used) by financing activities	37,987	(18,844)

Net increase (decrease) in cash and cash equivalents	5,556	(10,964)
Cash and cash equivalents at beginning of year	9,586	21,367

Cash and cash equivalents at end of year	$15,142	$10,403

Supplemental cash flow information:
Interest paid	$8,636	$8,749

Supplemental disclosure of non-cash information – See Note 1 for a description of the assumption of liabilities for non-cash consideration in connection with the Marriott Takeback Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1.	Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at June 30, 2004, owned 69 hotels with an aggregate of 8,729 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the Hotels from the Partnership (the “TRSs,” and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 68 hotels, and a third party manages two of the hotels.

TRS Transaction. From January 1, 2003 through November 30, 2003, 61 of the Company’s hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount (“Base Rent”) or, (b) if greater, percentage rent based on the room revenues of the hotel (“Percentage Rent”). The IH Lessee operated 44 hotels for that entire 11-month period (except the Residence Inn by Marriott hotel located in Winston Salem, NC, which was sold on September 10, 2003). Affiliates of Marriott International, Inc. (“Marriott”) operated 17 hotels for part of 2003, under management agreements with the IH Lessee. Between April and July 2003, the IH Lessee terminated the Marriott management agreements for those 17 hotels and began managing those hotels. This transaction is discussed in more detail under “Management Conversion of Marriott-Managed Hotels” below. A Hotel acquired in June 2003 was leased by the Company to a TRS, and the TRS engaged the IH Manager to manage the Hotel. Between December 1, 2003 and March 1, 2004, TRSs acquired from the IH Lessee the Percentage Leases for all of the hotels then leased by the IH Lessee, and simultaneously entered into management agreements with the IH Manager to manage those Hotels. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. The acquisition of Percentage Leases from the IH Lessee is referred to as the “TRS Transaction.”

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

Under the new TRS structure, hotel-level revenue and expenses are recognized in the Company’s financial statements. Because the Company had hotels operating under the previous structure during most of 2003, the accompanying statements of operations for 2003 still reflect “Percentage Lease revenue.” Under the new structure, because the Company controls the TRS, payments under the Percentage Leases are eliminated in consolidation (and therefore are not separately reflected in the Company’s financial statements’.

Management Conversion of Marriott-Managed Hotels. In March 2003, the Company, the IH Lessee, Marriott and various affiliates thereof entered into an agreement for a transaction under which the IH Lessee would (1) convert the agreements under which 17 of the Hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) become the manager of the hotels. Under the terms of the converted agreements, the franchisee will (1) pay a franchise royalty of 6½% of room revenues to Marriott for the first ten years of each franchise agreement and a royalty of 5% of room revenue thereafter (as compared to 5% of gross revenues under the previous management agreements with Marriott) and (2) pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for nine years, beginning in 2005 (the “Conversion Fee”). Marriott has agreed that the franchisee will receive a $750,000 credit against the Conversion Fee that is otherwise payable to Marriott. In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met. The other fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements.

This transaction is referred to as the “Marriott Takeback Transaction.” As of July 25, 2003, the conversion of all 17 hotels from Marriott-managed to Marriott-franchised was completed. In connection with the TRS Transaction, the TRSs assumed the obligations to Marriott under the new franchise agreements, including payment of the Conversion Fee, and the IH Manager assumed the management of these 17 Hotels. On February 1, 2004 (when a TRS acquired the Percentage Leases for certain formerly Marriott-managed hotels), the Company recorded an additional franchise conversion fee liability of $5,696,000 and a “deferred franchise conversion fees” asset in the same amount.

Acquisitions. On May 19, 2004, the Company acquired an existing 216-room Four Points by Sheraton hotel located in Ft. Walton Beach, FL for $30.0 million, which was funded by borrowing on the Company’s unsecured line of credit and available cash. The Company leased the hotel to a TRS and has a contract with Dimension Development Company, Inc. (“Dimension”) to manage the property. In consideration for helping the Company acquire the hotel and for managing certain capital projects, including projects mandated by the franchiser, Dimension will also receive a project management fee of $125,000 plus a carried interest in the ownership of the hotel. Dimension’s carried interest entitles it to cash distributions equal to 20% of the net (a) operating cash flow after the Company receives a cumulative return of 7.875% on its invested capital and (b) capital proceeds after the Company has received its cumulative preferred return and a return of its invested capital.

On May 26, 2004, the Company acquired an existing 146-suite Homewood Suites hotel located on the Riverwalk in San Antonio, TX for $21.0 million from Dimension, which was funded with available cash. The Company leased the hotel to a TRS and contracted with the IH Manager to manage the property.

On June 28, 2004, the Company acquired an existing 182-room Clarion Hotel located in Louisville, KY for $6.4 million, which was funded by borrowing on the Company’s unsecured line of credit. The Company anticipates closing the hotel in the fourth quarter of 2004 and beginning a $4.5 million renovation project to convert the hotel to a Hampton Inn hotel. The renovations will be funded by the Company’s available cash and borrowing on the unsecured line of credit. The Company anticipates the renovation project to be completed by April 2005. The hotel is leased to a TRS and a third party will manage the hotel until it is closed for renovation. The Company expects to contract with the IH Manager to manage the hotel when it re-opens as a Hampton Inn. In consideration for helping the Company acquire the hotel and for managing certain capital projects, including projects mandated by the franchiser, Summit Hospitality Group (and/or its affiliates, “Summit”) will receive a development fee equal to 3.5% of the cost of converting the hotel to a Hampton Inn. Summit will also be entitled to a carried interest in the ownership of the hotel, entitling it to cash distributions equal to 20% of the net (a) operating cash flow after the Company receives a cumulative return of 10% on its invested capital and (b) capital proceeds after the Company has received its cumulative preferred return and a return of its invested capital. In 2004, IH Manager and Summit formed a venture to manage four hotels in which the Company has no interest. These management contracts helped IH Manager qualify as an “eligible independent contractor” under applicable federal tax law, and thereby enabled the completion of the TRS Transaction.

Issuance of Preferred Shares. On January 20, 2004, the Company completed an offering of 5,800,000 new 8.0% Series C cumulative preferred shares (“Series C Preferred Shares”). The Series C Preferred Shares may be redeemed at the $25 per share liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds from the offering were approximately $140.3 million. The Company used approximately $115.7 million to redeem all of the Company’s outstanding 8.625% Series A Preferred Shares and the balance was used for general corporate purposes. In connection with the redemption of the Series A Preferred Shares, the Company expensed the offering costs of $4,249,000 related to the initial issuance of the Series A Preferred Shares.

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

If the Company had recognized compensation cost for options granted to employees and trustees based on the “fair value” method, the Company would have recognized compensation expense of less than $50,000 for the six months ended June 30, 2004 and 2003. This would have reduced net income (loss) available to common shareholders per share by less than $0.01 in each of these periods.

3.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$5,434	($2,441)	6,211	($5,173)
Loss on redemption of Series A Preferred Shares	—	—	(4,249)	—
Preferred share dividends	(2,900)	(2,496)	(5,689)	(4,992)

Income (loss) applicable to common shareholders from continuing operations	2,534	(4,937)	(3,727)	(10,165)
Discontinued operations	119	334	1,175	512

Net income (loss) applicable to common shareholders	$2,653	($4,603)	($2,552)	($9,653)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	37,470,106	37,387,194	37,450,343	37,386,755
Effect of dilutive securities:
Share options	3,510	—	—	—
Restricted shares	85,645	—	—	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	37,559,261	37,387,194	37,450,343	37,386,755

Earnings (loss) per share data:
Basic-continuing operations	$0.07	($0.13)	($0.10)	($0.27)
Basic-discontinued operations	0.00	0.01	0.03	0.01

Basic	$0.07	($0.12)	($0.07)	($0.26)

Diluted-continuing operations	$0.07	($0.13)	($0.10)	($0.27)
Diluted-discontinued operations	0.00	0.01	0.03	0.01

Diluted	$0.07	($0.12)	($0.07)	($0.26)

The conversion of Common Units into common shares has no effect on earnings (loss) per share. The conversion of the Series A Preferred Shares (which were redeemed in January 2004), the Class B Preferred Units and 1,316,500 outstanding options are anti-dilutive (i.e., assuming that they were converted into common shares would reduce the loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share.

4.	Other Charges

Other charges for the three and six months ended June 30, 2004 and 2003 include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Litigation settlement	$—	$21	$—	$42
Advisory services	—	189	32	605
TRS Transaction costs	107	134	446	352
Defeasance costs	10	—	10	—

	$117	$344	$488	$999

The litigation settlement is related to litigation with the Company’s former Chief Operating Officer, and the advisory services (which include legal fees to the special committee of the Board of Trustees) and TRS

Transaction costs are related to the TRS Transaction. Included in TRS Transaction costs for 2004 is a $250,000 reimbursement to the IH Lessee for costs it incurred in assuming management of 17 hotels formerly managed by Marriott (see Marriott Takeback Transaction under Note 1 above).

5.	Discontinued Operations

The Company sold its Residence Inn by Marriot hotel located in Winston-Salem, NC for net proceeds of $1,990,000 in September 2003 and recognized a $57,000 loss on the sale.

In 2002, the Company recognized an impairment loss of $6,500,000 related to its Residence Inn by Marriott located in Eden Prairie, MN. During the fourth quarter of 2003, the Company classified this hotel as “held for sale.” The Company sold this hotel for net proceeds of $4,028,000 on January 30, 2004 and recognized a $1,029,000 gain on the sale.

In 2003, the Company recognized an impairment loss of $3,870,000 related to its Hampton Inn hotel located in Norcross, GA. During the first quarter of 2004, the Company classified this hotel as “held for sale.” On July 20, 2004, the Company sold this hotel for net proceeds of approximately $4.7 million and recognized a loss on the sale of approximately $250,000.

The results of operations from these hotel properties are classified as discontinued operations in the accompanying statements of operations. The previously reported 2003 results of operations have been reclassified to reflect the classification of these hotels as “held for sale.”

The following table sets forth the components of discontinued operations for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hotel operating revenue	$478	—	901	—
Percentage Lease revenue	—	$581	74	$1,033
Other income	—	1	1	2
Hotel operating expenses	(342)	—	(653)	—
Depreciation	—	(154)	(119)	(308)
Amortization of franchise fees	(1)	(1)	(2)	(1)
Property taxes and insurance	(16)	(93)	(54)	(211)
General and administrative	—	—	(2)	(3)
Gain on sale of hotel	—	—	1,029	—

	$119	$334	$1,175	$512

6.	Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $2.4 million (related primarily to accumulated net operating losses) at June 30, 2004 and the gross deferred tax asset associated with these future tax deductions was approximately $0.9 million. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

7.	Subsequent Events

On July 23, 2004, the Company entered into a new $135,000,000 Line of Credit with a majority of its existing line of credit lenders on substantially the same terms as the maturing credit facility. The new Line of Credit matures on July 23, 2007. The interest rate on the Line of Credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The Company’s prior Line on Credit with Bank of America had a maturity date of July 31, 2004.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “10-K”). Capitalized terms used but not defined in this section have the meanings ascribed in the notes to the consolidated financial statements included in this Report on Form 10-Q. An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the 10-K. The Company’s 2003 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

The following chart sets forth certain information with respect to the Hotels at June 30, 2004:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	44	5,275
Summerfield Suites by Wyndham	5	650
Sunrise Suites	1	96
Homewood Suites	1	146

	51	6,167

Upscale
Four Points by Sheraton	1	216
Courtyard by Marriott	1	136

	2	352

Mid-Priced
Hampton Inn	12	1,526
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204
Quality Inn (Note 1)	1	203
Clarion Hotel (Note 2)	1	182

	16	2,210

	69	8,729

Note 1: The Company intends to renovate this hotel and convert it to a Courtyard by Marriott hotel.

Note 2: The Company intends to renovate this hotel and convert it to a Hampton Inn.

Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for 67 of the Hotels are presented in the following table.

	Three Months Ended June 30,		Percentage increase (decrease)	Six Months Ended June 30,		Percentage increase (decrease)
	2004	2003		2004	2003
Portfolio (1)
ADR	$94.57	$91.64	3.2%	$94.13	$92.57	1.7%
Occupancy	76.8%	72.5%	5.9	73.0%	69.4%	5.2
RevPAR	$72.60	$66.42	9.3	$68.73	$64.23	7.0
By Segment
Upscale Extended-Stay Hotels (2)
ADR	$96.41	$93.82	2.8%	$95.65	$94.48	1.2%
Occupancy	80.7%	75.0%	7.5	77.1%	72.3%	6.7
RevPAR	$77.78	$70.38	10.5	$73.76	$68.31	8.0
Upscale (3)
ADR	$111.70	$107.99	3.4%	$109.45	$106.84	2.4%
Occupancy	78.8%	75.1%	4.9	79.8%	74.6%	6.9
RevPAR	$88.05	$81.12	8.5	$87.28	$79.73	9.5
Mid-Priced Hotels (4)
ADR	$84.00	$80.57	4.3%	$85.41	$82.99	2.9%
Occupancy	63.5%	63.7%	(0.3)	58.7%	59.2%	(0.8)
RevPAR	$53.34	$51.31	4.0	$50.12	$49.11	2.1

(1)	67 hotels, excludes one hotel acquired on June 1, 2003 and one hotel acquired on June 28, 2004

(2)	51 hotels

(3)	2 hotels

(4)	14 hotels, excludes one hotel acquired on June 1, 2003 and one hotel acquired on June 28, 2004

Results of Operations

Comparison of the Three Months Ended June 30, 2004 (“2004”) to the Three Months Ended June 30, 2003 (“2003”)

The Company’s revenues (as recognized in the accompanying financial statements) increased $39,379,000 to $56,376,000 in 2004 from $16,997,000 for 2003. The Company’s 2004 revenue consists of $56,259,000 of hotel operating revenue, and $117,000 of other revenue, compared with the 2003 revenue consisting of $16,532,000 of Percentage Lease revenue from the Lessees, $358,000 of hotel operating revenue and $107,000 of other revenue. The decrease in Percentage Lease revenue was due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction. With the completion of these transactions as of April 1, 2004, the Company does not anticipate recognizing any Percentage Lease revenue in future periods.

The Company’s hotel operating expenses (as recognized in the accompanying financial statements) were $32,064,000 in 2004 compared to $236,000 in 2003. With the completion of the TRS transaction and the Wyndham Lease Termination Transaction, the Company recognizes hotel level operating expenses for hotels leased to TRSs.

The TRS Transaction and the Wyndham Lease Termination Transaction result in financial statement presentations that are substantially different between periods due to the Company’s different operating structures before and after the transactions. Therefore, the Company presents the following supplemental information, which it believes may be useful in evaluating the performance of the Company for the transitional period. The following table summarizes the hotel operating revenue and hotel operating expenses for the Company and the IH Lessee for the three months ended June 30, 2004 and 2003 (dollar amounts in thousands):

	2004			2003
	TRS (1)	IH Lessee (2)	Total	IH Lessee (3)
Hotel operating revenue	$56,259	$0	$56,259	$43,467
Hotel operating expenses	32,064	36	32,100	23,842
Hotel operating expenses as a percentage of hotel operating revenue	57.0%	—%	57.1%	54.9%

(1)	Represents the hotel operations recognized in the Company’s financial statements. It excludes the operations of hotels that are “held for sale.”

(2)	Represents the hotel operations attributable to the IH Lessee. It excludes the operations of hotels that are “held for sale.”

(3)	Represents the hotel operations for the IH Lessee. It excludes the operations of hotels that are “held for sale” and the operations of the hotels leased to the Summerfield Lessee.

The increase in hotel operating revenue of $12,792,000 was due primarily to (a) the 9.3% RevPAR increase at the Hotels for 2004 over the 2003 comparable period ($4,042,000), (b) the revenue from the operation of the Quality Inn hotel located in Atlantic City, NJ ($522,000) which was acquired in June 2003, (c) the revenue from the operation of the Sunrise Suites hotel located in Tinton Falls, NJ ($733,000) beginning March 1, 2004, (d) the revenue from the operation of five Summerfield Suites by Wyndham hotels ($5,027,000) beginning April 1, 2004, (e) the revenue from the Four Points by Sheraton hotel located in Fort Walton Beach, FL ($1,431,000), which was acquired on May 19, 2004 and (f) the revenue from the Homewood Suites hotel located in San Antonio, TX ($612,000), which was acquired on May 26, 2004.

Hotel operating expenses increased when expressed as a percentage of hotel operating revenue from 54.9% in 2003 to 57.1% in 2004. This was due primarily to (a) management fees due to the IH Manager as a result of the TRS Transaction, which increased management and accounting fees as a percentage of hotel operating revenue from 0.9% in 2003 to 3.2% in 2004, and (b) the amortization in 2004 of deferred franchise conversion fees resulting from the Marriott Takeback Transaction and deferred lease acquisition costs arising from the TRS Transaction, in the amount of $405,000, or 0.7% of hotel operating revenue, partially offset by a 170 basis point decrease in other hotel operating expenses.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) was $8,805,000 in the aggregate for 2004 compared with $9,011,000 for 2003. The decrease in Depreciation and Amortization was primarily due to a decrease in the amortization of unearned compensation which was attributable to fewer restricted shares being amortized.

Interest expense for 2004 was $4,599,000 compared with $4,400,000 for 2003. This increase was due primarily to interest expense on the franchise conversion fee obligations to Marriott ($161,000) and interest expense for the funds drawn on the line of credit ($80,000).

Property taxes and insurance for 2004 was $2,889,000 compared with $3,185,000 for 2003. This decrease was due primarily to a 42% reduction on the cost of premiums on the Company’s property insurance.

General and administrative remained relatively constant during the second quarter of 2004 at $1,199,000 compared with $1,212,000 for the comparable period of 2003.

Other charges decreased $227,000 to $117,000 in 2004 compared to $344,000 in 2003. This decrease was primarily due to a reduction in advisory fees related to the TRS transaction, which was completed during the first quarter of 2004.

Income from discontinued operations decreased from $334,000 in 2003 to $119,000 in 2004. This decrease was due primarily to the sale of the Residence Inn by Marriott hotel located in Eden Prairie, MN on January 30, 2004.

Net income applicable to common shareholders for 2004 was $2,653,000, or $0.07 per diluted share, compared with net loss of $4,603,000, or $0.12 per diluted share, for 2003. This change was due primarily to the factors discussed previously.

Comparison of the Six Months Ended June 30, 2004 (“2004”) to the Six Months Ended June 30, 2003 (“2003”)

The Company’s revenues (as recognized in the accompanying financial statements) increased $65,268,000 to $98,729,000 in 2004 from $33,461,000 for 2003. The Company’s 2004 revenue consists of $93,429,000 of hotel operating revenue, $5,073,000 of Percentage Lease revenue from the Lessees, and $227,000 of other revenue, compared with the 2003 revenue consisting of $32,867,000 of Percentage Lease revenue from the Lessees, $358,000 of hotel operating revenue and $236,000 of other revenue. The decrease in Percentage Lease revenue was due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction. With the completion of these transactions as of April 1, 2004, the Company does not anticipate recognizing any Percentage Lease revenue in future periods.

The Company’s hotel operating expenses (as recognized in the accompanying financial statements) were $54,398,000 in 2004 compared to $236,000 in 2003. With the completion of the TRS transaction and the Wyndham Lease Termination Transaction, the Company recognizes hotel level operating expenses for hotels leased to TRSs.

The TRS Transaction and the Wyndham Lease Termination Transaction result in financial statement presentations that are substantially different between periods due to the Company’s different operating structures before and after the transactions. Therefore, the Company presents the following supplemental information, which it believes may be useful in evaluating the performance of the Company for the transitional period. The following table summarizes the hotel operating revenue and hotel operating expenses for the Company and the IH Lessee for the six months ended June 30, 2004 and 2003 (dollar amounts in thousands):

	2004			2003
	TRS (1)	IH Lessee (2)	Total	IH Lessee (3)
Hotel operating revenue	$93,429	$6,617	$100,046	$83,892
Hotel operating expenses	54,398	3,911	58,309	46,619
Hotel operating expenses as a percentage of hotel operating revenue	58.2%	59.1%	58.3%	55.6%

(1)	Represents the hotel operations recognized in the Company’s financial statements. It excludes the operations of hotels that are “held for sale.”

(2)	Represents the hotel operations attributable to the IH Lessee. It excludes the operations of hotels that are “held for sale.”

(3)	Represents the hotel operations for the IH Lessee. It excludes the operations of hotels that are “held for sale” and the operations of the hotels leased to the Summerfield Lessee.

The increase in hotel operating revenue of $16,154,00,000 was due primarily to (a) the 7.0% RevPAR increase at the Hotels for 2004 over the 2003 comparable period ($5,872,000), (b) the revenue from the operation of the Quality Inn hotel located in Atlantic City, NJ ($1,090,000) which was acquired in June 2003, (c) the revenue from the operation of the Sunrise Suites hotel located in Tinton Falls, NJ ($942,000) beginning March 1, 2004, (d) the revenue from the operation of 5 Summerfield Suites ($5,027,000) beginning April 1, 2004, (e) the revenue from the Four Points by Sheraton hotel located in Fort Walton Beach, FL ($1,431,000), which was acquired on May 19, 2004, (f) the revenue from the Homewood Suites located in San Antonio, TX ($612,000), which was acquired on May 26, 2004, and (g) an extra day (February 29) of revenue in the 2004 period ($430,000).

Hotel operating expenses increased when expressed as a percentage of hotel operating revenue from 55.6% in 2003 to 58.3% in 2004. This was due primarily to (a) management fees due to the IH Manager as a result of the TRS Transaction, which increased management and accounting fees as a percentage of hotel operating revenue from 0.6% in 2003 to 3.2% on 2004, and (b) the amortization of deferred franchise conversion fees and deferred lease acquisition cost in 2004 of $751,000, or 0.8% of hotel operating revenue, partially offset by a 70 basis point decrease in other hotel operating expenses.

Depreciation and Amortization was $17,606,000 in the aggregate for 2004 compared with $17,942,000 for 2003. The decrease in Depreciation and Amortization was primarily due to a decrease in the amortization of unearned compensation which was attributable to fewer restricted shares being amortized.

Interest expense for 2004 was $9,093,000 compared with $8,715,000 for 2003. This increase was due primarily to interest expense on the franchise conversion fees on the 17 Marriott Takeback properties ($324,000) and interest expense for the funds drawn on the line of credit ($80,000).

Property taxes and insurance for 2004 was $5,796,000 compared with $6,042,000 for 2003. This decrease was due primarily to a 40% reduction on the cost of premiums on the Company’s property insurance.

General and administrative expenses increased $215,000, to $2,830,000 in 2004 from $2,615,000 in 2003. This increase was due primarily to an increase in salaries and benefits of $401,000, offset by $201,000 of expense reductions in federal and state taxes.

Other charges decreased $511,000 to $488,000 in 2004 compared to $999,000 in 2003. This decrease was primarily due to a reduction in advisory fees related to the TRS transaction, which was completed during the first quarter of 2004.

Income from discontinued operations increased from $512,000 in 2003 to $1,175,000 in 2004. This increase was due primarily to the $1,029,000 gain recognized on the sale of the Residence Inn by Marriott hotel located in Eden Prairie, MN on January 30, 2004.

Net loss applicable to common shareholders for 2004 was $2,552,000, or $0.07 per diluted share, compared with net loss of $9,653,000, or $0.26 per diluted share, for 2003. This change was due primarily to the factors discussed previously and the $4,249,000 loss recognized on the redemption of the Series A Preferred Shares.

Liquidity and Capital Resources

During 2003, the Company’s principal source of liquidity was rent payments from the Lessees under the Percentage Leases, and the Company was dependent on the Lessees to make such payments to provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. With the completion of the TRS Transaction, the Company’s principal source of liquidity is now derived from hotel operations. The Company expects that its cash from hotel operations during 2004 will be adequate to meet its liquidity and capital expenditure needs during the year, excluding acquisitions and development projects. The Company currently expects to fund its acquisitions and development projects primarily with the Company’s current cash on hand, by borrowing on its Line of Credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and restricted cash equivalents) at June 30, 2004 and 2003 were $23,663,000 and $20,114,000, including $0 and $2,036,000, respectively, which the Company was required, under the Percentage Leases, to make available to the Lessee for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $8,521,000 and $7,675,000 at June 30, 2004 and 2003, respectively, that was held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was $37,387,000 and $24,473,000, respectively. The increase in net cash provided by operating activities was primarily the result of a change from a net loss to net income between periods, a decrease in accounts receivable, and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $69,818,000 for the six months ended June 30, 2004. This was comprised primarily of (a) renovations at certain hotels for $13,332,000, (b) the purchase of the San Antonio, TX hotel for $21,000,000, the Fort Walton Beach, FL hotel for $30,000,000 and the Louisville, KY hotel for $6,400,000 (the purchase prices do not include $676,000 in costs incurred in connection with these acquisitions), (c) the acquisition of leases from the IH Lessee for $1,336,000, (c) net deposits of $935,000 into certain restricted cash accounts, and (d) payment of franchise fees for $192,000, which were partially offset by the net proceeds from the sale of the Residence Inn by Marriott located in Eden Prairie, MN of $4,028,000.

Net cash used in investing activities was $16,593,000 for the six months ended June 30, 2003. This was comprised primarily of (a) renovations at certain hotels of $12,360,000, (b) net withdrawals of $4,440,000 from certain restricted cash accounts, and (c) the purchase of the Atlantic City, NJ hotel for $8,663,000.

Net cash provided by financing activities was $37,987,000 for the six months ended June 30, 2004, consisting primarily of the proceeds from the issuance of the Series C Preferred Shares of $140,251,000 and draws under the Line of Credit of $26,000,000, partially offset by (a) the redemption of the Series A Preferred Shares of $115,730,000, (b) distributions paid of $9,860,000, (c) loan costs paid of $68,000, (d) principal payments on amortizing debt of $2,402,000, and (e) franchise conversion fee obligation principal payments of $204,000.

Net cash used by financing activities was $18,844,000 for the six months ended June 30, 2003, consisting primarily of (a) principal payments on amortizing debt of $2,258,000, (b) distributions paid of $16,405,000 and (c) loan costs paid of $181,000.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and Common Units since its inception. The 2004 first and second quarter distribution was $0.03 per common share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and the 2004 first and second quarter distributions were $0.275 per Class B Preferred Unit. A dividend of $0.49114 was paid on each Series A Preferred Share when the Series A Preferred Shares were redeemed on January 20, 2004. In addition, dividends of $0.539 and $0.50 were paid on each Series C Preferred Share for the first and second quarter of 2004, respectively. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

On January 20, 2004, the Company completed an offering of 5,800,000 8.0% Series C cumulative preferred shares (the “Series C Preferred Shares”). The Series C Preferred Shares may be redeemed at the $25 liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Each Series C Preferred Share is entitled to a quarterly dividend of $0.50. The net proceeds from the offering were approximately $140.3 million and the Company used approximately $115.7 million to redeem all of the Company’s outstanding Series A Preferred Shares and the balance for general corporate purposes.

Financing

In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. On July 23, 2004, the Company entered into a new $135,000,000 Line of Credit with a majority of its existing line of credit lenders on substantially the same terms as the maturing credit facility. The interest rate on the Line of Credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The Line of Credit matures on July 23, 2007. The actual amount that can be borrowed under the Line of Credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At June 30, 2004, the Company (i) had $26 million of borrowings outstanding under the Line of Credit and (ii) had available to it approximately $99 million under the

Line of Credit (assuming the proceeds were used for the acquisition of hotel properties). At June 30, 2004, the Company was in compliance with the financial covenants contained all of in its various loan agreements.

The following table summarizes certain information concerning the Company’s debt at June 30, 2004 and 2003:

	2004	2003
Investment in hotels, at cost	$922,279,000	$884,841,000
Debt	255,772,000	234,472,000
Percentage of debt to investment in hotels, at cost	27.7%	26.5%
Percentage of fixed rate debt to total debt	85.9%	95.7%
Weighted average implied interest rates on:
Fixed rate debt	7.54%	7.54%
Variable rate debt	2.38%	1.25%
Total debt	6.81%	7.27%
Number of hotels properties:
Encumbered	39	39
Unencumbered	30	28

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

Contractual Obligations and Commercial Commitments

There were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the 10-K except for the acquisition commitments described in Note 1 to the accompanying financial statements.

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

Inflation

Operators of hotels, including the IH Manager, generally possess the ability to adjust room rates quickly. However, competitive pressures and other factors have limited and may in the future limit the ability of the IH Manager and any third-party managers retained by the TRSs to raise room rates in response to inflation. However, there can be no assurance that these modest inflation levels will not increase in future years or that the Company will not continue to be constrained from raising room rates. We are also subject to the risk that inflation will cause increases in hotel operating expenses disproportionately to revenues.

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

NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in compliance with the NAREIT definition. Therefore, FFO and FFO per share are presented to assist investors in analyzing the performance of the Company. While we believe our calculation of FFO and FFO per share conforms to the NAREIT definition, our method of calculating FFO and FFO per share may be different from methods used by other REITs. Accordingly, the Company’s method of calculating FFO and FFO per share may not be comparable to other REITs. Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) does not include the cost of capital or capitalized interest, (iii) is not indicative of cash available to fund all cash flow and liquidity needs, including its ability to make distributions, and (iv) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company’s operating performance.

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders	$2,653	$(4,603)	$(2,552)	$(9,653)
Depreciation	8,363	8,358	16,655	16,661
Depreciation included in discontinued operations	—	154	119	308
Minority interest, common	81	(144)	(76)	(301)
Gain on sale of hotel	—	—	(1,029)

Basic FFO	$11,097	$3,765	13,117	$7,015

Minority interest, preferred (1)	1,068	—	—	—
Preferred share dividends (1)	—	—	—	—

Diluted FFO	$12,165	$3,765	$13,117	$7,015

Denominator for basic earnings per share	37,470,106	37,387,194	37,450,343	37,386,755
Weighted average:
Common Units	1,128,294	1,167,344	1,147,765	1,167,617

Denominator for basic FFO per share	38,598,400	38,554,538	38,598,108	38,554,372

Denominator for diluted earnings per share	37,559,261	37,387,194	37,450,343	37,386,755
Effect of dilutive securities:
Stock options	—	267	3,849	140
Restricted shares	—	79,510	67,696	41,265
Weighted average:
Common Units	1,128,294	1,167,344	1,147,765	1,167,617
Class B Preferred Units (1)	3,884,469	—	—	—
Series A Preferred Shares (1)(2)	—	—	—	—

Denominator for diluted FFO per share	42,572,024	38,634,315	38,669,653	38,595,777

Basic FFO per share	$0.29	$0.10	$0.34	$0.18

Diluted FFO per share	$0.29	$0.10	$0.34	$0.18

(1)	Except for the three months ended June 30, 2004, the conversion of the Series A Preferred Shares and the Class B Preferred Units into common shares is anti-dilutive and, therefore, is not included in the calculation of FFO per share for the other periods presented.

(2)	The Series A Preferred Shares were redeemed on January 20, 2004.

The 2004 six-month results include a loss on the redemption of the Series A Preferred Shares of $4,249,000, or $0.11 per diluted share. The 2003 six-month results exclude the recognition of $7,892,000, or $0.20 per diluted share, of Percentage Lease revenue that was deferred in accordance with SAB 101.

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

Cautionary statements set forth in reports filed by the Company from time to time with the SEC discuss important factors with respect to such forward-looking statements. These factors include, without limitation, (i) more direct exposure to the operational risks of the hotel business (including falling hotel revenues and increasing hotel expenses) under the Company’s new “taxable REIT subsidiary” structure, (ii) risks that disruptions in oil imports or higher oil prices, widespread health alerts, changes in domestic or international political environments, war, terrorism or similar activity would have results that could negatively affect the travel industry and/or Company in ways and to an extent that cannot be anticipated, (iii) the relative strength and performance of businesses and industries that are important demand generators in the Company’s key markets (e.g., technology, automotive, aerospace, etc.), (iv) international, national, regional and local economic conditions that will, among other things, affect demand for the Company’s hotel rooms and the availability and terms of financing, (v) the Company’s ability to maintain its properties in competitive condition, (vi) the Company’s ability to acquire or develop additional properties and risks that potential acquisitions or developments may not perform in accordance with expectations, (vii) the Company’s ability to meet covenants in its debt agreements, (viii) changes in travel patterns, pricing methods and mechanisms (i.e. the increased use of internet reservation channels), or the prevailing means of commerce (i.e., e-commerce), (ix) the complex tax rules that the Company must satisfy to qualify as a REIT and (x) governmental regulation may increase the Company’s cost of doing business or otherwise negatively affect its attractiveness as an investment or its business (e.g., changes in laws affecting taxes on dividends or other taxes, compliance with the Americans with Disabilities Act, workers compensation law changes, the Sarbanes-Oxley law, etc.). Although we believe that the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be attained or that any deviations will not be material.

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

For debt obligations outstanding at June 30, 2004, the following table presents principal repayments and related weighted average implied interest rates by expected maturity dates (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$2,481	$5,884	$6,399	$27,566	$6,006	$171,436	$219,772	$219,772
Average Interest Rate	7.57%	7.59%	7.59%	8.03%	7.46%	7.46%	7.54%	—
Variable Rate	—	—	—	26,000	—	$10,000	$36,000	$36,000
Average Interest Rate	—	—	—	2.89%	—	1.03%	2.38%	—

The table incorporates only those exposures that existed as of June 30, 2004 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

At June 30, 2004, the Company had $26,000,000 in outstanding borrowings under its existing line of credit. On July 23, 2004, the Company entered into a new Line of Credit with a majority of its existing line of credit lenders. The table above reflects the new July 2007 maturity date of the Line of Credit. All of our other debt matures in 2007 or thereafter.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of June 30, 2004, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

ITEM 4 - Submissions of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders was held on May 5, 2004 for the following purpose:

•	To elect three Class I trustees to serve of the Company’s Board of Trustees until the Company’s annual meeting of shareholders in 2007 or until their successors have been duly elected and qualified.

Shareholders voted to elect: (a) Mr. Jack P. DeBoer as a Class I trustee with 34,431,195 shares voted for Mr. DeBoer (1,710,139 votes withheld authority), (b) Mr. Joel F. Zemans as a Class I trustee, with 34,646,531 shares voted for Mr. Zemans (1,494,803 votes withheld authority), and (c) Mr. Randall L. Churchey as a Class I trustee, with 34,892,377 shares voted for Mr. Churchey (1,248,957 withheld authority).

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

An Item 7 and 12 current report on Form 8-K, dated May 4, 2004, was filed with the Securities and Exchange Commission on May 5, 2004.

An Item 5 current report on Form 8-K, dated May 19, 2004, was filed with the Securities and Exchange Commission on May 20, 2004.

An Item 5 current report on Form 8-K, dated June 29, 2004, was filed with the Securities and Exchange Commission on June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

August 3, 2004	/s/ GREGORY M. FAY
Gregory M. Fay
Chief Accounting and Administrative Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description
31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002