Form 10-Q
period 2004-09-30
INNKEEPERS USA TRUST/FL
filed 2004-11-03
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of common shares of beneficial interest, $.01 par value, outstanding on October 22, 2004, was 37,963,256.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS
Investment in hotel properties:
Land and improvements	$120,798	$102,823
Buildings and improvements	659,264	654,847
Furniture and equipment	93,301	92,206
Renovations in process	18,759	3,161
Hotels held for sale	19,717	2,979
Hotels under development	3,664	—

	915,503	856,016
Accumulated depreciation	(199,651)	(189,156)

Net investment in hotel properties	715,852	666,860

Cash and cash equivalents	20,262	9,586
Restricted cash and cash equivalents	10,652	7,586
Accounts receivable	7,041	8,091
Prepaids and inventory	740	1,794
Deferred and other	19,214	12,823

Total assets	$773,761	$706,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$255,630	$232,174
Accounts payable and accrued expenses	17,030	8,982
Payable to Manager	345	811
Franchise conversion fee obligations	10,839	5,249
Distributions payable	5,449	3,977
Minority interest in Partnership	51,128	51,689

Total liabilities	340,421	302,882

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 and 4,630,000 shares issued and outstanding, respectively	145,000	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,958,256 and 37,563,499 issued and outstanding, respectively	379	376
Additional paid-in capital	396,655	393,349
Unearned compensation	(641)	(897)
Distributions in excess of earnings	(108,053)	(104,720)

Total shareholders’ equity	433,340	403,858

Total liabilities and shareholders’ equity	$773,761	$706,740

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Hotel operating
Rooms	$57,151	$1,346	$143,747	$1,681
Food and beverage	420	—	791	—
Telephone	468	5	1,356	6
Other	1,404	30	3,300	52
Percentage lease	—	18,938	5,073	49,878
Other	54	67	243	268

Total revenue	59,497	20,386	154,510	51,885

Expenses:
Hotel operating
Rooms	12,336	282	31,573	369
Food and beverage	441	—	802	—
Telephone	612	14	1,794	16
Other	642	12	1,434	15
General and administrative	5,069	145	13,338	178
Franchise and marketing fees	3,866	103	9,982	129
Amortization of deferred franchise conversion	274	—	774	—
Advertising and promotions	2,019	35	4,859	53
Utilities	2,912	71	6,885	89
Repairs and maintenance	3,050	52	7,760	66
Management and accounting fees	1,891	100	4,764	133
Amortization of deferred lease acquisition	131	—	382	—
Insurance	447	7	1,145	9
Corporate expenses
Depreciation	7,913	7,899	23,605	23,622
Amortization of franchise costs	16	15	38	40
Ground rent	129	126	376	376
Interest	4,718	4,378	13,809	13,093
Amortization of loan origination fees	235	270	718	807
Property taxes and insurance	3,090	3050	8,659	8,818
General and administrative (excluding amortization of unearned compensation)	1,280	1,256	4,110	3,871
Amortization of unearned compensation	312	356	753	1,070
Other charges	396	557	874	1,556

Total expenses	51,779	18,728	138,434	54,310

Income (loss) before minority interest	7,718	1,658	16,076	(2,425)
Minority interest, common	(113)	35	(37)	336
Minority interest, preferred	(1,068)	(1,069)	(3,204)	(3,205)

Income (loss) from continuing operations	6,537	624	12,835	(5,294)
Discontinued operations	116	740	1,204	1,997

Net income (loss)	6,653	1,364	14,039	(3,297)
Series A Preferred Share issuance costs	—	—	(4,249)	—
Preferred share dividends	(2,900)	(2,496)	(8,589)	(7,488)

Net income (loss) applicable to common shareholders	$3,753	$(1,132)	$1,201	$(10,785)

Earnings (loss) per share data:
Basic – continuing operations	$0.10	$(0.05)	$0.00	$(0.34)

Basic	$0.10	$(0.03)	$0.03	$(0.29)

Basic – weighted average shares	37,603,379	37,387,302	37,501,727	37,386,938

Diluted – continuing operations	$0.10	$(0.05)	$0.00	$(0.34)

Diluted	$0.10	$(0.03)	$0.03	$(0.29)

Diluted – weighted average shares	37,784,575	37,387,302	37,501,727	37,386,938

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$14,039	$(3,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,834	27,419
Minority interests	3,241	2,869
Deferred percentage lease revenue	—	10,249
(Gain) loss on sale of hotel	(786)	57
Changes in operating assets and liabilities:
Accounts receivable	1,050	(1,027)
Prepaids and inventory	1,054	1,157
Accounts payable and accrued expenses	7,992	(986)
Payable to Manager	(466)	—

Net cash provided by operating activities	53,958	36,441

Cash flows from investing activities:
Investment in hotel properties	(82,055)	(26,097)
Deposits for acquisition of hotel properties	(154)
Proceeds from sale of hotels	8,727	1,990
Net (deposits) withdrawals into restricted cash accounts	(3,066)	3,479
Lease acquisition	(1,336)	—
Payment of franchise fees	(192)	(10)
Repayment of advances	175	—

Net cash used by investing activities	(77,901)	(20,638)

Cash flows from financing activities:
Proceeds from debt issuance	53,074	—
Payments on debt	(29,618)	(3,383)
Payments on franchise conversion obligations	(106)	—
Distributions paid to unit holders	(3,307)	(3,520)
Distributions paid to shareholders	(11,684)	(17,615)
Redemption of shares or units	(115,730)	(1,055)
Net proceeds from issuance of preferred shares	140,251	—
Net proceeds from issuance of common shares	2,830	—
Loan origination fees and costs paid	(1,091)	(245)

Net cash provided (used) by financing activities	34,619	(25,818)

Net increase (decrease) in cash and cash equivalents	10,676	(10,015)
Cash and cash equivalents at beginning of year	9,586	21,367

Cash and cash equivalents at end of year	$20,262	$11,352

Supplemental cash flow information:
Interest paid	$13,643	$13,128

Supplemental disclosure of non-cash information – See Note 1 for a description of the assumption of liabilities for non-cash consideration in connection with the Marriott Takeback Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1. Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at September 30, 2004, owned 68 hotels with an aggregate of 8,579 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the Hotels from the Partnership (the “TRSs,” and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 66 hotels for Innkeepers, and a third party manages two of the hotels.

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

Wyndham Lease Termination Transaction. During 2003, six Hotels were leased to affiliates of Wyndham International, Inc. (the “Summerfield Lessee”) and affiliates of the Summerfield Lessee operated those Hotels. The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” The Company terminated one lease with the Summerfield Lessee on March 1, 2004 and five leases with the Summerfield Lessee on April 1, 2004. The Company then (i) entered into new leases for the six Hotels with TRSs on economic terms substantially similar to those in the terminated leases, (ii) caused the TRSs to enter into management agreements with the IH Manager for the six Hotels (which agreements have terms substantially similar to the management agreements entered into with the IH Manager in connection with the TRS Transaction) and (iii) caused the TRSs to enter into franchise agreements with an affiliate of Wyndham with respect to the five Hotels operating under the Summerfield Suites by Wyndham brand. No consideration was paid to the Summerfield Lessee or its affiliates in connection with the termination of the Summerfield Lessee’s leases. This transaction is referred to as the “Wyndham Lease Termination Transaction.”

Under the new TRS structure, hotel-level revenue and expenses are recognized in the Company’s financial statements. Because the Company had hotels operating under the previous structure during most of 2003, the accompanying statements of operations for 2003 still reflect “Percentage Lease revenue.” Under the new structure, because the Company controls the TRS, payments by the TRS to Innkeepers under the Percentage Leases are eliminated in consolidation (and therefore are not separately reflected in the Company’s financial statements).

Management Conversion of Marriott-Managed Hotels. In March 2003, the Company, the IH Lessee, Marriott and various affiliates thereof entered into an agreement for a transaction under which the IH Lessee would (1) convert the agreements under which 17 of the Hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) become the manager of the hotels. Under the terms of the converted agreements, the franchisee will (1) pay a franchise royalty of 6 1/2% of room revenues to Marriott for the first ten years of each franchise agreement and a royalty of 5% of room revenue thereafter (as compared to 5% of gross revenues under the previous management agreements with Marriott) and (2) pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for nine years, beginning in 2005 (the “Conversion Fee”). Marriott has agreed that the franchisee will receive a $750,000 credit against the Conversion Fee that is otherwise payable to Marriott. In addition, a portion of the Conversion Fee will be waived for a year if the converted hotels’ room revenues decline below certain levels and certain other conditions are met.

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

The Company periodically reviews the carrying value of the franchise conversion fee asset in deferred and other to determine if circumstances that indicate impairment in the carrying value of the investment exist or that amortization periods should be modified. No circumstances have occurred that would give rise to an impairment. If impairment is indicated in the future, the carrying value of the franchise conversion fee asset will be reduced to its estimated fair value based upon future cash flows.

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controlled the IH Lessee and controls the IH Manager. Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham International, Inc.

Acquisitions. On May 19, 2004, the Company acquired an existing 216-room Four Points by Sheraton hotel located in Ft. Walton Beach, FL for $30.0 million, which was funded by borrowing on the Company’s unsecured line of credit and available cash. The Company leased the hotel to a TRS and has a contract with Dimension Development Company, Inc. (“Dimension”) to manage the property. In consideration for helping the Company acquire the hotel and for managing certain capital projects, including projects mandated by the franchiser, Dimension will also receive a project management fee of $125,000 plus a carried interest in the ownership of the hotel. Dimension’s carried interest entitles it to cash distributions equal to 20% of the net (a) operating cash flow after the Company receives a cumulative return of 7.875% on its invested capital and (b) capital proceeds after the Company has received its cumulative preferred return and a reimbursement of its invested capital. Ft. Walton Beach was unaffected by the first three hurricanes that struck the state during the quarter; however, there was substantial damage caused by Hurricane Jeanne. The property has closed 59 rooms indefinitely, while 157 rooms were reopened several weeks after Hurricane Jeanne. The Company currently believes that substantially all costs relating to the renovation of the Ft. Walton Beach hotel are covered by insurance and estimates that the cost could range up to $2.5 million.

On May 26, 2004, the Company acquired an existing 146-suite Homewood Suites hotel located on the Riverwalk in San Antonio, TX for $21.0 million from a Dimension affiliate, which was funded with available cash. The Company leased the hotel to a TRS and contracted with the IH Manager to manage the property.

On June 28, 2004, the Company acquired an existing 182-room Clarion Hotel located in Louisville, KY for $6.4 million, which was funded by borrowing on the Company’s unsecured line of credit. The Company closed the hotel on October 10, 2004 and began a $4.5 million renovation project to convert the hotel to a Hampton Inn hotel. The renovations will be funded by the Company’s available cash and borrowing on the unsecured line of credit. The Company anticipates the renovation project to be completed by April 2005. The hotel is leased to a TRS and was managed by a third party until the hotel closed for renovation. The Company expects to contract with the IH Manager to manage the hotel when it re-opens as a Hampton Inn. In consideration for helping the Company acquire the hotel and for managing certain capital projects, including projects mandated by the franchiser, Summit Hospitality Group (and/or its affiliates, “Summit”) will receive a development fee equal to 3.5% of the cost of converting the hotel to a Hampton Inn. Summit will also be entitled to a carried interest in the ownership of the hotel, entitling it to cash distributions equal to 20% of the net (a) operating cash flow after the Company receives a cumulative return of 10% on its invested capital and (b) capital proceeds after the Company has received its cumulative preferred return and a reimbursement of its invested capital. In 2004, the IH Manager and Summit formed a venture to manage four hotels in which the Company has no interest. These management contracts helped the IH Manager qualify as an “eligible independent contractor” under applicable federal tax law, and thereby enabled the completion of the TRS Transaction.

On September 14, 2004, the Company acquired a site in Valencia, CA, 30 miles north of downtown Los Angeles, for $3.7 million and will develop on the site a 157-suite Embassy Suites hotel. The Company expects the IH Manager to manage the hotel.

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

Line of Credit. On July 23, 2004, the Company entered into a new $135,000,000 Line of Credit with a majority of its existing line of credit lenders on substantially the same terms as the maturing credit facility. The new Line of Credit matures on July 23, 2007. The interest rate on the Line of Credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The Company’s prior line of credit had a maturity date of July 31, 2004.These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the financial statements and notes thereto of the Company and the IH Lessee included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “10-K”). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

2. Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts of recorded receivables. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of account receivable.

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

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September, 2004 and 2003 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$6,537	$624	$12,835	$(5,294)
Loss on redemption of Series A Preferred Shares	—	—	(4,249)	—
Preferred share dividends	(2,900)	(2,496)	(8,589)	(7,488)

Income (loss) applicable to common shareholders from continuing operations	3,637	(1,872)	(3)	(12,782)
Discontinued operations	116	740	1,204	1,997

Net income (loss) applicable to common shareholders	$3,753	$(1,132)	$1,201	$(10,785)

Denominator:
Denominator for basic earnings (loss) per share –weighted average shares	37,603,379	37,387,302	37,501,727	37,386,938
Effect of dilutive securities:
Share options	54,580	—	—	—
Restricted shares	126,616	—	—	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	37,784,575	37,387,302	37,501,727	37,386,938

Earnings (loss) per share data:
Basic-continuing operations	$0.10	$(0.05)	$0.00	$(0.34)
Basic-discontinued operations	0.00	0.02	0.03	0.05

Basic	$0.10	$(0.03)	$0.03	$(0.29)

Diluted-continuing operations	$0.10	$(0.05)	$0.00	$(0.34)
Diluted-discontinued operations	0.00	0.02	0.03	0.05

Diluted	$0.10	$(0.03)	$0.03	$(0.29)

The conversion of Common Units into common shares has no effect on earnings (loss) per share. The conversion of the Series A Preferred Shares (which were redeemed in January 2004), the Class B Preferred Units and 634,000 outstanding options are anti-dilutive (i.e. assuming conversion into common shares would increase earnings per share or lower the loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share.

5. Other Charges

Other charges for the three and nine months ended September 30, 2004 and 2003 include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Severance	$392	$—	$392	$—
Litigation settlement	—	18	—	60
Advisory services	—	267	32	872
TRS Transaction costs	4	272	450	624

	$396	$557	$874	$1,556

The severance cost is related to the departure of the Company’s Chief Accounting Officer. The litigation settlement is related to litigation with the Company’s former Chief Operating Officer, and the advisory services (which include legal fees to the special committee of the Board of Trustees) and TRS Transaction costs are related to the TRS Transaction. Included in TRS Transaction costs for 2004 is a $250,000 reimbursement to the IH Lessee for costs it incurred in assuming management of 17 hotels formerly managed by Marriott (see Marriott Takeback Transaction under Note 1 above).

6. Discontinued Operations

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

In 2003, the Company recognized an impairment loss of $3,870,000 related to its Hampton Inn hotel located in Norcross, GA. During the first quarter of 2004, the Company classified this hotel as “held for sale.” During the third quarter of 2004, the Company classified three additional hotels, the Residence Inn by Marriott located in Lake Oswego, OR, the Residence Inn by Marriott located in Vancouver, WA and the Holiday Inn Express located in Lexington, MA., as “held for sale.” On July 20, 2004, the Company sold the Hampton Inn hotel located in Norcross, GA for net proceeds of approximately $4.7 million and recognized a loss on the sale of $243,000.

The results of operations from these hotel properties are classified as discontinued operations in the accompanying statements of operations. The previously reported 2003 results of operations have been reclassified to reflect the classification of these hotels as “held for sale.”

The following table sets forth the components of discontinued operations for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Hotel operating revenue	$2,585	—	$7,164	—
Percentage Lease revenue	—	$1,650	74	$4,610
Other income	13	14	52	51
Hotel operating expenses	(1,682)	—	(4,931)	—
Depreciation	(482)	(624)	(1,564)	(1,870)
Amortization of franchise fees	(2)	(4)	(9)	(10)
Property taxes and insurance	(72)	(239)	(353)	(724)
General and administrative	(1)	—	(3)	(3)
Interest	—	—	(2)	—
Other charges	—	—	(10)	—
Gain on sale of hotel	(243)	(57)	786	(57)

	$116	$740	$1,204	$1,997

7. Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $2.7 million (related primarily to accumulated net operating losses) at September 30, 2004 and the gross deferred tax asset associated with these future tax deductions was approximately $1.1 million. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

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

The following chart sets forth certain information with respect to the Hotels at September 30, 2004:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	44	5,276
Summerfield Suites by Wyndham	5	650
Sunrise Suites	1	96
Homewood Suites	1	146

	51	6,168

Upscale
Four Points by Sheraton	1	216
Courtyard by Marriott	1	136

	2	352

Mid-Priced
Hampton Inn	11	1,375
TownePlace Suites by Marriott	1	95
Holiday Inn Express	1	204
Quality Inn (Note 1)	1	203
Clarion Hotel (Note 2)	1	182

	15	2,059

	68	8,579

Note 1: The Company intends to renovate this hotel and convert it to a Courtyard by Marriott hotel.

Note 2: The Company intends to renovate this hotel and convert it to a Hampton Inn

Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for 66 of the Hotels are presented in the following table.

	Three Months Ended September 30,		Percentage increase	Nine Months Ended September 30,		Percentage increase
	2004	2003	(decrease)	2004	2003	(decrease)
Portfolio (1)
ADR	$97.68	$93.67	4.3%	$95.64	$93.18	2.6%
Occupancy	78.5%	76.0%	3.3	75.2%	72.0%	4.5
RevPAR	$76.71	$71.23	7.7	$71.92	$67.08	7.2

By Segment
Upscale Extended-Stay Hotels (2)
ADR	$100.08	$95.45	4.9%	$97.21	$94.83	2.5%
Occupancy	81.7%	79.2%	3.2	78.7%	74.6%	5.4
RevPAR	$81.75	$75.55	8.2	$76.47	$70.78	8.0
Upscale (3)
ADR	$107.91	$103.91	3.9%	$108.77	$105.39	3.2%
Occupancy	66.1%	76.9%	(14.0)	73.1%	75.7%	(3.5)
RevPAR	$71.35	$79.92	(10.7)	$79.52	$79.82	(0.4)
Mid-Priced Hotels (4)
ADR	$85.22	$83.04	2.6%	$86.25	$83.77	3.0%
Occupancy	69.5%	64.4%	8.0	62.9%	61.8%	1.8
RevPAR	$59.25	$53.45	10.9	$54.26	$51.79	4.8

(1)	66 hotels, excludes one hotel acquired on June 1, 2003 and one hotel acquired on June 28, 2004
(2)	51 hotels
(3)	2 hotels
(4)	13 hotels, excludes one hotel acquired on June 1, 2003 and one hotel acquired on June 28, 2004

Results of Operations

Comparison of the Three Months Ended September 30, 2004 (“2004”) to the Three Months Ended September 30, 2003 (“2003”)

The Company’s revenues (as recognized in the accompanying financial statements) increased $39,111,000 to $59,497,000 in 2004 from $20,386,000 for 2003. The Company’s 2004 revenue consists of $59,443,000 of hotel operating revenue, and $54,000 of other revenue, compared with the 2003 revenue consisting of $18,938,000 of Percentage Lease revenue from the Lessees, $1,381,000 of hotel operating revenue and $67,000 of other revenue. The decrease in Percentage Lease revenue was due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction. With the completion of these transactions as of April 1, 2004, the Company does not anticipate recognizing any Percentage Lease revenue in future periods.

The Company’s hotel operating expenses (as recognized in the accompanying financial statements) were $33,690,000 in 2004 compared to $821,000 in 2003. With the completion of the TRS transaction and the Wyndham Lease Termination Transaction, the Company recognizes hotel level operating expenses for hotels leased to TRSs.

The TRS Transaction and the Wyndham Lease Termination Transaction result in financial statement presentations that are substantially different between periods due to the Company’s different operating structures before and after the transactions. Therefore, the Company presents the following supplemental information, which it believes may be useful in evaluating the performance of the Company for the transitional period. The following table summarizes the hotel operating revenue and hotel operating expenses for the Company and the IH Lessee for the three months ended September 30, 2004 and 2003 (dollar amounts in thousands):

	2004			2003
	TRS (1)	IH Lessee (2)	Total	IH Lessee (3)
Hotel operating revenue	$59,443	$0	$59,443	$43,968
Hotel operating expenses	33,690	36	33,726	23,892
Hotel operating expenses as a percentage of hotel operating revenue	56.7%	—%	56.7%	54.3%

(1)	Represents the hotel operations recognized in the Company’s financial statements. Excludes the operations of hotels that are “held for sale.”

(2)	Represents the hotel operations attributable to the IH Lessee. Excludes the operations of hotels that are “held for sale.”
(3)	Represents the hotel operations for the IH Lessee. Excludes the operations of hotels that are “held for sale” and the operations of the hotels leased to the Summerfield Lessee.

The increase in hotel operating revenue of $15,477,000 was due primarily to (a) the 7.7% RevPAR increase at the Hotels for 2004 over the 2003 comparable period ($3,386,000), (b) the revenue from the operation of the Sunrise Suites hotel located in Tinton Falls, NJ ($779,000) beginning March 1, 2004, (c) the revenue from the operation of five Summerfield Suites by Wyndham hotels ($4,178,000) beginning April 1, 2004, (d) the revenue from the Four Points by Sheraton hotel located in Fort Walton Beach, FL ($2,042,000), which was acquired on May 19, 2004 and (f) the revenue from the Homewood Suites hotel located in San Antonio, TX ($1,315,000), which was acquired on May 26, 2004.

Hotel operating expenses increased 2.4% when expressed as a percentage of hotel operating revenue from 54.3% in 2003 to 56.7% in 2004. This was due primarily to management fees due to the IH Manager as a result of the TRS Transaction, which increased management and accounting fees 2.4% as a percentage of hotel operating revenue from 0.8% in 2003 to 3.2% in 2004.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) was $8,476,00,000 in the aggregate for 2004 compared with $8,540,000 for 2003. The decrease in Depreciation and Amortization was primarily due to a decrease in the amortization of unearned compensation which was attributable to fewer restricted shares being amortized due to previous restricted shares becoming fully amortized during 2004.

Interest expense for 2004 was $4,718,000 compared with $4,378,000 for 2003. This increase was due primarily to interest expense on the franchise conversion fee obligations to Marriott ($161,000) and interest expense for the funds drawn on the line of credit ($218,000).

Property taxes and insurance remained relatively constant during the third quarter of 2004 at $3,090,000 compared with $3,050,000 for 2003.

General and administrative remained relatively constant during the third quarter of 2004 at $1,280,000 compared with $1,256,000 for the comparable period of 2003.

Other charges decreased $161,000 to $396,000 in 2004 compared to $557,000 in 2003. This decrease was primarily due to a reduction ($553,000) in advisory fees related to the TRS transaction, which was completed during the first quarter of 2004, which was partially offset by an employee severance expense ($392,000) in the third quarter of 2004.

Income from discontinued operations decreased from $740,000 in 2003 to $116,000 in 2004 due to two of the hotels being sold in January and July 2004, respectively.

Net income applicable to common shareholders for 2004 was $3,753,000, or $0.10 per diluted share, compared with net loss of $1,132,000, or $0.03 per diluted share, for 2003. This change was due primarily to the factors discussed previously.

Comparison of the Nine Months Ended September 30, 2004 (“2004”) to the Nine Months Ended September, 2003 (“2003”)

The Company’s revenues (as recognized in the accompanying financial statements) increased $102,625,000 to $154,510,000 in 2004 from $51,885,000 for 2003. The Company’s 2004 revenue consists of $149,194,000 of hotel operating revenue, $5,073,000 of Percentage Lease revenue from the Lessees, and $243,000 of other revenue, compared with the 2003 revenue consisting of $49,878,000 of Percentage Lease revenue from the Lessees, $1,739,000 of hotel operating revenue and $268,000 of other revenue. The decrease in Percentage Lease revenue was due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction. With the completion of these transactions as of April 1, 2004, the Company does not anticipate recognizing any Percentage Lease revenue in future periods.

The Company’s hotel operating expenses (as recognized in the accompanying financial statements) were $85,492,000 in 2004 compared to $1,057,000 in 2003. With the completion of the TRS transaction and the Wyndham Lease Termination Transaction, the Company recognizes hotel level operating expenses for hotels leased to TRSs.

The TRS Transaction and the Wyndham Lease Termination Transaction result in financial statement presentations that are substantially different between periods due to the Company’s different operating structures before and after the transactions. Therefore, the Company presents the following supplemental information, which it believes may be useful in evaluating the performance of the Company for the transitional period. The following table summarizes the hotel operating revenue and hotel operating expenses for the Company and the IH Lessee for the nine months ended September 30, 2004 and 2003 (dollar amounts in thousands):

	2004			2003
	TRS (1)	IH Lessee (2)	Total	IH Lessee (3)
Hotel operating revenue	$149,194	$6,617	$155,811	$124,236
Hotel operating expenses	85,492	3,911	89,403	68,132
Hotel operating expenses as a percentage of hotel operating revenue	57.3%	59.1%	57.4%	54.8%

(1)	Represents the hotel operations recognized in the Company’s financial statements. Excludes the operations of hotels that are “held for sale.”
(2)	Represents the hotel operations attributable to the IH Lessee. Excludes the operations of hotels that are “held for sale.”
(3)	Represents the hotel operations for the IH Lessee. Excludes the operations of hotels that are “held for sale” and the operations of the hotels leased to the Summerfield Lessee.

The increase in hotel operating revenue of $31,576, 000 was due primarily to (a) the 7.2% RevPAR increase at the Hotels for 2004 over the 2003 comparable period ($8,945,000), (b) the revenue from the operation of the Quality Inn hotel located in Atlantic City, NJ ($1,013,000) which was acquired in June 2003, (c) the revenue from the operation of the Sunrise Suites hotel located in Tinton Falls, NJ ($1,721,000) beginning March 1, 2004, (d) the revenue from the operation of 5 Summerfield Suites ($10,146,000) beginning April 1, 2004, (e) the revenue from the Four Points by Sheraton hotel located in Fort Walton Beach, FL ($3,472,000), which was acquired on May 19, 2004, (f) the revenue from the Homewood Suites located in San Antonio, TX ($1,926,000), which was acquired on May 26, 2004, and (g) an extra day (February 29) of revenue in the 2004 period ($430,000).

Hotel operating expenses increased 2.5% when expressed as a percentage of hotel operating revenue from 54.8% in 2003 to 57.3% in 2004. This was due primarily to management fees due to the IH Manager as a result of the TRS Transaction, which increased management and accounting fees 2.4% as a percentage of hotel operating revenue from 0.8% in 2003 to 3.2% on 2004.

Depreciation and Amortization was $25,114,000 in the aggregate for 2004 compared with $25,539,000 for 2003. The decrease in Depreciation and Amortization was primarily due to a decrease in the amortization of unearned compensation, which was attributable to fewer restricted shares being amortized due to previous restricted shares becoming fully amortized during 2004. and a decrease in the amortization of loan origination fees.

Interest expense for 2004 was $13,809,000 compared with $13,093,000 for 2003. This increase was due primarily to interest expense on the franchise conversion fees on the 17 Marriott Takeback properties ($485,000) and interest expense for the funds drawn on the line of credit ($298,000).

Property taxes and insurance for 2004 was $8,659,000 compared with $8,818,000 for 2003. This decrease was due primarily to a 40% reduction on the cost of premiums on the Company’s property insurance.

General and administrative expenses increased $239,000, to $4,110,000 in 2004 from $3,871,000 in 2003. This increase was due primarily to an increase in salaries and benefits of $240,000.

Other charges decreased $682,000 to $874,000 in 2004 compared to $1,556,000 in 2003. This decrease was primarily due to a reduction in advisory fees ($1,074,000) related to the TRS transaction, which was completed during the first quarter of 2004, which was partially offset by an employee severance expense ($392,000) in the third quarter of 2004.

Income from discontinued operations decreased from $1,997,000 in 2003 to $1,204,000 in 2004 due to two of the hotels being sold in January and July 2004, respectively.

Net income applicable to common shareholders for 2004 was $1,201,000, or $0.03 per diluted share, compared with net loss of $10,785,000, or $0.29 per diluted share, for 2003. This change was due primarily to the factors discussed previously and the $4,249,000 loss recognized on the redemption of the Series A Preferred Shares.

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

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and restricted cash equivalents) at September 30, 2004 and 2003 were $30,914,000 and $22,023,000, including $0 and $1,283,000, respectively, which the Company was required, under the Percentage Leases, to make available to the Lessee for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $10,652,000 and $7,796,000 at September 30, 2004 and 2003, respectively, that was held in escrow by lenders to pay for insurance, taxes, debt service, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was $53,958,000 and $36,441,000, respectively. The increase in net cash provided by operating activities was primarily the result of a change from a net loss to net income between periods, a decrease in accounts receivable, and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $77,901,000 for the nine months ended September 30, 2004. This was comprised primarily of (a) renovations at certain hotels for $20,279,000, (b) the purchase of the San Antonio, TX hotel for $21,000,000, the Fort Walton Beach, FL hotel for $30,000,000 and the Louisville, KY hotel for $6,400,000 (the purchase prices do not include $676,000 in costs incurred in connection with these acquisitions), and the purchase of land in Valencia for $3,700,000, (c) the acquisition of leases from the IH Lessee for $1,336,000, (d) net deposits of $3,066,000 into certain restricted cash accounts, and (e) payment of franchise fees for $192,000, which were partially offset by the net proceeds from the sale of the Residence Inn by Marriott located in Eden Prairie, MN and the Hampton Inn in Norcross, GA of $8,727,000.

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

Net cash provided by financing activities was $34,619,000 for the nine months ended September 30, 2004, consisting primarily of the proceeds from the issuance of the Series C Preferred Shares of $140,251,000, proceeds from the issuance of common shares of $2,830,000 and draws under the Line of Credit of $53,074,000, partially offset by (a) the redemption of the Series A Preferred Shares of $115,730,000, (b) distributions paid of $14,991,000, (c) loan costs paid of $1,091,000, (d) principal payments on amortizing debt of $29,618,000 (26,095,000 of which was refinanced from the existing line of credit to the new line of credit), and (e) franchise conversion fee obligation principal payments of $106,000.

Net cash used by financing activities was $25,818,000 for the nine months ended September 30, 2003, consisting primarily of (a) principal payments on amortizing debt of $3,383,000, (b) distributions paid of $21,135,000, (c) the purchase of 121,071 common shares (at $8.708 per share) for $1,055,000 in connection with the litigation settlement discussed in Note 7 to the Company’s financial statements and (d) loan costs paid of $245,000.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and Common Units since its inception. The 2004 first and second quarter distribution was $0.03 per common share or unit. The 2004 third quarter distribution was $0.06 per common share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and the 2004 first, second and third quarter distributions were $0.275 per Class B Preferred Unit. A dividend of $0.49114 was paid on each Series A Preferred Share when the Series A Preferred Shares were redeemed on January 20, 2004. In addition, dividends of $0.539, $0.50 and $0.50 were paid on each Series C Preferred Share for the first, second and third quarter of 2004, respectively. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

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

Financing

In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. On July 23, 2004, the Company entered into a new $135,000,000 Line of Credit with a majority of its existing line of credit lenders on substantially the same terms as the maturing credit facility. The interest rate on the Line of Credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The Line of Credit matures on July 23, 2007. The actual amount that can be borrowed under the Line of Credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At September 30, 2004, the Company (i) had $27 million of borrowings outstanding under the Line of Credit and (ii) had available to it approximately $98 million under the Line of Credit (assuming the proceeds were used for the acquisition of hotel properties). At September 30, 2004, the Company was in compliance with the financial covenants contained all of in its various loan agreements.

The following table summarizes certain information concerning the Company’s debt at September 30, 2004 and 2003:

	2004	2003
Investment in hotels, at cost	$915,503,000	$864,840,000
Debt	255,630,000	233,347,000
Percentage of debt to investment in hotels, at cost	27.9%	27.0%
Percentage of fixed rate debt to total debt	85.5%	95.7%
Weighted average implied interest rates on:
Fixed rate debt	7.54%	7.54%
Variable rate debt	3.55%	0.93%
Total debt	6.82%	7.26%
Number of hotels properties:
Encumbered	39	39
Unencumbered	29	28

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

Capital Expenditures

Each of the Company’s term loans require that the Company make available for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels collateralizing those loans, amounts up to 5% of gross revenues from such Hotels. These funds are generally escrowed or reserved separately. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Management believes that the amounts required to be made available by the Company under the Term Loans will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Term Loans require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the Hotels. Management believes that for the foreseeable future the Company will continue to spend substantially more on capital expenditures than it is required to make available under the loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include, for any given year, market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2004, management expects to spend approximately $25 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to borrow under the Line of Credit or other facilities.

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

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence.

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

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. FFO adds back historical cost depreciation, which assumes the value of real estate assets diminishes predictably in the future. In fact, real estate asset values increase or decrease with market conditions. Consequently, the Company believes FFO is a useful supplemental measure in evaluating its operating performance by disregarding (or adding back) historical cost depreciation. Additionally, FFO per share targets are used to determine a significant portion of the incentive compensation of the Company’s senior management.

NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in compliance with the NAREIT definition. Therefore, FFO and FFO per share are presented to assist investors in analyzing the performance of the Company. While we believe our calculation of FFO and FFO per share conforms to the NAREIT definition, our method of calculating FFO and FFO per share may be different from methods used by other REITs.

Accordingly, the Company’s method of calculating FFO and FFO per share may not be comparable to other REITs. Moreover, FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) does not include the cost of capital or capitalized interest, (iii) is not indicative of cash available to fund all cash flow and liquidity needs, including the Company’s ability to make distributions, and (iv) should not be considered as an alternative to net income (as determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance.

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shareholders	$3,753	$(1,132)	$1,201	$(10,785)
Depreciation	7,913	7,899	23,605	23,622
Depreciation included in discontinued operations	482	624	1,564	1,870
Minority interest, common	113	(35)	37	(336)
(Gain) loss on sale of hotel	243	57	(786)	57

Basic FFO	$12,504	$7,413	25,621	$14,428

Minority interest, preferred (1)	1,068	—	—	—
Preferred share dividends (1)	—	—	—	—

Diluted FFO	$13,572	$7,413	$25,621	$14,428

Denominator for basic earnings per share	37,603,379	37,387,302	37,501,727	37,386,938
Weighted average:
Common Units	1,117,056	1,167,236	1,137,455	1,167,489

Denominator for basic FFO per share	38,720,435	38,554,538	38,639,182	38,554,427

Denominator for diluted earnings per share	37,784,575	37,387,3002	37,501,727	37,386,938
Effect of dilutive securities:
Stock options	—	1,501	20,759	593
Restricted shares	—	141,639	87,336	74,723
Weighted average:
Common Units	1,117,056	1,167,236	1,137,455	1,167,489
Class B Preferred Units (1)	3,884,469	—	—	—
Series A Preferred Shares (1)	—	—	—	—

Denominator for diluted FFO per share	42,786,100	38,697,678	38,747,277	38,629,743

Basic FFO per share	$0.32	$0.19	$0.66	$0.37

Diluted FFO per share	$0.32	$0.19	$0.66	$0.37

(1)	Except for the three months ended September 30, 2004, the conversion of the Class B Preferred Units into common shares is anti-dilutive and, therefore, is not included in the calculation of diluted FFO per share for the other periods presented. For the three months ended September 30, 2004, the common units and class B preferred units have been converted into common shares in the calculation of diluted FFO per share.

The 2004 nine-month results include a loss on the redemption of the Series A Preferred Shares of $4,249,000, or $0.11 per diluted share. The 2003 nine-month results exclude the recognition of $7,892,000, or $0.20 per diluted share, of Percentage Lease revenue that was deferred in accordance with SAB 104.

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

Cautionary statements set forth in reports filed by the company from time to time with the SEC discuss important factors impacting, or that could impact, the company and its results or forecasted results. These factors include, without limitation, (i) more direct exposure to the operational risks of the hotel business (including decreasing hotel revenues and increasing hotel expenses) under the company’s new taxable REIT subsidiary structure, (ii) risks that war, terrorism or similar activities, widespread health alerts, disruption in oil imports or higher oil prices or changes in domestic or international political environments negatively affect the travel industry and the company, (iii) risk that the performance and prospects of businesses and industries that are important hotel demand generators in the company’s key markets decline (e.g., technology, automotive, aerospace), (iv) risk that international, national, regional and/or local economic conditions will, among other things, negatively affect demand for the company’s hotel rooms and the availability and terms of financing, (v) risk that the company’s ability to maintain its properties in competitive condition becomes prohibitively expensive, (vi) risk that pricing in the hotel acquisition market becomes prohibitively expensive or non-financeable and that potential acquisitions or developments do not perform in accordance with expectations, (vii) changes in travel patterns or the prevailing means of commerce (i.e., e-commerce), (viii) the complex tax rules that the company must satisfy to qualify as a REIT, and (ix) governmental regulation that may increase the company’s cost of doing business or otherwise negatively effect its business or its attractiveness as an investment and create risk of liability for non-compliance (e.g., changes in laws affecting taxes or dividends, compliance with the Americans with Disabilities Act, workers compensation law changes, the Sarbanes-Oxley law, etc.).

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

For debt obligations outstanding at September 30, 2004, the following table presents principal repayments and related weighted average implied interest rates by expected maturity dates (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$1,265	$5,884	$6,399	$27,566	$6,006	$171,436	$218,556	$218,556
Average Interest Rate	7.57%	7.59%	7.59%	8.03%	7.46%	7.46%	7.54%	—
Variable Rate	27,074	—	—	—	—	$10,000	$37,074	$37,074
Average Interest Rate	3.55%	—	—	—	—	1.38%	2.96%	—

The table incorporates only those exposures that existed as of September 30, 2004 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

At September 30, 2004, the Company had $27,000,000 in outstanding borrowings under its Line of Credit, which matures in July 2007. All of our other debt matures in 2007 or thereafter.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of September 30, 2004, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

ITEM 6 – Exhibits Exhibits

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

INNKEEPERS USA TRUST

/s/ David Bulger
November 3, 2004	David Bulger
Executive Vice President, Chief Financial Officer And Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002