Form 10-K
period 2004-12-31
INNKEEPERS USA TRUST/FL
filed 2005-03-16
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d)

of the SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-12201

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s single class of common equity, its common shares, $.01 par value per share, as of March 1, 2005, was 42,744,412. The aggregate market value of the common shares held by nonaffiliates of the registrant as of March 1, 2005 was $522,518,000 (based on the last sale price of the common shares on March 1, 2005).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2005 proxy statement to be filed with the Securities and Exchange Commission (SEC) with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 4, 2005 are incorporated by reference into Part III hereof.

THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF FEDERAL SECURITIES LAWS INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS “ESTIMATES,” “PROJECTS,” “BELIEVES,” “ANTICIPATES,” “EXPECTS” AND WORDS OF SIMILAR IMPORT. FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED “RISK FACTORS,” “BUSINESS –NARRATIVE DESCRIPTION OF BUSINESS— INTERNAL GROWTH STRATEGY,” “–BUSINESS –NARRATIVE DESCRIPTION OF BUSINESS—ACQUISITION AND DEVELOPMENT STRATEGY,” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” SUCH FORWARD-LOOKING STATEMENTS RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OUR COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED AND IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED IN THE “RISK FACTORS” SECTION OF THIS ANNUAL REPORT ON FORM 10-K, AND IN OTHER REPORTS FILED BY US FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ARE NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

PART I

Item 1.	Business

(a)	General

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”). Innkeepers owned 69 hotels with an aggregate of 8,684 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”) at December 31, 2004.

The Company focuses primarily on upscale and upscale extended-stay hotels and 51 of the Company’s 69 Hotels are in the upscale extended-stay segment. Upscale extended-stay hotels are typified by the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their service and amenities include complimentary breakfast and evening cocktails, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large suites, quality construction, full separate kitchens, quality room furnishings, pool, and exercise facilities. The upscale extended-stay hotel concept was developed by Jack P. DeBoer, who founded the Residence Inn brand and, with co-founder Rolf E. Ruhfus, the Summerfield Suites by Wyndham brand. Both Mr. DeBoer and Mr. Ruhfus serve on the Company’s Board of Trustees.

The following charts set forth certain information with respect to the Hotels at December 31, 2004:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn	44	5,276
Summerfield Suites by Wyndham	5	650
Homewood Suites by Hilton	1	146
Sunrise Suites (1)	1	96

	51	6,168

Upscale
Doubletree Guest Suites	1	105
Four Points by Sheraton	1	216
Courtyard (2)	2	339

	4	660

Mid-Price
Hampton Inn (3)	12	1,557
TownePlace Suites	1	95
Holiday Inn Express	1	204

	14	1,856

	69	8,684

(1)	This Hotel is operated independently of any franchise.

(2)	One of these Hotels is closed for renovation and conversion to a Courtyard.

(3)	One of these Hotels is closed for renovation and conversion to a Hampton Inn.

State	Number of Hotels	Number of Suites/Rooms	Percentage of Suites/Rooms
California	10	1,513	17.4%
Florida	6	815	9.4
Texas	5	690	8.0
New Jersey	5	685	7.9
Washington	5	624	7.2
Illinois	4	560	6.5
Michigan	5	516	5.9
Kentucky	3	358	4.1
Pennsylvania	3	325	3.7
New York	3	318	3.7
Maryland	2	309	3.6
Virginia	3	305	3.5
Massachusetts	2	303	3.5
Colorado	2	284	3.3
Georgia	2	280	3.2
Connecticut	2	192	2.2
Indiana	2	168	1.9
Oregon	1	112	1.3
Washington, D.C.	1	105	1.2
Ohio	1	80	0.9
Maine	1	78	0.9
Kansas	1	64	0.7

	69	8,684	100.0%

Restructuring Transactions

From January 1, 2003 through November 30, 2003, 60 of the Hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage lease rent based on the room revenues of the Hotel. The IH Lessee operated 44 of the Hotels for that entire 11-month period. Affiliates of Marriott International, Inc. (“Marriott”) operated 17 of the Hotels for part of 2003, under management agreements with the IH Lessee. At various times during April 2003 to July 2003, the IH Lessee terminated the Marriott management agreements for those 17 Hotels and began managing those Hotels directly. (see “— Management Conversion of Marriott-Managed Hotels” below). A Hotel acquired in June 2003 was leased by the Company to a wholly-owned taxable REIT subsidiary (“TRS”) of the Company, and the TRS engaged an affiliate of the IH Lessee (the “IH Manager”) to manage the Hotel. As of December 1, 2003, wholly-owned TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 of the Hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 Hotels. The IH Lessee continued to lease and manage the 37 Hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, wholly-owned TRSs acquired the Percentage Leases on the remaining 37 Hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those Hotels as those Percentage Leases were acquired. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. (see “—TRS Transaction” below).

During 2003, six of the Company’s Hotels were leased to affiliates of Wyndham International, Inc. (“Wyndham” and the “Summerfield Lessee”), and affiliates of the Summerfield Lessee operated those Hotels. The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” Between March 1, 2004 and April 1, 2004, the Company (i) terminated the Percentage Leases (and related agreements) with the Summerfield Lessee, (ii) entered into new Percentage Leases with its wholly owned TRSs on economic terms substantially similar to those in the terminated Percentage Leases, (iii) caused the TRSs to enter into management agreements with the IH Manager (with terms similar to the management agreements entered into with the IH Manager in connection with the TRS Transaction) and (iv) caused the TRSs to enter into franchise agreements with an affiliate of Wyndham with respect to the five Hotels operating under the Summerfield Suites by Wyndham brand. No consideration was paid to the Summerfield Lessee or its affiliates in connection with the termination of the Summerfield Lessee’s Percentage Leases. This transaction is referred to as the “Wyndham Lease Termination Transaction.”

All but one of the Company’s Hotels are managed by the IH Manager under management agreements with the TRSs at December 31, 2004. The TRSs are responsible for paying all Hotel operating expenses, including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (see “ — Management Conversion of Marriott-Managed Hotels” below), utility costs, and general repairs and maintenance. The TRSs are also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as property taxes and insurance, ground rent, and capital expenditures. As a result of the restructuring described above, Hotel-level revenue is reflected in the Company’s financial statements as “Hotel operating revenue” and Hotel-level expense is reflected as “Hotel operating expense.” The Company had Hotels operating under the previous structure during most of 2003 and partially in 2004, and the accompanying statements of operations for 2004 and 2003 (beginning on page F-1) still reflect percentage lease revenue.

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, owned the IH Lessee and owns the IH Manager. Rolf E. Ruhfus, a Trustee of the Company, is also a director of Wyndham.

TRS Transaction. The Company completed the TRS Transaction between December 1, 2003 and March 1, 2004, and completed the Wyndham Lease Termination Transaction between March 1, 2004 and April 1, 2004. The Company’s TRSs will pay corporate level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRSs must hire, to manage the Hotels, an ‘eligible independent contractor’ (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. Our TRSs have engaged the IH Manager to manage our Hotels. To qualify as an EIC, the IH Manager (or its affiliates) had to establish (among other things) that it was in the trade or business of managing hotels for parties other than the Company. Based on the advice of tax counsel, the Company believes that the IH Manager qualifies as an EIC with respect to those Hotels that it manages for its TRSs.

In connection with the TRS Transaction, the Company formed TRSs, acquired the leasehold interests from the IH Lessee for a total of $5.25 million in cash, and engaged the IH Manager to manage the Hotels under long-term management agreements. The primary terms of the management agreements are (i) base management fee of 3% of gross revenues; (ii) accounting services fee of $550 per Hotel per month and; (iii) incentive management fee of 50% of Hotel available cash flow. Hotel available cash flow is defined generally as Hotel gross revenue less Hotel operating expenses (including franchise fees), base management fees, the accounting services fee and percentage lease rent (paid by the TRSs to the Company). During the initial 10-year term of the management agreements, the IH Manager will not receive any incentive management fees until the Company has received from the TRSs at the time of payment all prior and current year base and percentage lease rent accrued to that date. The management agreements have an initial term of 10 years with two five-year extensions. (see “—Properties – The Management Agreements with the IH Manager” below).

Management Conversion of Marriott-Managed Hotels. Between April 2003 and August 2003, the Company, the IH Lessee, Marriott and various affiliates thereof completed a transaction under which the IH Lessee (1) converted the agreements under which 17 of our Hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) became the manager of the Hotels. The TRSs assumed the IH Lessee’s obligations under the agreements executed in connection with this transaction. Under those agreements, the TRSs will pay Marriott (1) a franchise fee of 6.5% of room revenues for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). In addition, a portion of the Conversion Fee will be waived for a year if the converted Hotels’ room revenues decline below certain levels and certain other conditions are met. The Conversion Fee was subject to an aggregate credit of $750,000 from Marriott; we applied $375,000 of the credit to the $850,000 Conversion Fee due for 2004 which will be paid in 2005. Other than the fees discussed above, the fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. This transaction is referred to as the “Marriott Takeback Transaction.”

2005 Events

In January 2005, the Company acquired an existing 83-room Hampton Inn Hotel in Columbia, MD for $10 million, including closing costs and anticipated capital expenditures.

In January 2005 the Company acquired an existing 190-room Hotel in Montvale, NJ, for $23 million, including closing costs and anticipated capital expenditures. The Company closed the Hotel to begin a $5.0 million renovation to convert the Hotel to a Courtyard which is expected to reopen in 2006.

In February 2005, the Company sold a 112-room Residence Inn Hotel in Portland, OR for $8.5 million and a 120-room Residence Inn Hotel in Vancouver, WA for $6.4 million.

In February 2005, the Company announced that David Bulger will retire as executive vice president, chief financial officer and treasurer of the Company. Mr. Bulger will remain with the Company through the 2004 year-end reporting period.

In February 2005, the Company priced a public offering of 4.4 million common shares at $13.71 per share. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, was $59.7 million. The net proceeds of the offering were used to pay down a portion of the company’s outstanding indebtedness under its unsecured line of credit.

(b)	Financial Information about Industry Segments

The Company is in the business of acquiring equity interests in hotels and limits its activities to one industry segment.

(c)	Narrative Description of Business

General. The Company is a self-administered Maryland real estate investment trust, which owned equity interests in 69 Hotels with an aggregate of 8,684 rooms/suites at December 31, 2004. Innkeepers had 21 employees at December 31, 2004. The ownership of the Partnership was as follows at December 31, 2004:

	Common Units	%	Class C Preferred Units (1)%		Class B Preferred Units (1)%
Innkeepers	37,966,756	97.14%	5,800,000	100.00%	—	—
Third parties (2)	1,117,056	2.86%	—	—	3,884,469	100.00%

Total	39,083,812	100.00%	5,800,000	100.00%	3,884,469	100.00%

(1)	See Note 5 to the Company’s financial statements beginning on page F-1.

(2)	Includes certain members of the Company’s management and Board of Trustees.

Internal Growth Strategy. The Company seeks to maximize revenue and profit at the Hotels through: (i) aggressive asset management, which includes insuring that its Hotel managers maximize the franchise brands’ marketing programs, develop timely sales management policies and plans, develop operational initiatives for the Hotels that increase guest satisfaction, maximize property management efficiencies, and control cost, and (ii) continuing reinvestment in the Hotels.

Property Operations – The IH Manager. The Company believes that the quality of the on-site Hotel operators is important to the future growth in revenue from the Hotels. The IH Manager generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. The IH manager uses both a centralized and decentralized approach. Hotel-level personnel handle front desk operations, housekeeping, direct sales and marketing, and preventive maintenance and repairs. The IH Manager handles on a centralized basis such functions as financial reporting, accounting and payroll, human resources, revenue management, purchasing and risk management.

Sales and Revenue Management. The IH Manager utilizes regional sales management oversight to coordinate, direct and manage the sales activities of personnel located at each Hotel they oversee. Each property has a detailed annual marketing plan as well as two semi-annual action plans that outline the strategy relative to corporate accounts, market segments, group revenue and special event goals. As of December 31, 2004, the IH Manager employed three regional directors of sales and dedicated sales associates at each Hotel to lead the Company’s sales efforts. The regional directors serve as a liaison to national corporate customers as well as the Hotel brands’ national sales representatives, to minimize potential customer loss to the competition. The regional directors are responsible for overseeing the development and execution of targeted action plans as well as recruiting and developing “Best of Class” sales representation. The IH manager employs a corporate revenue management team, lead by a director of revenue management, to provide tools that assist in increasing revenue efficiency. They offer leadership, guidance and expertise through daily calls to support the Hotels’ planning and execution of fundamental revenue management principles. This includes pricing relative to market demand and competitive pricing; assisting in the establishment of corporate account rates and group pricing; yield management tactics; and turndown and market share analysis. Additionally, this team ensures that each property maximizes the Hotel brands’ reservation system contribution capabilities.

Capital Improvements, Renovation and Refurbishment. The Company intends to maintain the Hotels in a condition that complies with their respective franchise licenses, among other requirements. In addition, the Company may upgrade the Hotels in order to capitalize on opportunities to increase revenue, and as needed to meet competitive conditions and preserve asset quality. The Company may also renovate or expand Hotels when it believes the investment in renovations will provide an attractive return to the Company through increased revenue or is otherwise in the best interests of the Company.

The Company expended approximately $25 million, $27 million and $21 million in 2004, 2003 and 2002, respectively, for furniture, fixtures and equipment and certain other capital expenditures at the Hotels owned during these periods. The Company expects to spend approximately $17 million for such purposes in 2005.

Franchise Agreements. Our Hotels operate under the Residence Inn, Summerfield Suites by Wyndham, Homewood Suites by Hilton, Doubletree Guest Suites, Four Points by Sheraton, Courtyard, Hampton Inn, TownPlace Suites, and Holiday Inn Express brands. The franchise licenses for our Hotels are held by our TRSs. The franchise agreements require the payment of fees based on a percentage of Hotel room revenue. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The results of these inspections can result in additional capital expenditure requirements, or additional operational, marketing or repairs and maintenance expenses. The Company or its subsidiaries have guaranteed certain obligations of TRSs under the franchise licenses.

Acquisition and Development Strategy. The Company’s primary acquisition and development strategy includes acquiring or developing hotels that are upscale and upscale extended-stay, which are located in markets with relatively high barriers to entry and/or strong demand characteristics. The Company also seeks to selectively acquire under-performing hotels to which it can add value through repositioning in the market, renovation or re-flagging to premium hotel brands.

Target Markets. The Company generally focuses on markets that have high barriers to entry relative to other markets and is emphasizing markets that include New Jersey, Washington, D.C., and Virginia corridor and southern California. The Company’s preferred markets are generally characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale or an upscale extended-stay hotel and relatively higher costs associated with such development. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. The Company has Hotels in 21 states and Washington, D.C.

Target Customer. Most of the Company’s existing Hotels are generally focused on the business customer. It is the Company’s intent to continue to seek to acquire hotels that cater principally to business travelers, but the Company also is actively seeking to acquire hotels that target families and leisure travelers.

Acquisition of Upscale and Upscale Extended-Stay hotels. The Company focuses on acquiring upscale extended-stay hotels because of the strong performance of that segment, which has resulted primarily from (i) the prevailing social and economic forces that increase the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training for employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, and (ii) the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays. Upscale extended-stay hotels also require less staff and have lower fixed costs than full-service hotels and are designed and operated in a way that typically has resulted in higher operating margins than most full-service hotels. The Company acquired several upscale and upscale extended-stay Hotels in 2004. In May 2004, the Company acquired an existing 216-room Four Points by Sheraton Hotel located in Ft. Walton Beach, FL for $30.0 million. In May 2004, the Company acquired an existing 146-suite Homewood Suites by Hilton Hotel in San Antonio, TX for $21.0 million and in December 2004 the Company acquired an existing 105-suite Doubletree Guest Suites Hotel in Washington, D.C., for $23 million, including closing costs and anticipated capital expenditures.

Acquisition of Under-Performing hotels. Although the primary focus of the Company is on the upscale and upscale extended-stay segment, the Company will from time to time consider acquisition of under-performing mid-price and full-service hotels that have the potential for strategic repositioning in the market or re-flagging to a premium franchise brand in the upscale segment, or that can benefit from substantial renovation. Generally, hotels that meet the Company’s investment criteria include (i) poorly managed Hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in a deteriorated physical condition that could benefit significantly from renovation, and/or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard. In June 2003, the Company acquired an existing 203-room Hotel located in Atlantic City, NJ for $8.6 million. The Company closed the Hotel in October 2004 to begin a $8.0 million renovation to convert the Hotel to a Courtyard which is expected to reopen in 2005. In June 2004, the Company acquired an existing 182 room Hotel in Louisville, KY for $6.4 million. The Company closed the Hotel in October 2004 to begin a $5.0 million renovation to convert the Hotel to a Hampton Inn which is expected to reopen in 2005.

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

In September 2002, the Company developed and opened a 174-room Residence Inn Hotel located in Saddle River, for $23.0 million. In September 2004 the Company acquired a land site in Valencia, CA for $3.7 million to develop a 157-suite Embassy Suites Hotel for $21.0 million which is expected to open in 2006.

Hotel Disposition Strategy. The Company disposes of certain Hotels when it believes (i) the operating performance of the Hotel has been maximized and it can sell on a favorable basis, (ii) the operating performance of a Hotel is declining and will continue to decline due to new competitors opening in the market or the loss of demand generators, (iii) the franchise affiliation of the Hotel no longer is complementary to the Company’s long-term strategic initiatives or (iv) the cost of franchisor requirements for the Hotel becomes unattractive in light of the performance and prospects for the Hotel.

In July 2002, the Company sold a 109-suite Summerfield Suites by Wyndham Hotel in West Hollywood, CA for $12.8 million. In September 2003, the Company sold a 88-suite Residence Inn Hotel in Winston-Salem, for $2.1 million. In January 2004, the Company sold a 126-suite Residence Inn Hotel in Eden Prairie, MN for $4.0 million. In July 2004 the Company sold a 150 room Hampton Inn Hotel in Norcross, GA for $4.7 million. The Company has identified three additional Hotels that it intends to sell in 2005. In February 2005, the Company sold a 112-suite Residence Inn Hotel in Portland, OR for $8.5 million and a 120-suite Residence Inn Hotel in Vancouver, WA for $6.4 million. The Company expects to sell the third Hotel in March 2005.

Risk Factors. An investment in the Company is subject to significant risks, including those that we disclose in reports filed from time to time with the SEC. (see “Risk Factors” beginning on page R-1).

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

Item 2.	Properties

The following table sets forth certain information regarding the Hotels.

		Year Ended December 31, 2004
	Number of Suites/ Rooms	Room Revenue (1)	Occupancy (2)	ADR (2)	Revpar (2)
Residence Inn:
Addison, TX	150	$3,099,775	73.18%	$77.15	$56.46
Altamonte Springs, FL	128	3,373,333	83.65	86.08	72.01
Arlington, TX	114	2,962,186	85.76	82.78	70.99
Atlanta (Downtown), GA	160	3,964,982	66.53	101.77	67.71
Atlanta, GA	120	2,669,538	79.23	76.71	60.78
Bellevue, WA	120	4,547,116	78.01	132.72	103.53
Binghamton, NY	72	1,962,447	77.59	95.98	74.47
Bothell, WA	120	3,375,236	69.44	110.66	76.85
Cherry Hill, NJ	96	2,762,673	79.32	99.13	78.63
Columbus, OH	80	1,685,203	66.81	86.15	57.55
Denver (Downtown), CO	156	3,749,816	69.77	94.13	65.68
Denver, CO	128	2,686,092	70.69	81.10	57.34
East Lansing, MI	60	1,210,105	64.78	85.06	55.10
Fort Wayne, IN	80	1,634,387	74.54	74.89	55.82
Fremont, CA	80	1,902,203	81.73	79.48	64.97
Gaithersburg, MD	132	4,577,824	80.64	117.50	94.76
Grand Rapids, MI	96	2,133,980	72.60	83.66	60.73

Harrisburg, PA	80	2,507,728	73.26	116.90	85.65
Indianapolis, IN	88	1,880,601	70.00	83.41	58.39
Lexington, KY	80	2,196,962	87.74	85.52	75.03
Livonia, MI	112	2,945,659	74.70	96.19	71.86
Louisville, KY	96	2,323,329	85.16	77.64	66.12
Lynnwood, WA	120	3,547,042	90.63	89.11	80.76
Mountain View, CA	112	3,524,008	77.92	110.32	85.97
Ontario, CA	200	6,638,099	87.78	103.31	90.68
Portland, ME	78	2,263,195	80.13	98.93	79.28
Portland, OR	112	2,706,007	77.69	84.97	66.01
Richmond, VA	80	1,952,003	70.78	94.19	66.67
Richmond North West, VA	104	2,762,439	81.15	89.43	72.57
Rosemont, IL	192	5,676,285	80.02	100.95	80.78
Saddle River, NJ	174	6,462,233	80.63	125.85	101.47
San Jose, CA	80	2,575,767	81.89	107.43	87.97
San Jose (South), CA	150	4,661,784	75.56	112.38	84.91
San Mateo, CA	159	4,175,107	74.34	96.51	71.74
Shelton, CT	96	2,586,023	71.87	102.40	73.60
Sunnyvale I, CA	231	5,887,609	66.20	105.19	69.64
Sunnyvale II, CA	247	6,779,209	70.60	106.22	74.99
Troy (Central), MI	152	3,786,148	74.39	91.49	68.06
Troy (Southeast), MI	96	2,129,967	74.72	81.13	60.62
Tukwila, WA	144	4,222,285	84.43	94.89	80.11
Tyson’s Corner, VA	121	4,495,066	80.70	125.77	101.50
Vancouver, WA	120	2,438,926	69.91	79.43	55.53
Wichita, KA	64	1,483,855	77.99	81.22	63.35
Windsor, CT	96	2,806,225	74.17	107.68	79.87
Summerfield Suites by Wyndham:
Addison, TX	132	2,755,363	77.14	73.94	57.03
Belmont, CA	132	4,279,847	85.18	104.01	88.59
El Segundo, CA	122	4,385,207	90.04	109.07	98.21
Las Colinas, TX	148	3,850,474	81.65	87.06	71.08
Mount Laurel, NJ	116	3,571,934	90.59	92.88	84.13
Homewood Suites by Hilton:
San Antonio, TX	146	2,938,441	74.77	122.35	91.48
Four Points by Sheraton:
Fort Walton Beach, FL	216	3,742,198	65.11	117.24	76.34
Courtyard:
Fort Lauderdale, FL	136	3,145,496	70.63	89.48	63.19
Hampton Inn:
Albany, NY	126	2,651,513	62.86	91.47	57.50
Germantown, MD	177	3,639,301	65.94	85.20	56.18
Islandia, NY	120	3,301,877	65.63	114.55	75.18
Lombard, IL	128	1,737,804	49.94	74.27	37.09
Naples, FL	107	1,998,725	66.84	76.36	51.04
Schaumburg, IL	128	2,121,787	56.69	79.89	45.29
Tallahassee, FL	93	2,119,744	76.37	81.54	62.28
West Palm Beach, FL	135	2,974,240	73.30	82.12	60.20
Westchester, IL	112	2,195,524	63.28	84.65	53.56
Willow Grove, PA	150	3,775,614	66.98	102.68	68.77
Woburn, MA	99	1,723,890	55.74	85.36	47.58
TownePlace Suites:
Horsham, PA	95	2,043,453	72.01	81.61	58.77

Holiday Inn Express:
Lexington, MA	204	2,832,048	51.59	73.52	37.93
Other:
Louisville, KY (3)	182	589,510	(3)	(3)	(3)
Atlantic City, NJ (3)	203	2,915,881	(3)	(3)	(3)
Tinton Falls, NJ (4)	96	2,420,518	72.51	95.00	68.89
Washington, DC (3)	105	34,878	(3)	(3)	(3)

Consolidated Total / Weighted Average	8,684	$211,455,724	73.92%	$95.42	$70.54

(1)	The difference between the room revenue presented above and room revenue of $192,260,000 presented in the financial statements beginning on page F-1 is due to the timing of the TRS Transaction and Wyndham Lease Termination Transaction (see “—Business – General – Restructuring Transactions” above) and two Hotels that were sold during 2004, two Hotels that are closed for renovation and conversion and one Hotel acquired in 2004. These five Hotels have been excluded from the Hotel operating results above.

(2)	Represents the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Hotels for 2004. RevPAR for a Hotel is calculated by multiplying its ADR by its occupancy rate.

(3)	Hotel operating results exclude the Louisville, KY Hotel which was acquired in June 2004 and is closed for renovation and conversion to a Hampton Inn, the Atlantic City, NJ Hotel which was acquired in June 2003 and is closed for renovation and conversion to a Courtyard and the Doubletree Guest Suites Washington, DC Hotel acquired in December 2004.

(4)	This Hotel is operated independently of any franchise.

The Percentage Leases. Each Percentage Lease contains provisions substantially similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain substantially similar provisions. All of the Percentage Leases are between subsidiaries of the Company that own the Hotels and TRSs, which are indirect, wholly-owned subsidiaries of the Company. Nonetheless, we believe that an understanding of the Percentage Leases remains important to investors because, among other reasons, incentive management fees are payable to the IH Manager of 50% of Hotel available cash flow, which is the amount remaining after the TRSs fully satisfy their rent obligations to the Company and their other obligations under the Percentage Leases.

Percentage Lease Terms. Prior to the TRS Transaction, each Percentage Lease had an initial term of at least ten years, except the leases for the Tyson’s Corner, VA and Saddle River, NJ Hotels, which have terms of five years. The Company expects that the lease terms for all Hotels acquired after the TRS Transaction will be five years. The initial terms of seven Percentage Leases expired in September 2004 and the initial term of one Percentage Lease expired in January 2005. The renewal terms for those leases is five years and the Company expects that the renewal terms for all Percentage Leases will be five years from the expiration of their initial terms.

Amounts Payable Under the Percentage Leases. The Percentage Leases provide for the payment of percentage lease rent based upon percentages of room revenues (“Percentage Lease Rent”). Under the Percentage Lease Rent formula, the Company receives between 30% and 35% of room revenue at a Hotel up to a specified level (“Revenue Break Point”) and between 68% and 70% of room revenue in excess of the Revenue Break Point. Each Percentage Lease also provides for a fixed annual base rent (“Base Lease Rent”). Percentage Lease Rent and Base Lease Rent are referred to sometimes as “Rent.” The Percentage Leases generally provide that annual Base Lease Rent and the Revenue Break Points for the payment of Percentage Lease Rent are adjusted annually based on changes in the U.S. Consumer Price Index (“CPI”). The CPI increases effective January 1, 2005, 2004 and 2003 were 3.4%, 1.64% and 2.37%, respectively. Upon expiration of a lease term, the rent formula for the renewal term will be re-set to produce a then-current market rate Rent. (See “—The Management Agreements with the IH Manager” below).

Other than property taxes and insurance, ground rent (where applicable), the cost of certain furniture, fixtures and equipment and certain capital expenditures, which are obligations of the Company, the Percentage Leases require the TRSs to pay Base Lease Rent, Percentage Lease Rent and the Hotel-level operating expenses (including franchise and management fees) of the Hotels during the terms of the Percentage Leases.

Maintenance and Modifications. The Percentage Leases obligate the Company to make available to the TRSs for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels an amount equal to 4% or 5% of room revenues from the Hotels per month on a cumulative basis. The Company’s obligation is carried forward to the extent that such amounts are not spent. Generally, the Company directly contracts for, supervises and funds capital expenditures, and on properties subject to mortgages the capital funds are generally held in escrow by the lender. The Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or management agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the TRS’ are required, at their expense, to (i) maintain the Hotels in good order and repair, (ii) pay for all Hotel-level operating expenses of the Hotels and (iii) comply with the requirements of any of the Company’s loan agreements (to the extent applicable to property operations or cash management), any franchise agreement, any management agreement and applicable law.

Insurance. Each Percentage Lease specifies comprehensive insurance to be maintained on each of the Hotels, including liability, property and casualty and extended coverage. The Company’s loan agreements and the franchise agreements also require insurance which may be more comprehensive than that required by the Percentage Leases.

The Management Agreements with the IH Manager. All but one of the Company’s Hotels are managed by the IH Manager pursuant to management agreements with the TRSs. The initial term of the management agreements is 10 years with two, five-year renewal terms. Certain material terms of the management agreements with the IH Manager are summarized below. The Company subsidiary that owns a Hotel subject to a management agreement with the IH Manager guarantees the obligations of the TRS-party to the management agreement. This summary is qualified in its entirety by reference to the form of management agreement filed with the SEC.

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

Fees. The IH Manager receives a base management fee of 3% of gross revenues, an accounting services fee of $550 per Hotel per month, and an incentive management fee of 50% of Hotel available cash flow. Hotel available cash flow is defined generally as Hotel gross revenue less Hotel operating expenses, (including franchise fees), base management fees, the accounting service fees, and percentage lease rent (paid by the TRSs to the Company). When the current term expires for a Percentage Lease for a Hotel, the Company expects that the replacement or renewal Percentage Lease will include a revised rent formula designed to produce a then-market rent for the Hotel. Thereafter, the annual rent included in the calculation of ‘Hotel available cash flow’ to determine the incentive management fee payable to the IH Manager for that Hotel will be the greater of (i) 7% of the un-depreciated cost of the Hotel, plus annual property taxes and insurance; or (ii) 30% of all room revenue up to the revised Revenue Break Point and 68% of all room revenue in excess of the Revenue Break Point, with the Revenue Break Point being a dollar amount calculated to allocate the expected operating profit of the Hotel (before deducting percentage lease rent and as further defined in the management agreements) for the first year of the replacement or renewal Percentage Lease (A) 95% to the Company (in the form of percentage lease rent) and (B) 5% to the TRS (in the form of net income). In the case of the eight Percentage Leases that have been renewed to date, the actual percentage lease rent payable under the revised, renewal term rent formulas will be used to determine the incentive management fees for the Hotels subject to those leases.

All of the Hotels managed by the IH Manager are “pooled” for purposes of calculating the incentive management fee during the initial 10-year term of the management agreements, so that the IH Manager will not receive any incentive management fees with respect to “pooled” Hotels until the Company has received from the TRSs at the time of payment all prior and current year base and percentage lease rent accrued to that date for all “pooled” Hotels. (See “– Properties—The Percentage Leases” above). In addition to base and incentive management fees, the IH Manager also received an accounting services fee of $550 in 2004 which will increase to $750 per month per Hotel in 2005.

Working capital. The TRSs must maintain sufficient working capital for each Hotel, and must otherwise provide funds to meet the cash needs for Hotel operations if at any time the funds available from Hotel operations are insufficient to meet the financial requirements of the Hotels.

Budgeting. The management agreements generally provide that once each year the IH Manager will prepare operational budgets and assist in preparing capital expenditure budgets for the next year, which are subject to the TRSs approval and, in the case of operational budgets, to certain dispute resolution mechanisms. Under the agreements, the TRSs are required to provide to the IH Manager all necessary furniture, fixtures and equipment for the operation of the Hotels (including funding any required furniture, fixtures and equipment replacements).

Defaults. The management agreements with the IH Manager provide for the right of a non-defaulting party to terminate an agreement upon an event of default as specified in the agreement. Events of default include bankruptcy and failure to comply with the terms of the agreement. In addition, the IH Manager would be in default if it ceased to qualify as an EIC with respect to the Hotel, was in default under one or more other ‘pooled agreements’ or fails to cure a default under the franchise agreement arising for any reason other than the Company’s failure to provide capital to improve the Hotel. The IH Manager would also be in default under all of the “pooled” management agreements if it is in default under any of the “pooled” management agreements. Upon a TRS default, the IH Manager would generally be entitled to terminate the agreement and receive an early termination fee equal to the fair market value of the management agreement as determined in accordance with the agreement, and certain severance costs. Upon an IH Manager default, the TRS would generally be entitled to terminate the agreement and/or sue for specific performance or damages. However, if the TRS terminates the agreement because the IH Manager ceases to qualify as an EIC due to changes in applicable law, the TRS’ sole remedy is termination of the agreement, and the IH Manager is entitled to a payment equal to the fair market value of the agreement less the fair market value of the management agreement the TRS enters into with another manager.

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

Sale of Hotel. The TRSs have the right to terminate a management agreement upon the sale of the Hotel by providing 60 days notice and, unless the transferee offers to retain the IH Manager on similar terms, payment of a termination fee equal to the fair market value of the management agreement as determined in accordance with the agreement. The IH Manager has agreed to suspend payment of any compensation otherwise payable to it upon a sale of a Hotel or loss of EIC status in certain circumstances. Only if at any time there is a ‘net IH credit’ outstanding for 365 consecutive days (or upon a change of control of the Company), must the TRSs pay the IH Manager the ‘net IH credit.’ A ‘net IH credit’ is defined generally as (A) ‘IH Manager credits’ less (B) ‘TRS credits.’ ‘IH Manager Credits’ is defined generally as the aggregate amount of (1) the early termination fees payable to the IH Manager upon sales of Hotels plus (2) any compensation payable to the IH Manager upon the TRSs’ termination of management agreements because the IH Manager ceases to qualify as an EIC less (3) any ‘net IH credit’ previously paid to the IH Manager. ‘TRS credits’ is generally defined as the aggregate fair market value of new management agreements entered into by the TRSs (or their affiliates) with the IH Manager (or its affiliates).

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

Item 3.	L egal Proceedings

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

In May 2000, the Company’s former Chief Operating Officer (who was a minority shareholder in the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher. The suit alleged that he was wrongfully terminated by the Company in breach of his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee. Under a 2003 settlement agreement, the Company (and the IH Lessee and Mr. Fisher) made various payments to plaintiff in cash and/or common shares of the Company and Mr. Fisher delivered to plaintiff a promissory note. The promissory note (1) bears interest at the prime rate subject to a minimum rate of 4.5% and a maximum rate of 9.0%, (2) is the joint and several liability of Mr. Fisher, the IH Manager and certain other Hotel management or leasing entities in which he may in the future have more than a 50% ownership interest, (3) will fully amortize over its term with monthly payments that began on February 1, 2005, (4) matures on December 31, 2015 and (5) is collateralized by management fees to be paid to the IH Manager by the Company. The IH Manager has directed the Company to cause the TRS to fund certain management fee payments owed to the IH Manager to an account controlled by the plaintiff, which will be used to service the note. The litigation was dismissed against the Company and the IH Lessees when it made the payments described above, and was dismissed against Mr. Fisher when he made the payments and delivered the promissory note described above.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders between October 1, 2004 and December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “KPA.” The following table sets forth for the periods indicated the high and low close sales prices for the common shares, as traded on such exchange.

	High	Low
2004
First quarter	$9.79	$8.77
Second quarter	10.34	7.65
Third quarter	12.44	10.19
Fourth quarter	14.27	12.10

2003
First quarter	$9.78	$5.95
Second quarter	8.05	6.50
Third quarter	8.98	7.09
Fourth quarter	9.79	8.28

On March 1, 2005, the last reported sale price of our Common shares as reported by the New York Stock Exchange was $13.38 per share. At March 1, 2005 the Company had approximately 300 holders of record of its common shares and approximately 10 holders of record of the Series C Preferred Shares. It is estimated that there were approximately 11,000 beneficial owners of the common shares and 3,500 beneficial owners of the Series C Preferred Shares.

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY’S DECLARATION OF TRUST LIMITS THE NUMBER OF COMMON SHARES THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.8% OF THE OUTSTANDING COMMON SHARES. (SEE “RISK FACTORS – OUR SHARE OWNERSHIP LIMITATION MAY PREVENT CERTAIN TRANSFERS OF OUR COMMON SHARES” BEGINNING ON PAGE R-1).

The following table sets forth information regarding the declaration and payment of distributions by the Company on its common shares, Series A Preferred Shares and Series C Preferred Shares for the years ending December 31, 2004 and 2003.

Quarter to which distribution relates	Record date	Payment date	Common share distribution amount	Series C Preferred Share distribution amount	Series A Preferred Share distribution amount
2004
First quarter	03/26/2004	04/27/2004	$0.03	$0.53900	$—
Second quarter	06/25/2004	07/27/2004	0.03	0.50000	—
Third quarter	09/24/2004	10/26/2004	0.06	0.50000	—
Fourth quarter	12/31/2004	01/25/2005	0.06	0.50000	—
2003
First quarter	03/28/2003	04/29/2003	$0.08	—	$0.53906
Second quarter	06/27/2003	07/29/2003	0.03	—	0.53906
Third quarter	09/26/2003	10/28/2003	0.03	—	0.53906
Fourth quarter	12/26/2003	01/20/2004	0.03	—	0.49114

Note 2 to the Company’s financial statements beginning on page F-1 delineates the portion of the distributions that represented ordinary income, return of capital, capital gain and unrecaptured Section 1250 gain.

On February 2005, the Company’s Board of Trustees declared a first quarter distribution of $0.06 per common share and common unit, $0.50 per Series C Preferred Share and $0.275 per Class B Preferred Unit to holders of record on March 25, 2005. The distribution is payable on April 26, 2005.

The Company had no sales of unregistered securities to report for 2004.

All outstanding Series A Preferred Shares were redeemed in January 2004 and the Company issued 5,800,000 Series C Preferred Shares in January 2004.

Item 6.	Selected Fin ancial Data

The following tables set forth selected financial and other data for the Company. The following data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company included herein.

The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm. Consolidated balance sheets as of December 31, 2004 and 2003 and related consolidated statements of income and of cash flows for each of the three years in the period ended December 31, 2004 and notes therein appear beginning on page F-1.

Selected Financial Data

(in thousands, except share and per share data)	For the years ended December 31,
	2004	2003	2002	2000	2001
Operating data (1):
Total revenue	$205,029	$83,829	$83,664	$100,107	$117,075
Income from continuing operations	13,471	4,968	6,176	23,839	40,966
Discontinued operations (2)	1,129	(13,129)	(7,933)	2,579	4,022
Gain (loss) on sale of Hotels	—	—	530	(250)	(214)
Net income (loss)	14,600	(8,161)	(1,227)	26,168	44,774
Diluted earnings (loss) per share from continuing operations	(0.06)	(0.13)	(0.11)	0.40	0.90
Diluted earnings (loss) per share	(0.03)	(0.49)	(0.31)	0.47	1.02

Other data:
Cash provided by operating activities	$61,427	$51,152	$53,844	$75,028	$92,559
Cash used by investing activities	(107,729)	(31,014)	(13,872)	(37,308)	(26,828)
Cash provided (used) by financing activities	59,553	(31,919)	(23,682)	(47,053)	(55,725)
Funds from operations (“FFO”)	31,418	15,893	$25,016	70,846	89,404
Diluted FFO per share	0.81	0.41	0.67	1.52	1.91
Dividends per common share	0.18	0.17	0.40	0.91	1.12
Dividends per preferred share	2.04	2.11	2.16	2.16	2.16

	December 31,
	2004	2003	2002	2001	2000
Balance sheet data:
Investment in Hotel properties	$943,012	$856,016	$863,818	$865,882	$837,472
Total assets	795,992	706,740	734,048	752,920	765,155
Debt	286,865	232,174	236,730	261,116	246,185
Minority interest in Partnership	51,088	51,689	52,458	54,249	58,304
Shareholders’ equity	428,892	403,858	428,160	426,003	440,544

Quarterly Results of Operations and Other Data

(unaudited, in thousands except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Operating data (1):
Total revenue	$40,755	$54,258	$59,497	$50,519	$205,029
Income from continuing operations	996	5,303	6,537	635	13,471
Net income	1,834	5,553	6,653	560	14,600

Diluted earnings (loss) per share from continuing operations	(0.16)	0.06	0.10	(0.06)	(0.06)
Diluted earnings (loss) per share	(0.14)	0.07	0.10	(0.06)	(0.03)
Other data:
Diluted FFO (3)	$2,020	$12,165	$13,572	$5,796	$31,418
Diluted FFO per share	0.05	0.29	0.32	0.15	0.81

2003
Operating data (1):
Total revenue	$15,571	$15,928	$20,386	$31,944	$83,829
Income (loss) from continuing operations	(3,015)	(2,903)	624	10,262	4,968
Net income (loss)	(2,554)	(2,107)	1,364	(4,864)	(8,161)
Diluted earnings (loss) per share from continuing operations	(0.15)	(0.14)	(0.05)	0.21	(0.13)
Diluted earnings (loss) per share	(0.14)	(0.12)	(0.03)	(0.20)	(0.49)
Other data:
Diluted FFO	$3,250	$3,765	$7,413	$1,465	$15,893
Diluted FFO per share	0.08	0.10	0.19	0.04	0.41

2002
Operating data (1):
Total revenue	$15,067	$15,401	$20,156	$33,040	$83,664
Income (loss) from continuing operations	(4,248)	(3,177)	2,056	11,545	6,176
Net income (loss)	(3,971)	(2,549)	1,884	3,409	(1,227)
Diluted earnings (loss) per share from continuing operations	(0.20)	(0.16)	(0.01)	0.24	(0.11)
Diluted earnings (loss) per share	(0.19)	(0.14)	(0.02)	0.02	(0.31)
Other data:
Diluted FFO	$3,134	$3,998	$7,878	$10,006	$25,016
Diluted FFO per share	0.09	0.11	0.21	0.26	0.67

(1)	The operating data for 2003 and 2002 reflect the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”) “Revenue Recognition in Financial Statements.” SAB 101 required the Company to effectively defer recognition of percentage lease revenue from the first and second quarters to the third or fourth quarters. SAB 101 had no impact on the Company’s distribution policy, cash flow or the annual recognition of percentage lease revenue. SAB 101 is not applicable in 2004 due to the TRS Transaction and Wyndham Lease Termination Transaction. In 2004 and the fourth quarter 2003, total revenue includes room revenue as a result of the TRS Transaction and the Wyndham Lease Termination Transaction. For the first quarter 2004, 2003 and 2002 total revenue includes percentage lease revenue. (see “—Business – General – Restructuring Transactions” above).

(2)	Discontinued operations includes five Hotels in 2004 and six Hotels in 2003, 2002, 2001, and 2000. The Company recognized an impairment charge of $626,000 relating to two of the five Hotels in 2004. The Company recognized an impairment charge of $15,243,000 relating to three of the six Hotels in 2003. The Company recognized an impairment charge of $10,213,000 relating two of the six Hotels in 2002.

(3)	The conversion of the Class B Preferred Units into Common shares is anti-dilutive and is not included in the calculation of diluted FFO per share for the first and fourth quarters of 2004. The Common Units and Class B Preferred Units have been converted into Common shares in the calculation of diluted FFO per share for the second and third quarters of 2004.

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful supplemental information to investors regarding the Company’s financial condition and results of operations. Many other real estate companies use FFO as a measure of their financial and operating performance, which provides another basis of comparison for management. FFO, as defined, adds back historical cost depreciation. Historical cost depreciation assumes the value of real estate assets diminishes predictably over a certain period of time. In fact, real estate asset values have historically increased or decreased with market conditions. Consequently, FFO may be a useful supplemental measure in evaluating financial and operating performance by disregarding or adding back historical cost depreciation in the calculation of FFO. Additionally, FFO per share targets have historically been used to determine a significant portion of the incentive compensation of the Company’s senior management.

NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains (losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in compliance with the NAREIT definition. FFO and FFO per share should not be considered as an alternative to net income, diluted net income per share, cash flow provided by operating activities, or any other financial and operating performance measure prescribed by GAAP. These measures should only be used in conjunction with GAAP measures.

The following presents the Company’s calculations of diluted FFO and diluted FFO per share for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 (in thousands, except share and per share data):

	2004	2003	2002	2001	2000
Net income (loss) applicable to common shareholders	$(1,138)	$(18,144)	$(11,210)	$16,185	$34,791
Depreciation	31,806	31,907	34,199	35,938	34,956
Depreciation included in discontinued operations	1,564	2,636	2,936	3,442	3242
(Gain) loss on sale of Hotels included in discontinued operations	(782)	57	—	—	—
Minority interest, common	(32)	(563)	(379)	615	1,525
(Gain) loss on sale of Hotels	—	—	(530)	250	214
Minority interest, preferred (1)	—	—	—	4,433	4,693
Preferred share dividends (1)	—	—	—	9,983	9,983

Diluted FFO (1)	$31,418	$15,893	$25,016	$70,846	$89,404

Denominator for diluted earnings per share (2)	37,576,641	37,357,033	35,954,229	34,461,134	34,251,885
Effect of Dilutive Securities:
Stock Options (2)	155,283	1,135	16,719	—	—
Restricted Shares (2)	149,150	104,574	118,003	—	—
Common Units	1,132,237	1,167,425	1,231,494	1,320,403	1,520,832
Class B Preferred Units (1)	—	—	—	3,899,170	4,063,329
Series A Preferred Shares (1)	—	—	—	6,857,493	6,857,493

Denominator for diluted FFO per share	39,013,311	38,630,167	37,320,445	46,538,200	46,693,539

Diluted FFO per share (1)	$0.81	$0.41	$0.67	$1.52	$1.91

(1)	The conversion of the Series A Preferred Shares and the Class B Preferred Units into common shares is anti-dilutive is not included in the calculation of dilutive FFO per share for 2004, 2003, and 2002.

(2)	The stock option and restricted shares are included in the denominator for diluted earnings per share for 2001 and 2000 because the effect of these securities is dilutive to net income per share. The stock option and restricted shares are not included in the denominator for diluted earnings per share for 2004, 2003 and 2002 because the effect of these securities is anti-dilutive to net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with Item 1 – Business and the consolidated financial statements and related notes of Innkeepers USA Trust beginning on page F-1. The notes contain essential information and the definitions of certain capitalized terms used herein.

The Company owned 69 Hotels with a aggregate of 8,684 rooms/suites through the Partnership in 21 states and Washington, D.C. at December 31, 2004.

The Company’s operating results are dependent on maintaining and improving the Hotel’s occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for the Hotels are presented in the following table. No assurance can be given that the trends reflected in the following table will continue or that occupancy, ADR and RevPAR will not decrease due to changes in national or local economic, hospitality or other industry conditions.

	Years ended December 31,		Percentage increase (decrease)
	2004	2003
Portfolio (1):
Occupancy	73.92%	70.96%	4.17%
ADR	$95.42	$92.24	3.45%
RevPAR	$70.54	$65.45	7.78%

By Price Segment
Upscale Extended-Stay (2):
Occupancy	77.21%	73.68%	4.79%
ADR	$97.25	$94.15	3.29%
RevPAR	$75.09	$69.37	8.25%
Upscale (3):
Occupancy	67.89%	73.06%	(7.08)%
ADR	$102.69	$96.24	6.70%
RevPAR	$69.72	$70.31	(0.84)%
Mid-Price (4):
Occupancy	62.89%	60.68%	3.64%
ADR	$85.94	$83.00	3.54%
RevPAR	$54.05	$50.37	7.31%

(1)	Includes 66 Hotels, excludes two Hotels closed for renovation and conversion and one Hotel acquired in December 2004.

(2)	Includes 51 Hotels.

(3)	Includes 2 Hotels, excludes one Hotel closed for renovation and conversion and one Hotel acquired in December 2004.

(4)	Includes 13 Hotels, excludes one Hotel closed for renovation and conversion.

Critical Accounting Policies

We discuss below accounting policies that the Company believes are critical to an investor’s understanding of its financial results and condition, and require management to make complex judgments and/or assessments of risks. Information regarding certain other accounting policies is included in the notes to the Company’s financial statements.

Long-Lived Assets. Hotels are depreciated over their estimated useful lives. Useful lives are based on management’s estimates of the period over which the assets will generate revenue.

The Company reviews its Hotels on an annual basis for “impairment” or whenever events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. The Company reviewed each of its Hotels at December 31, 2004 for impairment and, based on its estimate of each Hotel’s future undiscounted cash flows, determined that no impairment existed at any of its Hotels that were not held for sale. In determining each Hotel’s future undiscounted cash flows, we made many assumptions and estimates, including the following: (1) annual cash flow growth rates for revenues and expenses, (2) holdings periods of the Hotels, (3) expected remaining useful lives of the Hotels, and (4) fair value of the Hotel upon disposition, if appropriate. The Company in the fourth quarter 2003 recorded an impairment charge on two of the three Hotels that are held for sale at December 31, 2004 in the amount of $11.4 million and in the fourth quarter 2004 recorded an additional impairment charges on two of the three Hotels that are held for sale at December 31, 2004 in the amount of $626,000. The impairment charges on the three Hotels that are held for sale at December 31, 2004 was based on valuing the Hotels at the expected proceeds to be realized upon a sale less any closing costs. If the Company’s estimate of the future cash flows of the Hotels were to decrease in future periods, the Company may be required to recognize further impairment charges in such periods and the impairment charges may be significant.

Income Taxes. The TRSs have cumulative future income tax deductions of $3,549,000 at December 31, 2004 and the gross deferred tax asset associated with these future tax deductions was $1,267,000. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset. The TRSs considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the TRSs were to determine that it could realize all or a portion of the deferred tax asset in the future, the TRSs would record a reduction in the valuation allowance and recognize a deferred income tax benefit in the same amount.

Results of Operations

The following paragraphs discuss the results of operations for the Company.

Comparison of the Year Ended December 31, 2004 (“2004”) to the Year Ended December 31, 2003 (“2003”)

The Company had total revenues for 2004 of $205,029,000, consisting of $5,010,000 of percentage lease revenue from the lessees, $199,634,000 of Hotel operating revenue and $385,000 of other revenue compared to total revenue of $83,829,000 for 2003, consisting of $76,624,000 of percentage lease revenue from the Lessees, $6,839,000 of Hotel operating revenue and $366,000 of other revenue. The increase in Hotel operating revenue and decline in percentage lease revenue from 2003 to 2004 was due to the TRS Transaction and the Wyndham Lease Termination Transaction. (see “—Business – General – Restructuring Transactions” above).

Room revenue increased $15,500,000 resulting from a 7.78% RevPAR increase at 66 of our Hotels on a comparable basis (comparing a Hotels room revenue from 2003 to 2004) from 2003 to 2004. A majority of the room revenue in 2003 was used to calculate percentage lease revenue which was remitted to the Company from the Lessees. A majority of the room revenue in 2004 was recognized by the Company due to the TRS Transaction and the Wyndham Lease Termination Transaction. (see “—Business – General – Restructuring Transactions” above).

Included in the room revenue for 2004 and the 7.78% RevPAR increase at 66 of our Hotels on a comparable basis from 2003 to 2004 were two Hotels acquired in 2004. These two Hotels contributed $6,700,000 of room revenue recognized in 2004. The increase in room revenue resulting from the 7.78% RevPAR increase from 2003 to 2004 is $16,000,000 with the exclusion of these two Hotel properties acquired in 2004.

The Company acquired a Hotel in June 2004 which is closed for renovation and conversion and is not included in the 7.78% RevPAR increase at 66 of our Hotels on a comparable basis from 2003 to 2004. This Hotel contributed $600,000 in room revenue recognized in 2004 prior to closing. The Company acquired a Hotel in December 2004 which is not included in the 7.78% RevPAR increase at 66 of our Hotels on a comparable basis from 2003 to 2004. This Hotel contributed $35,000 in room revenue recognized in 2004. The Company acquired a Hotel in June 2003 which is closed for renovation and conversion and is not included in the 7.78% RevPAR increase at 66 of our Hotels on comparable basis from 2003 to 2004. Room revenue for this Hotel increased approximately $600,000 from 2003 to 2004.

The Company also sold two Hotels in 2004 which are not included in the 7.78% RevPAR increase at 66 of our Hotels on a comparable basis from 2003 to 2004, Room revenue decreased $2,400,000 from 2003 to 2004 from the sale of these two Hotels.

The net result from the 7.78% RevPAR increase at 66 of our Hotels and the acquisitions and disposition of Hotels in 2004 was an increase in room revenue of $21,500,000. A majority of the room revenue in 2003 was used to calculate percentage lease revenue which was remitted to the Company from the Lessees. A majority of the room revenue in 2004 was recognized by the Company due to the TRS Transaction and the Wyndham Lease Termination Transaction. (see –“Business – General – Restructuring Transaction” above).

The Company had Hotel operating expenses for 2004 of $116,857,000 compared to Hotel operating expenses in 2003 of $4,738,000. The increase in Hotel operating expenses from 2003 to 2004 was due to the TRS Transaction and the Wyndham Lease Termination Transaction. (see “—Business – General – Restructuring Transactions” above).

Hotel operating expenses increased $12,100,000 from 2003 to 2004 at 58 of our Hotels on a comparable basis. The increase was due to $5,400,000 in management fees to the IH Manager in 2004, expenses as a result of increased occupancy in 2004 and increased franchise and marketing fees as a result of increased room revenue in 2004. Excluded from this discussion are six Hotels which were leased and managed to by Wyndham in 2003 and the first quarter in 2004. (see “—Business – General – Restructuring Transactions” above).

Two Hotels acquired in 2004 incurred $4,500,000 in Hotel operating expenses. The Hotel acquired in June 2004 which is closed for renovation and conversion incurred Hotel operating expenses of $600,000. The Hotel acquired in December 2004 incurred $30,000 in Hotel operating expenses. The Hotel acquired in June 2003 which is closed for renovation and conversion Hotel operating expenses increased $540,000 from 2003 to 2004. The Hotels sold in 2004 had a decrease of $1,800,000 in Hotel operating expenses.

The net result of the increase in Hotel operating expenses at 58 of our Hotels and the acquisition and disposition of Hotels in 2004 was an increase in Hotel operating expenses of $16,000,000. A majority of the Hotel operating expenses incurred in 2003 were the responsibility of the Lessees and were not recognized by the Company. A majority of the Hotel operating expenses incurred in 2004 was recognized by the Company due to the TRS Transaction and Wyndham Lease Termination Transaction. (see “—Business – General – Restructuring Transactions” above).

The Company’s TRS incurred a net loss of $4,480,000 in 2004 compared to a net loss of $727,000 in 2003. The TRS loss in 2003 was for the month of December. The increase in net loss is due to the Company’s TRS acquiring 23 leasehold interests from the IH Lessee on December 1, 2003. The Company recognized percentage lease revenue remitted to the Company from the Lessees on the 23 Hotels prior to December 1, 2003 and recognized Hotel operating revenue and expenses on the 23 Hotels in 2004 and December 2003. The Company acquired the remaining leasehold interests on 43 Hotels from the Lessees in the first quarter of 2004 and recognized Hotel operating revenue and expenses on these Hotels after the leasehold acquisition and recognized percentage lease revenue remitted to the Company from the Lessees on 43 Hotels in 2003 and a portion of the first quarter 2004.

Depreciation, amortization of franchise fees, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $33,760,000 in the aggregate for 2004 compared to $34,480,000 for 2003. The decrease in Depreciation and Amortization was primarily due to restricted common shares granted to employees becoming fully vested in 2003 which resulted in the decrease of amortization of unearned compensation by $495,000 from 2003 to 2004.

Interest expense for 2004 was $18,553,000 compared to $17,422,000 for 2003. This increase was due primarily to the Company’s $135 million unsecured line of credit (the “Line of Credit”) having an outstanding balance of $59,574,000 at December 31, 2004, $27,000,000 at September 30, 2004 and $26,000,000 at June 30, 2004 resulting in increased interest expense. The Line of Credit had an outstanding balance of $0 for 2003.

Property taxes and insurance remained relatively constant in 2004 at $11,355,000 compared to $11,623,000 for 2003.

General and administrative expenses increased $252,000, to $5,413,000 in 2004 from $5,161,000 in 2003. This increase was due primarily to an increase in salaries and benefits and fees associated with complying with certain of Sarbanes-Oxley rules.

Other charges in 2004 decreased $349,000 to $875,000 compared to $1,224,000 in 2003. This decrease is primarily due to a decrease in TRS Transaction costs and advisory services of $1,560,000 offset partially by $392,000 in severance costs related to the departure of a former officer and $250,000 paid to the IH Manager for the transition of 17 hotel properties managed by Marriott to the IH Manager as a part of the Marriott Takeback Transaction.

Discontinued operations decreased $14,258,000 from a loss of $13,129,000 in 2003 to income of $1,129,000 in 2004. The decrease is due primarily to an impairment charge of $15,243,000 recognized in 2003 relating to three Hotels.

Preferred share dividends increased $5,755,000 to $15,738,000 from $9,983,000 primarily due to $4,249,000 in issuance costs that were recognized pertaining to the Series A preferred shares that were redeemed in January 2004.

Net loss applicable to common shareholders for 2004 was $1,138,000 or $0.03 per diluted share, compared with a net loss of $18,144,000 or $0.49 per diluted share for 2003. This change was due primarily to the factors discussed previously.

Comparison of the Year Ended December 31, 2003 (“2003”) to the Year Ended December 31, 2002 (“2002”)

The Company had total revenues for 2003 of $83,829,000 consisting of $76,624,000 of percentage lease revenue from the Lessees, $6,839,000 of Hotel operating revenue and $366,000 of other revenue, compared to $83,664,000 for 2002, consisting of $83,121,000 of percentage lease revenue from the Lessees and $543,000 of other revenue. The decline in percentage lease revenue was due to the TRS Transaction that commenced December 1, 2003 and a 6.17% decline in RevPAR at the Hotels due to continued sluggish economic conditions.

In June 2003, the Company acquired a Hotel located in Atlantic City, NJ and leased it to the TRS. On December 1, 2003, the Company acquired 23 Percentage Leases from the IH Lessee and entered into management agreements with the IH Manager to manage the Hotels. (see “—Business – General – Restructuring Transactions” above). The Company recognizes Hotel level operating revenues and expenses related to Hotels leased to TRSs and managed by the IH Manager. Room revenue was used to calculate percentage lease revenue which was remitted to the Company by the Lessees prior to December 1, 2003 and partially during December 2003.

Depreciation, amortization of franchise costs, amortization of loan origination fees, and amortization of unearned compensation (“Depreciation and Amortization”) were $34,480,000 in the aggregate for 2003 compared with $36,761,000 for 2002. The decrease in Depreciation and Amortization was primarily due to certain assets becoming fully-depreciated in 2003 and the elimination of depreciation on a Hotel that was sold in the third quarter of 2002, partially offset by the depreciation of renovations completed during 2003 and depreciation on the Saddle River, NJ Hotel which opened September 2002 and Atlantic City, NJ Hotel.

Interest expense for 2003 was $17,422,000 compared to $17,485,000 for 2002. This decrease was due primarily to principal reductions on the Company’s amortizing debt, the repayment of all borrowings outstanding on the Company’s Line of Credit in June 2002, and decreases in the interest rates on the Company’s variable rate debt.

Property taxes and insurance was $11,623,000 in 2003 compared with $11,527,000 for 2002. This increase was due primarily to an increase in property taxes on the Saddle River, NJ and Atlantic City, NJ Hotels of $181,000 and $77,000, respectively, and increases in various other Hotels’ property taxes partially offset by the receipt of refunds of prior year taxes paid and a reduction in the accrual for certain prior year taxes of $360,000.

General and administrative expenses increased $1,299,000, to $5,161,000 in 2003 from $3,862,000 in 2002. This increase was due primarily to an increase in franchise taxes paid to certain states of $219,000, an increase in trustee and officer insurance premiums of $279,000, increases in salaries and benefits related primarily to additional personnel of $371,000, increases in trustee fees and expenses related to meetings held in conjunction with the TRS Transaction of $66,000, costs incurred in complying with certain Sarbanes-Oxley rules of $98,000 and increases in legal expenses of $44,000.

Other charges decreased $2,343,000 to $1,124,000 in 2003 compared to $3,467,000 in 2002. This decrease is primarily due to an increase in advisory fees and transaction costs related to the TRS Transaction of approximately $1,644,000, which was offset by a reduction in legal fees and settlement costs related to the litigation with the Company’s former Chief Operating Officer of approximately $3,818,000.

Discontinued operations increased $5,196,000 from a loss of $7,933,000 in 2002 to a loss of $13,129,000 for 2003. The increase was due to an impairment charge of $10,213,000 recognized in 2002 on two Hotels and an impairment charge of $15,243,000 recognized in 2003 on three Hotels.

Net loss applicable to common shareholders for 2003 was $18,144,000, or $0.49 per diluted share, compared with net loss of $11,210,000, or $0.31 per diluted share, for 2002. This change was due primarily to the factors discussed previously.

Liquidity and Capital Resources

The Company’s principal source of liquidity is from Hotel operations which provide cash for debt service, distributions, capital expenditures at its Hotels, and working capital. The Company expects that its cash from Hotel operations during 2005 may not be adequate to meet all of its liquidity and capital expenditure needs during the year due to the requirement to pay dividends to shareholders to satisfy certain REIT minimum taxable income distribution requirements. The Company currently expects to fund any liquidity or capital expenditure shortfall and its external growth objectives primarily with the Company’s current cash on hand and by borrowing on its Line of Credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and restricted cash equivalents) at December 31, 2004 and 2003 were $33,618,000 and $17,172,000 respectively. Additionally, cash and cash equivalents included $10,781,000 and $7,586,000 at December 31, 2004 and 2003, respectively, that was held in escrow by lenders to pay for insurance, taxes, and capital expenditures for certain Hotels.

Net cash provided by operating activities increased from $51,152,000 in 2003, to $61,427,000 in 2004. The increase in net cash provided by operating activities was primarily the result of an increase in net income to $14,600,000 in 2004 from a net loss of $8,161,000 in 2003. The increase in net income was primarily due to a 7.78% RevPAR increase at our Hotels in 2004 from 2003 and a net loss in 2003 comprised of a non cash $15,243,000 impairment charge on Hotels classified as held for sale included in discontinued operations.

Net cash used in investing activities was $107,729,000 for 2004. This was comprised primarily of capital expenditures at certain Hotels for $25 million, the acquisitions of a Four Points by Sheraton Hotel located in Ft. Walton Beach, FL for $30,000,000, a Homewood Suites by Hilton Hotel located in San Antonio, TX for $21,000,000, a Hotel located in Louisville, KY for $6,400,000, a land site in Valencia, CA, for $3,700,000, and a Doubletree Guest Suites Hotel in Washington, D.C., for $23,000,000 which include closing costs and anticipated capital expenditures. These expenditures were offset by the sale of the Residence Inn Hotel in Eden Prairie MN for $4,000,000 and the sale of the Hampton Inn Hotel in Norcross, GA for $4,700,000.

Net cash used in investing activities was $31,014,000 for 2003. This was comprised primarily of renovations at certain Hotels for $26,999,000, the acquisition of a Hotel in Atlantic City, NJ for $8,600,000 and the acquisition of leases from the IH Lessee for $3,895,000, which were partially offset by the net proceeds from the sale of the Residence Inn located in Winston Salem, NC of $1,990,000 and withdrawals of $6,565,000 in cash from certain restricted cash accounts for renovations completed during the period.

Net cash used by financing activities was $59,553,000 for 2004, consisting primarily of distributions paid of $21,304,000 and the redemption of 4,630,000 8.625% Series A Preferred Shares (Series A preferred shares) for $115,722,000 offset by net proceeds from the issuance of 5,800,000 8.0% Series C cumulative preferred shares (Series C preferred shares) of $140,300,000 and net borrowings of $54,691,000.

Net cash used by financing activities was $31,919,000 for 2003, consisting primarily of distributions paid of $25,865,000; the redemption of 121,071 Common Shares for $1,055,000 in connection with the litigation settlement with the Company’s former Chief Operating Officer, loan origination fees and costs paid of $278,000; principal payments on amortizing debt of $4,556,000; and preferred share offering costs paid of $165,000.

Distributions/Dividends

The Company has paid regular distributions on its common shares and Common Units. The quarterly distribution for the first and second quarters of 2004 was $0.03 per common share or unit and for the third and fourth quarters of 2004 was $0.06 per common share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and each of the 2004 quarterly distributions was $0.275 per Class B Preferred Unit. The Company paid a $0.539 dividend on each Series C preferred share in the first quarter 2004 and a $0.50 dividend in the second, third, and fourth quarters of 2004. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

At December 31, 2003 the Company had outstanding an aggregate of 4,630,000 Series A Preferred Shares. Each Series A Preferred Share was convertible into 1.4811 common shares at any time. The Series A Preferred Shares were redeemable by the Company after May 18, 2003 for $25 per share and had no stated maturity or sinking fund requirements. Each Series A Preferred Share had a liquidation preference of $25 per share.

In January 2004, the Company completed an offering of 5,800,000 Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the $25 liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Each Series C Preferred Share is entitled to a quarterly dividend of $0.50. The net proceeds from the offering were approximately $140.3 million and the Company used approximately $115.7 million to redeem all of the Company’s outstanding Series A Preferred Shares and the balance for general corporate purposes.

Financing

In making future investments in Hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits consolidated indebtedness of the Company to 50% of the Company’s investment in Hotel properties, after giving effect to the Company’s use of proceeds from any indebtedness. The Company had bank-funding commitments available under the Line of Credit of approximately $65,000,000 at December 31, 2004. The actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. The interest rate on the Line of Credit ranges from LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The line of credit matures in July 2007. The Company was in compliance with the financial covenants contained in its line of credit and term loan agreements at December 31, 2004. The line of credit outstanding balance was $59,574,000 at December 31, 2004.

The following table summarizes certain information concerning the Company’s debt at December 31, 2004 and 2003:

	2004	2003
Investment in Hotel properties	$943,012,000	$856,016,000
Debt	286,865,000	232,174,000
Percentage of debt to investment in Hotel properties	30.4%	27.1%
Percentage of fixed rate debt to total debt	75.7%	95.7%
Weighted average interest rates on:
Fixed rate debt	7.75%	7.77%
Variable rate debt	3.70%	2.40%
Total debt	6.76%	7.54%
Number of Hotels properties:
Encumbered	39	39
Unencumbered	30	28

Future scheduled principal payments for the Company’s debt at December 31, 2004 are as follows (in thousands):

Year	Amount
2005	5,884
2006	6,399
2007	87,140
2008	6,006
Thereafter	181,436

$286,865

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

Capital Expenditures

The Percentage Leases with the TRSs generally require the Company to make available an amount equal to 4% or 5% of room revenues from the Hotels, per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels. Each of the Company’s term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to 5% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. (see “—Business – Narrative Description of Business – Internal Growth Strategy – Capital Improvements, Renovation and Refurbishment” above).

Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the Hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other Hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the Hotels. Management believes that for the foreseeable future the Company will continue to spend substantially more on capital expenditures than it is required to make available to the TRSs under the Percentage Leases or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include, for any given year, market and franchisor requirements, the point in the normal recurring upgrade cycle the Hotels are at in that year, and the revenue of the Hotels for that year. In 2005, management expects to spend approximately $17 million on capital expenditures. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to fund capital expenditures with available cash and borrowings under the Line of Credit.

Related Party Transactions

The Company has entered into a number of transactions and arrangements that involve conflicts of interest. (see “—Risk Factors – Conflicts of Interest and Related Party Transactions” beginning on page R-1 and Notes 10, 11, and 12 to the Company’s financial statements beginning on page F-1).

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

	Payments due by period (000’s)
Obligation	2005	2006	2007	Thereafter	Total
Debt	$5,884	$6,399	$87,140	$187,442	$286,865
Ground leases (1)	517	517	517	18,620	20,171
Construction contracts (2)	1,600	—	—	—	1,600
Franchise obligations (3)	—	—	—	—	—
Management agreement obligations (4)	—	—	—	—	—
Tax indemnifications (5)	—	—	—	—	—
Office lease (6)	—	—	—	—	—

	$8,001	$6,916	$87,657	$206,062	$308,636

(1)	The Company has two fifty-year term ground leases expiring August 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its Hotels. Minimum annual rent payable under these leases is approximately $517,000 in the aggregate, subject to increase based on increases in the consumer price index.

(2)	The Company has executed $1.6 million in purchase orders and other construction contracts for completion in 2005.

(3)	The TRSs have obligations under the franchise licenses for each its Hotels. The TRSs are required to pay the franchisors a variety of fees including franchise and marketing fees which are based on fixed percentages of room revenues. The TRSs are also required to pay Marriott the Conversion Fee and potential incentive fee. (See Notes 9 and 10 to the Company’s financial statements beginning on page F-1).

(4)	See “Properties – The Management Agreements with the IH Manager” above.

(5)	With respect to 13 of the Hotels, if the Company were to sell those Hotels in taxable transactions, the Company would become liable for certain tax liabilities incurred by Unit holders who exchanged interests in those Hotels for Units in the Partnership when the Company acquired the Hotels. The tax reimbursement liability with respect to a Hotel is generally limited to a period within 10 years of the Hotel’s acquisition date. However, we cannot predict whether, when or to what extent the Company may incur liability under these indemnifications.

(6)	See Note 11 to the Company’s financial statements beginning of page F-1.

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Historically, the Hotels’ operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow for a quarter is insufficient to fund all of the Hotel operating expenses and distributions for such quarter due to seasonal and other factors, the Company may fund quarterly Hotel operating expenses and distributions with available cash and borrowings under the Line of Credit.

Inflation

Operators of hotels, including the IH Manager, generally possess the ability to adjust room rates quickly. However, competitive pressures and other factors have limited and may in the future limit the ability of the IH Manager to raise room rates in response to inflation. There can be no assurance that recent modest inflation levels will not increase in future years or that the effects of inflation can be offset by raising Hotel room rates.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The final Statement is effective for any interim or annual period beginning after June 15, 2005, meaning that an entity would apply the final Statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. The Company is reviewing the statement and evaluating the impact, if any, of this statement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. At December 31, 2004, the Company had total outstanding indebtedness of $286,865,000. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 75.7% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 6.76% at December 31, 2004. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at December 31, 2004, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:
Fixed Rate	$5,884	$6,399	$27,566	$6,006	$169,602	$215,457 (1)	$217,291	(1)
Average Interest Rate	7.97%	7.97%	8.12%	7.93%	7.66%	7.75%	—
Variable Rate	—	—	59,574	—	$10,000	$69,574	$69,574
Average Interest Rate	—	—	3.82%	—	3.00%	3.70%	—

(1)	A mortgage has a balance outstanding at December 31, 2004 of $13 million with a stated interest rate of 10.35%. The fair value market interest rate for this mortgage is 7.0%. The adjustment to reflect a fair value market interest rate of 7.0% is an increase to the mortgage balance outstanding of $1.8 million.

The table incorporates only those exposures that existed as of December 31, 2004 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

The Company’s Line of Credit, has a an outstanding balance of $59,574,000 and matures in July 2007. All of our other debt matures in 2007 or thereafter.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

I. Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of December 31, 2004, are operating as designed, and will be effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

II. MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Innkeepers USA Trust (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

The Company has entered into an employment agreement with the Company’s, Chief Executive Officer, President and Chairman of the Board of Trustees, which expires in January 2006. The employment agreement provides for an annual base salary to Mr. Fisher of $350,000 for 2005, the same as in 2004. The employment agreement also provides for an annual cash performance bonus, subject to a $250,000 maximum, if the Company meets certain financial goals set by the Compensation Committee of the Company’s Board of Trustees. In addition, the employment agreement provides that the Compensation Committee may award Mr. Fisher an annual cash discretionary bonus of up to $175,000. In 2004, the Compensation Committee set a performance bonus goal of an annual funds from operations (“FFO”) per share target. In establishing the goal, the Compensation Committee retained discretion to consider unusual items that impacted FFO per share, whether positively or negatively. In 2005, the Compensation Committee determined that the 2004 performance goal had been met and Mr. Fisher received a $250,000 cash bonus. At that time, the Compensation Committee also awarded Mr. Fisher a discretionary cash bonus for 2004 of $125,000.

In 2004, the Board adopted an executive compensation plan governing the compensation of the other named executives, who currently are David Bulger, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, and Mark A. Murphy, the Company’s General Counsel and Secretary. The executive compensation plan, for each covered executive, sets an annual base salary of $220,000, which was unchanged for 2005. The executive compensation plan also provides for annual cash performance bonuses if the Company meets certain financial goals set by the Compensation Committee, subject to a maximum of $75,000, and permits the Compensation Committee to award an annual cash discretionary bonus of up to $75,000. In 2004, the Compensation Committee set as a performance bonus goal for Messrs. Bulger and Murphy the same annual FFO per share target applicable to Mr. Fisher. In 2005, Messrs. Bulger and Murphy each received a $75,000 cash bonus under these provisions. At that time, the Compensation Committee also awarded each of Messrs. Bulger and Murphy a discretionary cash bonus for 2004 of $25,000.

The Compensation Committee has not yet established annual cash bonus performance goals for 2005.

Mr. Fisher’s employment agreement and the executive compensation plan entitle the executives to customary fringe benefits, including vacation, life insurance, health insurance, as well as the right to participate in any other benefits or plans established for any management-level employees. The Company maintains a 401(k) plan, health insurance and other benefits generally available to all employees. The Company also maintains a deferred compensation plan that is available only to trustees and executive officers, under which a participant may defer up to 25% of their annual compensation, although the Compensation Committee may, in its discretion, approve a higher percentage. The Company makes no matching contributions to the 401(k) or deferred compensation plans, but does pay for their administrative cost. Persons deferring salary or cash bonuses under the deferred compensation plan will have the opportunity to direct the investment of such amounts among various funds to be made available by the trustee, and investment earnings or losses on such amount will accrue to the benefit or detriment of the executive’s deferred account. No cash amounts, or option gains, have been deferred under the deferred compensation plan. Persons deferring the vesting of restricted shares under the deferred compensation plan may elect, rather than to defer receipt of dividends paid on deferred shares, to receive from the Company a taxable payment equal to the dividends paid on such shares. Mr. Murphy has deferred the vesting of a total of 32,000 restricted shares under the deferred compensation plan, and has elected to receive dividend equivalent amounts.

The Company’s shareholder-approved share incentive plan permits the Compensation Committee to grant the executives share options, share appreciation rights (“SARs”), common shares, cash incentive awards and performance shares. In 2004, Mr. Fisher received 35,000 restricted shares, and Messrs. Bulger and Murphy each received a grant of 5,000 restricted shares, which vested in January 2005. No other awards were made under the Incentive Plan in 2004, and no awards have been made under the Incentive Plan in 2005 to date. The Company has not to date awarded SARs or cash incentive awards to its executives.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Incorporated herein by reference from “Proposal One – Election of Trustees” and “Executive Compensation – Executive Officers” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 4, 2005.

Item 11.	Executive Compensation

Incorporated herein by reference from “Executive Compensation” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 4, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from “Executive Compensation – Equity Compensation Plans” and “Ownership of the Company’s Common Shares” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 4, 2005.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 4, 2005.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from “Relationship with Independent Accountants – Audit Fees” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 4, 2005.

PART IV

Item 15.	Exhibits, Financial Statements, and Schedules

Financial Statements

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Exhibits

Exhibit Number	Description of Exhibits

3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003).

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference).

10.1(a)	Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.1(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 1, 1997 (previously filed as Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(c)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 23, 1997 (previously filed as Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(d)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of March 1, 1998 (previously filed as Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(e)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of January 20, 2004 (previously filed as Exhibit 10.1(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.3	Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.4	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.5	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997, and incorporated herein by reference).

10.6(a)	Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.6(a) to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.6(b)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of October 9, 1998 (previously filed as Exhibit 10.6(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6(c)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of November 13, 2000 (previously filed as Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6(d)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of December 31, 2003 (previously filed as Exhibit 10.6(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6(e)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of January 7, 2005 (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed January 10, 1995, and incorporated by reference herein).

10.6(f)	Severance Agreement between Innkeepers USA Trust and David Bulger, dated as of January 1, 2004 (previously filed as Exhibit 10.6(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6(g)	Severance Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of January 1, 2004 (previously filed as Exhibit 10.6(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.7	Form of Non-Compete Agreement between Innkeepers USA Trust and Jeffrey H. Fisher (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 12, 2003, and incorporated herein by reference).

10.8	Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn—West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.9	Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain Hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.10	Credit Agreement, dated as of July 24, 2004, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Wells Fargo Bank, N.A., Calyon New York Branch, Wachovia Bank, National Association, PNC Bank, National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 28, 2004, and incorporated herein by reference).

10.11	Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1—2.7 to the Company’s Form 8-K filed on November 22, 1996, and incorporated herein by reference).

10.12	Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.16	Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.17	Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.18	Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.19	Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.20	Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.21	Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.21 (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.22	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.23	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.24	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.25	Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.26	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.27	Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.28	Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.29	Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.30	Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.31	Master Lease Assignment Agreement, dated as of August 8, 2003, by and among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Innkeepers Hospitality, Inc., Innkeepers Hospitality Management, Inc., and various affiliates thereof (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein)).

10.32	Form of Hotel Management Agreement between KPA Leaseco, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.33	Form of Pooling and Cumulation Agreement by and among KPA Leaseco, Inc., KPA Leaseco II, Inc., KPA Leaseco III, Inc., KPA Leaseco IV, Inc., KPA Leaseco V, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.34	Omnibus Agreement for a 17-Hotel conversion, between Residence Inn by Marriott, Inc., TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.35	Lease Termination Agreement, dated as of February 27, 2004, among Summerfield KPA Lessee, L.P., Summerfield Hotel Leasing Company, L.P., Patriot American Hospitality Partnership, Innkeepers Summerfield General, L.P., Innkeepers Summerfield General II, L.P. and Innkeepers Sunrise Tinton Falls, L.P (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.36	Form of Summerfield Suites by Wyndham Franchise Agreement to be applicable to Summerfield Suites by Wyndham Hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA (previously filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.37	First Amendment to Summerfield Suites by Wyndham Franchise Agreements referenced in Exhibit 10.36 above (previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.38	Indemnification Agreement between Innkeepers USA Trust and David Bulger, dated October 12, 2004. *

10.39	Indemnification Agreement between Innkeepers USA Trust and Mark Murphy, dated October 12, 2004. *

10.40	Indemnification Agreement between Innkeepers USA Trust and Miles Berger, dated October 12, 2004. *

10.41	Indemnification Agreement between Innkeepers USA Trust and Thomas J. Crocker, dated October 12, 2004. *

10.42	Indemnification Agreement between Innkeepers USA Trust and Jack P. Deboer, dated October 12, 2004. *

10.43	Indemnification Agreement between Innkeepers USA Trust and Randall L. Churchey, dated October 12, 2004. *

10.44	Indemnification Agreement between Innkeepers USA Trust and C. Gerald Goldsmith, dated October 12, 2004. *

10.45	Indemnification Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated October 12, 2004. *

10.46	Indemnification Agreement between Innkeepers USA Trust and Rolf E. Ruhfus, dated October 12, 2004. *

10.47	Indemnification Agreement between Innkeepers USA Trust and Joel F. Zemans, dated October 12, 2004. *

10.48	Separation Agreement, dated as of February 3, 2005, between Innkeepers USA Trust and David Bulger (previously filed as Exhibit 10.1 to the Company’s current report of Form 8-K filed on February 3, 2005, and incorporated by reference herein).

10.49	Sales Agreement, dated as of January 12, 2005, between Innkeepers USA Limited Partnership and Brinson Patrick Securities Corporation. (previously filed as Exhibit 1.1 to the Company’s current report of Form 8-K filed on January 19, 2005, and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNKEEPERS USA TRUST

March 16, 2005	/s/ Jeffrey H. Fisher
Chief Executive Officer, President and Chairman of the Board of Trustees

March 16, 2005	/s/ David Bulger
Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey H. Fisher Jeffrey H. Fisher	Chief Executive Officer, President and Chairman of the Board, (Principal Executive Officer)	March 16, 2005

/s/ David Bulger David Bulger	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 16, 2005

/s/ Miles Berger Miles Berger	Trustee	March 16, 2005

/s/ Randall L. Churchey Randall L. Churchey	Trustee	March 16, 2005

/s/ Thomas J. Crocker Thomas J. Crocker	Trustee	March 16, 2005

/s/ Jack P. DeBoer Jack P. DeBoer	Trustee	March 16, 2005

/s/ C. Gerald Goldsmith C. Gerald Goldsmith	Trustee	March 16, 2005

/s/ Rolf E. Ruhfus Rolf E. Ruhfus	Trustee	March 16, 2005

/s/ Joel F. Zermans Joel F. Zemans	Trustee	March 16, 2005

I ndex to Financial Statements

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of

Innkeepers USA Trust

We have completed an integrated audit of Innkeepers USA Trust’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly in all material respects, the financial position of Innkeepers USA Trust and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida

March 16, 2005

Innkeepers USA Trust

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands, except share and per share data)

	2004	2003
ASSETS
Investment in Hotel properties:
Land and improvements	$127,392	$102,823
Buildings and improvements	687,754	654,848
Furniture and equipment	101,909	92,206
Renovations in process	2,794	3,160
Hotels held for sale	19,299	2,979
Hotels under development	3,864	—

	943,012	856,016
Accumulated depreciation	(207,853)	(189,156)

Net investment in Hotel properties	735,159	666,860
Cash and cash equivalents	22,837	9,586
Restricted cash and cash equivalents	10,781	7,586
Accounts receivable	4,577	8,091
Prepaid and other	2,539	1,794
Deferred and other	20,099	12,823

Total assets	$795,992	$706,740

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$286,865	$232,174
Accounts payable and accrued expenses	12,663	8,982
Payable to manager	209	811
Franchise conversion fee obligations	10,825	5,249
Distributions payable	5,450	3,977
Minority interest in Partnership	51,088	51,689

Total liabilities	367,100	302,882

Commitments and contingencies (note 10)

Shareholders’ equity
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares and 4,630,000 issued and outstanding at December 31, 2004 and 2003, respectively	145,000	115,750
Common shares, $0.01 par value, 100,000,000 shares authorized, 37,966,756 and 37,563,499 issued and outstanding at December 31, 2004 and 2003, respectively	380	376
Additional paid-in capital	396,631	393,349
Unearned compensation	(448)	(897)
Distributions in excess of earnings	(112,671)	(104,720)

Total shareholders’ equity	428,892	403,858

Total liabilities and shareholders’ equity	$795,992	$706,740

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

for the years ended December 31, 2004, 2003 and 2002

(in thousands, except share and per share data)

	2004	2003	2002
	(Note 14)	(Note 14)	(Note 14)
Revenue:
Hotel operating
Rooms	$192,260	$6,588	$—
Telephone	1,769	75	—
Other	5,605	176	—
Percentage lease	5,010	76,624	83,121
Other	385	366	543

Total revenue	205,029	83,829	83,664

Expenses:
Hotel operating
Rooms	43,253	1,729	—
Telephone	2,571	86	—
Other	3,056	68	—
General and administrative	18,509	792	—
Franchise and marketing fees	13,305	507	—
Amortization of deferred franchise conversion	1,047	34	—
Advertising and promotions	6,618	286	—
Utilities	9,290	426	—
Repairs and maintenance	10,771	382	—
Management fees	6,382	343	—
Amortization of deferred lease acquisition	512	32	—
Insurance	1,543	53	—
Corporate
Depreciation	31,806	31,907	34,199
Amortization of franchise fees	53	54	43
Ground rent	505	504	493
Interest	18,553	17,422	17,485
Amortization of loan origination fees	953	1,076	1,173
Property taxes and insurance	11,355	11,623	11,527
General and administrative (excluding amortization of unearned compensation)	5,413	5,161	3,862
Amortization of unearned compensation	948	1,443	1,346
Other charges	875	1,224	3,467

Total expenses	187,318	75,152	73,595

Income before minority interest	17,711	8,677	10,069
Minority interest, common	32	563	379
Minority interest, preferred	(4,272)	(4,272)	(4,272)

Income from continuing operations	13,471	4,968	6,176
Discontinued operations	1,129	(13,129)	(7,933)
Gain on sale of Hotel	—	—	530

Net income (loss)	14,600	(8,161)	(1,227)
Series A Preferred share issuance costs	(4,249)	—	—
Preferred share dividends	(11,489)	(9,983)	(9,983)

Net loss applicable to common shareholders	$(1,138)	$(18,144)	$(11,210)

Loss per share data:
Basic – continuing operations	$(0.06)	$(0.13)	$(0.11)

Basic	$(0.03)	$(0.49)	$(0.31)

Basic – weighted average shares	37,576,641	37,357,033	35,954,229

Diluted – continuing operations	$(0.06)	$(0.13)	$(0.11)

Diluted	$(0.03)	$(0.49)	$(0.31)

Diluted – weighted average shares	37,576,641	37,357,033	35,954,229

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Shareholders’ Equity

for the years ended December 31, 2004, 2003 and 2002

(in thousands, except share and per share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Unearned Compensation	Distributions in Excess of Earnings	Total Shareholders’ Equity
	Shares	Redemption Value	Shares	Par Value
Balance at December 31, 2001	4,630,000	$115,750	34,774,156	$348	$367,596	$(3,482)	$(54,209)	$426,003

Issuance of restricted shares	—	—	10,402	—	74	(74)	—	—
Issuance of common shares, net of $1,412 in costs	—	—	2,600,000	26	24,900	—	—	24,926
Amortization of unearned compensation	—	—	—	—	—	1,346	—	1,346
Write-off of shares vested under litigation settlement	—	—	—	—	—	1,174	—	1,174
Conversion of Common Units	—	—	99,355	1	689	—	—	690
Net loss	—	—	—	—	—	—	(1,227)	(1,227)
Distributions declared ($0.40 per common share)	—	—	—	—	—	—	(14,769)	(14,769)
Distributions declared ($2.16 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2002	4,630,000	115,750	37,483,913	375	393,259	(1,036)	(80,188)	428,160

Issuance of restricted shares	—	—	200,000	2	1,302	(1,304)	—	—
Share repurchase – Litigation settlement	—	—	(121,071)	(1)	(1,053)	—	—	(1,054)
Amortization of unearned compensation	—	—	—	—	—	1,443	—	1,443
Shelf registration statement costs	—	—	—	—	(25)	—	—	(25)
Preferred share offering costs	—	—			(140)	—	—	(140)
Conversion of Common Units			657		6			6

Net loss	—	—	—	—	—	—	(8,161)	(8,161)
Distributions declared ($0.17 per common share)	—	—	—	—	—	—	(6,388)	(6,388)
Distributions declared ($2.11 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2003	4,630,000	115,750	37,563,499	376	$393,349	$(897)	$(104,720)	$403,858

Issuance of restricted shares	—	—	58,437	1	498	(499)	—	—
Redemption of Series A preferred shares	(4,628,860)	(115,722)	—	—	—	—	—	(115,722)
Conversion of Series A preferred shares	(1,140)	(28)	1,140	—	—	—	—	(28)
Issuance of Series C preferred shares	5,800,000	145,000	—	—	—	—	—	145,000
Share repurchase – Litigation settlement	—	—	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	948	—	948
Minority Interest Allocation	—	—	—	—	(98)	—	—	(98)
Shelf registration statement costs	—	—	—	—	(12)	—	—	(12)
Exercise of employee share and trustee options	—	—	293,500	2	2,930	—	—	2,932
Series C Preferred share offering costs	—	—	—	—	(4,748)	—	—	(4,748)
Conversion of Common Units	—	—	50,180	1	463	—	—	464
Net income	—	—	—	—	—	—	14,600	14,600
Distributions declared ($0.18 per common share)	—	—	—	—	—	—	(6,813)	(6,813)
Distributions declared ($2.04 per preferred share)	—	—	—	—	—	—	(11,489)	(11,489)
Series A preferred share issuance costs	—	—	—	—	4,249	—	(4,249)	—

Balance at December 31, 2004	5,800,000	$145,000	37,966,756	$380	$396,631	$(448)	$(112,671)	$428,892

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust .

Consolidated Statements of Cash Flows

for the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$14,600	$(8,161)	$(1,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,895	37,195	39,712
Minority interests	4,240	3,709	3,893
Write-off of shares vested under litigation settlement	—	—	1,174
Loss on Hotels classified as held for sale included in discontinued operations	626	15,243	10,213
Loss (Gain) on sale of Hotels included in discontinued operations	(782)	57	—
Gain on sale of Hotel			(530)
Changes in operating assets and liabilities:
Accounts receivable	3,514	693	1,480
Prepaid and other	(745)	323	(445)
Accounts payable and accrued expenses	3,681	1,282	(426)
Payable to manager	(602)	811	—

Net cash provided by operating activities	61,427	51,152	53,844

Cash flows from investing activities:
Investment in Hotel properties	(110,194)	(35,664)	(31,070)
Deposit on acquisition of Hotels	(1,784)	—	—
Proceeds from sale of Hotels	8,727	1,990	12,280
Net withdrawals (deposits) into restricted cash and cash equivalents	(3,195)	6,565	4,987
Lease acquisitions	(1,336)	(3,895)	—
Payments of franchise fees	(272)	(10)	(69)
Repayment of advances	325	—	—

Net cash used by investing activities	(107,729)	(31,014)	(13,872)

Cash flows from financing activities:
Proceeds from debt issuance	85,574	—	4,000
Payments on debt	(30,883)	(4,556)	(28,386)
Payments on franchise conversion obligations	(140)	—	—
Distributions paid to unit holders	(4,442)	(4,624)	(4,584)
Distributions paid to shareholders	(16,862)	(21,241)	(19,102)
Redemption of shares or units	(115,722)	(1,055)	(236)
Proceeds (costs) from issuance of common and preferred shares	143,155	(165)	24,926
Loan origination fees and costs paid	(1,127)	(278)	(300)

Net cash provided (used) by financing activities	59,553	(31,919)	(23,682)

Net increase (decrease) in cash and cash equivalents	13,251	(11,781)	16,290
Cash and cash equivalents at beginning of year	9,586	21,367	5,077

Cash and cash equivalents at end of year	$22,837	$9,586	$21,367

Supplemental cash flow information:
Interest paid	$18,146	$17,454	$17,492

Supplemental disclosure of non-cash information – (See Note 1 for a description of the assumption of liabilities for non-cash consideration in connection with the Marriott Takeback Transaction).

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1. Organization

Innkeepers USA Trust (“Innkeepers” or the “Company”) is a self-administered real estate investment trust (“REIT”), which at December 31, 2004, owned 69 Hotels with an aggregate of 8,684 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”). The ownership of the Partnership was as follows at December 31, 2004 and 2003:

	Common Units	%	Class A Preferred Units	%	Class B Preferred Units	%
2004
Innkeepers	37,966,756	97.14%	5,800,000	100.00%	—	—
Third parties (1)	1,117,056	2.86%	—	—	3,884,469	100.00%

Total	39,083,812	100.00%	5,800,800	100.00%	3,884,469	100.00%

2003
Innkeepers	37,563,499	96.99%	4,630,000	100.00%	—	—
Third parties (1)	1,167,236	3.01%	—	—	3,884,469	100.00%

Total	38,730,735	100.00%	4,630,000	100.00%	3,884,469	100.00%

(1)	Includes certain members of the Company’s management and Board of Trustees.

The Hotels are comprised of 44 Residence Inn Hotels, five Summerfield Suites by Wyndham Hotels, one Homewood Suites by Hilton Hotel, one Sunrise Suites Hotel, one Doubletree Guest Suites Hotel, one Four Points by Sheraton Hotel, one Courtyard Hotel, 11 Hampton Inn Hotels, one TownePlace Suites Hotel, one Holiday Inn Express Hotel, and two Hotels closed for renovation and conversion to a Courtyard and Hampton Inn, respectively. The Hotels are located in 21 states and Washington, D.C., with 10 Hotels located in California, six in Florida, five each in Texas, New Jersey, Washington, and Michigan, and four in Illinois.

Restructuring Transactions

From January 1, 2003 through November 30, 2003, 60 of the Hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage lease rent based on the room revenues of the Hotel. The IH Lessee operated 44 of the Hotels for that entire 11-month period. Affiliates of Marriott International, Inc. (“Marriott”) operated 17 of the Hotels for part of 2003, under management agreements with the IH Lessee. At various times during April 2003 to July 2003, the IH Lessee terminated the Marriott management agreements for those 17 Hotels and began managing those Hotels directly. (see “—Management Conversion of Marriott-Managed Hotels” below). A Hotel acquired in June 2003 was leased by the Company to a wholly-owned taxable REIT subsidiary (“TRS”) of the Company, and the TRS engaged an affiliate of the IH Lessee (the “IH Manager”) to manage the Hotel. As of December 1, 2003, wholly-owned TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 of the Hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 Hotels. The IH Lessee continued to lease and manage 37 Hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, wholly-owned TRSs acquired the Percentage Leases on the remaining 37 Hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those Hotels as those Percentage Leases were acquired. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. (see “—TRS Transaction” below).

During 2003, six of the Company’s Hotels were leased to affiliates of Wyndham International, Inc. (the “Wyndham” and “Summerfield Lessee”), and affiliates of the Summerfield Lessee operated those Hotels. The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” Between March 1, 2004 and April 1, 2004, the Company (i) terminated the Percentage Leases (and related agreements) with the Summerfield Lessee (ii) entered into new Percentage Leases with wholly owned TRSs on economic terms substantially similar to those in the terminated Percentage Leases, (iii) caused the TRSs to enter into management agreements with the IH Manager (with terms similar to the management agreements entered into with the IH Manager in connection with the TRS Transaction) and (iv) caused the TRSs to enter into franchise agreements with an affiliate of Wyndham with respect to the five Hotels operating under the Summerfield Suites by Wyndham brand. No consideration was paid to the Summerfield Lessee or its affiliates in connection with the termination of the Summerfield Lessee’s Percentage Leases. This transaction is referred to as the “Wyndham Lease Termination Transaction.”.

All but one of the Company’s Hotels are managed by the IH Manager under management agreements with the TRSs at December 31, 2004. The TRSs are responsible for paying all Hotel operating expenses, including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (see “—Management Conversion of Marriott-Managed Hotels” below), utility costs, and general repairs and maintenance. The TRSs are also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as property taxes and insurance, ground rent, and capital expenditures. As a result of the restructuring described above, Hotel-level revenue is reflected in the Company’s financial statements as “Hotel operating revenue” and Hotel-level expense is reflected as “Hotel operating expense.” The Company had Hotels operating under the previous structure during most of 2003 and partially in 2004, the accompanying statements of operations for 2004 and 2003 still reflect percentage lease revenue.

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, owned the IH Lessee and owns the IH Manager. Rolf E. Ruhfus, a Trustee of the Company, is also a director of Wyndham.

TRS Transaction. The Company completed the TRS Transaction between December 1, 2003 and March 1, 2004, and completed the Wyndham Lease Termination Transaction between March 1, 2004 and April 1, 2004. The Company’s TRSs will pay corporate level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRSs must hire, to manage the Hotels, an ‘eligible independent contractor’ (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. Our TRSs have engaged the IH Manager to manage our Hotels. To qualify as an EIC, the IH Manager (or its affiliates) had to establish (among other things) that it was in the trade or business of managing hotels for parties other than the Company. Based on the advice of tax counsel, the Company believes that the IH Manager qualifies as an EIC with respect to those Hotels that it manages for its TRSs.

In connection with the TRS Transaction, the Company formed TRSs, acquired the leasehold interests from the IH Lessee for a total of $5.25 million in cash, and engaged the IH Manager to manage the Hotels under long-term management agreements. The primary terms of the management agreements are (i) base management fee of 3% of gross revenues; (ii) accounting services fee of $550 per Hotel per month and; (iii) incentive management fee of 50% of Hotel available cash flow. Hotel available cash flow is defined generally as Hotel gross revenue less Hotel operating expenses (including franchise fees), base management fees, the accounting services fee and percentage lease rent (paid by the TRSs to the Company). During the initial 10-year term of the management agreements, the IH Manager will not receive any incentive management fees until the Company has received from the TRSs at the time of payment all prior and current year base and percentage lease rent accrued to that date. The management agreements have an initial term of 10 years with two five-year extensions.

In connection with the TRS Transaction, the Company assumed the franchise conversion fee obligations of the IH Lessee under the Marriott Takeback Transaction ( see below). These franchise conversion fee obligations are recorded as a liability (“franchise conversion fee obligations”) at their estimated fair value on the date of acquisition. The estimated fair value of the franchise conversion fee obligations was calculated as the present value of (1) the additional 1.5% franchise fee payable to Marriott for the first ten years of the new franchise agreements for the 17 affected Hotels and (2) the annual $850,000 Conversion Fee payable to Marriott for the first ten years of the new franchise agreements for the 17 affected Hotels. The franchise conversion fee obligations liability was $10,825 at December 31, 2004. The Company also recognized a “deferred franchise conversion fees” asset in the same amount as the liabilities described above. The net deferred franchise conversion fee asset was $9,864 at December 31, 2004.

Management Conversion of Marriott-Managed Hotels. Between April 2003 and August 2003, the Company, the IH Lessee, Marriott and various affiliates thereof completed a transaction under which the IH Lessee (1) converted the agreements under which 17 of our Hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) became the manager of the Hotels. The TRSs assumed the IH Lessee’s obligations under the agreements executed in connection with this transaction. Under those agreements, the TRSs will pay Marriott (1) a franchise fee of 6.5% of room revenues for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). In addition, a portion of the Conversion Fee will be waived for a year if the converted Hotels’ room revenues decline below certain levels and certain other conditions are met. The Conversion Fee was subject to an aggregate credit of $750,000 from Marriott; we applied $375,000 of the credit to the $850,000 Conversion Fee due for 2004 which will be paid in 2005. Other than the fees discussed above, the fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. This transaction is referred to as the “Marriott Takeback Transaction.”

2. Summary of Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Innkeepers, the Partnership and the TRSs after elimination of all inter-company accounts and transactions.

Investment in Hotel properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (5 years for furniture and equipment, 15 years for land improvements and 5 to 40 years for buildings and improvements). Costs directly related to the acquisition and development of Hotels are capitalized. Property taxes and insurance, and interest incurred during the development period are also capitalized.

Upon sale or disposition of an asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

The Company periodically reviews the carrying value of each Hotel property to determine if circumstances that indicate impairment in the carrying value of the investment exist or that depreciation periods should be modified. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the Hotel for a period of time determined by the Company. The Company compares this cash flow to the investment in the Hotel to determine if the investment is recoverable over such period. If impairment is indicated, the carrying value of the Hotel property is reduced to its estimated fair value based on the Company’s best estimate of the Hotel’s discounted future cash flows.

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

Restricted cash and cash equivalents include amounts the Company is required to be held in escrow by certain lenders for the payment of property taxes and insurance and additional capital expenditures.

Accounts receivable. Credit evaluations are performed and an allowance for doubtful accounts is provided for accounts receivable that are estimated to be uncollectible. The allowance for doubtful accounts is $58,000 at December 31, 2004.

Prepaid and other. Prepaid and other consist primarily of prepaid insurance.

Deferred and other. Deferred and other are recorded at cost and consist of the following at December 31, 2004 and 2003:

	2004	2003
Loan origination fees	$5,384	$5,768
Franchise conversion	10,945	5,249
Lease acquisition costs	5,231	3,895
Advances to IH Lessee	535	860
Franchise fees	1,044	839
Deposit on acquisition of Hotels	1,784	—
Other	80	79

	25,003	16,690
Accumulated amortization	(4,904)	(3,867)

	$20,099	$12,823

Loan origination fees are amortized using the interest method over the original terms of the related indebtedness, which are three to 12 years. The franchise conversion and the lease acquisition costs are amortized over the life of the related management agreements which is 10 years using the straight-line method. Amortization of franchise fees is computed using the straight-line method over the original lives of the franchise agreements, which range from approximately seven to 20 years.

Minority interest. Minority interest represents the common unit holders’ proportionate share in the capital of the Partnership and the Class B Preferred Unit holders’ liquidation preference in the Partnership. Income is allocated to the preferred unit holders based on their priority in the earnings of the Partnership (which is equal to the distribution preference of the preferred unit holders as described in Note 5); and, income or loss is allocated to the common unit holders based on their weighted average percentage ownership in the Partnership.

Revenue recognition. At December 31, 2004, all 69 of the Hotels were leased by the Company to the TRSs under percentage lease agreements that provide for the payment of percentage lease Rent based on room revenues. Percentage lease rent paid by the TRS to Innkeepers USA is eliminated in consolidation.

Hotel operating revenue is recognized as earned.

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

If the Company had recognized compensation cost for options granted to employees and trustees based on the “fair value” method, the Company would have recognized compensation cost of less than $90,000 for each of the years ended December 31, 2004, 2003 and 2002. This would have reduced diluted net income (loss) available to common shareholders per share by less than $0.01 in each of these years. The fair value of each share option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) common dividend yield of 2.6%, (2) expected volatility in the Company’s common share price of 22%, (3) a risk-free interest rate of 3.5% to 4.1% and (4) an expected option life of four years.

Distributions. The Company intends to pay distributions which, at a minimum, will be sufficient for the Company to maintain its REIT status.

Income taxes. The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code. Earnings and profits, which determine the taxability of distributions to the Company’s shareholders, will differ from net income (loss) reported for financial reporting purposes primarily due to the differences in the estimated useful lives and methods used to compute depreciation for federal income tax purposes, loss on Hotels classified as held for sale included in discontinued operations and loss (gain) on the sale of Hotels.

The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Common shares
Ordinary income	$0.1800	$0.0312	$0.3860
Return of capital	—	0.1388	0.0140
Capital gain	—	—	—
Unrecaptured Section 1250 gain	—	—	—

Total distribution	$0.1800	$0.1700	$0.4000

Preferred shares
Ordinary income	$2.03900	$2.10832	$2.08064
Return of capital	—	—	0.07560
Capital gain	—	—	—
Unrecaptured Section 1250 gain	—	—	—

Total distribution	$2.03900	$2.10832	$2.15624

The Company and the TRSs are subject to federal and state income taxes. The TRSs account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. These differences are primarily related to the amortization of deferred franchise conversion recognized for financial statements purposes and the associated cash payments recognized for income tax purposes. The TRSs have cumulative future income tax deductions of $3,549,000 (related primarily to accumulated net operating losses) at December 31, 2004 and the gross deferred tax asset associated with these future tax deductions was $1,267,000. The net operating losses expire commencing in the year 2018. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the fair value of financial instruments, accounts receivable, allowance for doubtful accounts and the fair value of Hotels that are held for sale or impaired.

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses payable to manager, and distributions payable approximate fair value due to the short maturity of these instruments.

The recorded amount of debt after a fair value market adjustment approximates the fair value of debt and is estimated based on current interest rates believed to be available to the Company for similar debt. The recorded amount of debt has been increased by a fair value market adjustment of $1.8 million at December 31, 2004 relating to a mortgage note with a stated interest rate of 10.35% and a fair value market interest rate of 7.0%.

Reclassifications. Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified in order to conform to the 2004 presentation with no effect on previously reported shareholders’ equity or net income (loss).

3. 2005 Events.

In January 2005, the Company acquired an existing 83-room Hampton Inn in Columbia, Maryland for $10 million, including closing costs and anticipated capital expenditures.

In January 2005, the Company acquired an existing 190-room Hotel in Montvale, N.J., for $23 million, including closing costs and anticipated capital expenditures. The Company closed the Hotel to begin a $5.0 renovation to convert the Hotel to a Courtyard which is expected to reopen in 2006.

In February 2005, the Company sold a 112-room Residence Inn Hotel in Portland, OR for $8.5 million and a 120-room Residence Inn Hotel in Vancouver, WA for $6.4 million.

In February 2005, the Company announced that David Bulger will retire as executive vice president, chief financial officer and treasurer of Innkeepers USA Trust. Mr. Bulger will remain with the Company through the 2004 year-end reporting period.

In February 2005, the Company priced a public offering of 4.4 million common shares at $13.71 per share. The net proceeds of the offering, after underwriting discounts and commissions and estimated offering expenses, was $59.7 million. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its unsecured line of credit.

4. Acquisitions and Sales of Hotels

In July 2002, the Company sold a 109-suite Summerfield suites by Wyndham Hotel in West Hollywood, CA for $12.8 million and recognized a gain on the sale of $530,000.

In September 2002, the Company developed and opened a 174-room Residence Inn by Marriott Hotel located in Saddle River, NJ for $23 million. The Company leased the Hotel to the TRS and contracted with the IH Manager to manage the hotel.

In June 2003, the Company acquired an existing 203-room Hotel located in Atlantic City, NJ for $8.6 million. The Company closed the Hotel in October 2004 to begin a $8.0 million renovation to convert the Hotel to a Courtyard which is expected to reopen in 2005. The Company leased the hotel to the TRS and contracted with the IH Manager to manage the hotel.

In September 2003, the Company sold an 88-suite Residence Inn Hotel located in Winston-Salem, NC for $2.1 million and a recognized loss on the sale of $57,000.

In January 2004, the Company sold a 126-suite Residence Inn in Eden Prairie, MN for $4.0 million and recognized a gain on the sale of $1,029,000 million.

In May 2004, the Company acquired an existing 216-room Four Points by Sheraton Hotel located in Ft. Walton Beach, FL for $30.0 million. The Company leased the Hotel to the TRS and has a contract with Dimension Development Company, Inc. (“Dimension”) to manage the Hotel. In consideration for helping the Company acquire the Hotel and for managing certain capital projects, including projects mandated by the franchisor, Dimension will also receive a project management fee of $125,000 plus a carried interest in the ownership of the Hotel. Dimension’s carried interest entitles it to cash distributions equal to 20% of the net (a)

operating cash flow after the Company receives a cumulative return of 9.1% on its invested capital and (b) capital proceeds after the Company has received its cumulative preferred return and a reimbursement of its invested capital.

In May 2004, the Company acquired an existing 146-suite Homewood Suites by Hilton Hotel located in San Antonio, TX for $21.0 million from an affiliate of Dimension. The Company leased the Hotel to the TRS and contracted with the IH Manager to manage the property.

In June 2004, the Company acquired an existing 182-room Hotel located in Louisville, KY for $6.4 million. The Company closed the Hotel in October 2004 to begin a $5.0 million renovation to convert the Hotel to a Hampton Inn which is expected to reopen in 2005. The Company will lease the Hotel to the TRS and anticipates contracting with the IH Manager to manage the property.

In July 2004, the Company sold a 150 room Hampton Inn Hotel in Norcross, GA for $4.7 million and recognized a loss on the sale of $247,000.

In September 2004, the Company acquired a land site in Valencia, CA, for $3.7 million to develop a 157-suite Embassy Suites Hotel for $21.0 million. The Company will lease the land site to the TRS and anticipates contracting with the IH Manager to manage the property.

In December 2004, the Company acquired an existing 105-suite Doubletree Guest Suites Hotel in Washington, D.C., for $23 million, including closing costs and anticipated capital expenditures. The Company leased the Hotel to a TRS and contracted with the IH Manager to manage the Hotel.

5. Debt

Debt is comprised of the following at December 31, 2004 and 2003:

	Interest Rate		Monthly Payment				Principal Balance
	2004	2003	Amount	Beginning		Maturity	2004	2003
							(000s)	(000s)
Variable rate debt
Line of Credit (5)	3.82%	—%	(1)	(1)		07/2007	$59,574	$—
Industrial development bonds (3) (5)	3.00	2.40	(1)	(1)		12/2014	10,000	10,000

Fixed rate debt
Mortgage note (4)	10.35	10.35	141,000	11/1996	(2)	06/2010	14,903	15,532
First Term Loan	8.17	8.17	256,000	10/1997	(2)	10/2007	24,269	25,282
Second Term Loan	8.15	8.15	355,000	04/1999	(2)	03/2009	36,233	37,439
Third Term Loan	7.02	7.02	292,000	04/2000	(2)	04/2010	36,286	37,172
Fourth Term Loan	7.16	7.16	437,000	10/2002	(2)	10/2009	55,600	56,749
Fifth Term Loan	7.75	7.75	378,000	02/2005	(2)	01/2011	50,000	50,000

							$286,865	$232,174

(1)	Interest only payments are due monthly.

(2)	Interest only is due monthly until principal amortization begins at the date indicated.

(3)	Includes an annual letter of credit fee of 1.25%.

(4)	Includes a fair value market adjustment of $1,834,000 to derive a fair market value interest rate of 7.0%.

(5)	Interest rate is at December 31, 2004

The industrial development bonds bear interest at a variable rate that is based upon the 30-day yield of a group of tax-exempt securities selected by an independent third party. The industrial development bonds are collateralized by letters of credit.

In July 2004 the Company entered into a new $135,000,000 Line of Credit. The interest rate on the Line of Credit ranges from LIBOR plus 122.5 to 225 basis points depending on certain financial ratios. The Line of Credit matures in July 2007. The Company’s line of credit outstanding balance was $59,574,000 at December 31, 2004, The actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement.

Four of the Company’s five term loan agreements contain a debt service coverage ratio requirement ranging from 1.30 to 1.50 times. The Company was in compliance with the financial covenants contained in its Line of Credit and term loan agreements at December 31, 2004.

At December 31, 2004, 39 of the Company’s Hotel properties (with a net book value of $426,221,000) collateralized the Company’s fixed rate debt and 30 of the Company’s Hotel properties were unencumbered. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized interest of $0, $0, and $767,000, respectively, in connection with Hotels under development.

Future scheduled principal payments for the Company’s debt at December 31, 2004 are as follows (in thousands):

Year	Amount
2005	$5,884
2006	6,399
2007	87,140
2008	6,006
Thereafter	181,436

$286,865

The Company’s Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company’s investment in Hotel properties, after giving effect to the Company’s use of proceeds from any indebtedness. The Company’s consolidated indebtedness was approximately 30.4% of its investment in Hotel properties at December 31, 2004.

6. Capital Shares and Partnership Interests

The Company’s Board of Trustees is authorized to issue 100 million common shares and 20 million preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

In the second quarter 2002, Innkeepers completed the sale of 2,600,000 common shares in an underwritten public offering. The gross and net proceeds of the offering were $26,338,000 and $24,926,000, respectively. Innkeepers contributed the net proceeds to the Partnership in exchange for 2,600,000 common units of limited partnership interest in the Partnership (“Common Units”) and the Partnership used the net proceeds of the offering to repay borrowings outstanding under the Line of Credit.

The Company had 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the “Series A Preferred Shares”) outstanding at December 31, 2003. The Partnership issued to Innkeepers the same number of Class A preferred units of limited partnership interest (“Class A Preferred Units”). The Series A Preferred Shares were convertible into 1.4811 common shares at any time and, therefore, the Company had reserved 6,857,493 common shares for issuance upon conversion. The Series A Preferred Shares were redeemable by the Company after May 18, 2003 at the liquidation preference of $25 per share and had no stated maturity or sinking fund requirements. The Series A Preferred Shares were entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share was convertible.

In January 2004, the Company completed an offering of 5,800,000 8.0% Series C cumulative preferred shares (“Series C Preferred Shares”). The Series C Preferred Shares may be redeemed at the $25 per share liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. The net proceeds from the offering were $140.3 million. The Company used $115.7 million to redeem all of the Company’s outstanding Series A Preferred Shares and the balance was used for general corporate purposes. In connection with the redemption of the Series A Preferred Shares, the Company expensed (as additional preferred share dividends) the offering costs of $4,249,000 related to the initial issuance of the Series A Preferred Shares.

Limited partners (other than Innkeepers) who hold Common Units have redemption rights (“Redemption Rights”) which enable them to cause the Partnership to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at Innkeepers’ option, one common share. All of the Redemption Rights are currently effective. The Partnership has issued to Innkeepers Common Units equal to the number of Innkeepers’ common shares outstanding. The Partnership will issue additional Common Units to Innkeepers for any additional common shares it issues, in exchange for Innkeepers’ contribution to the Partnership of the net proceeds from the common share issuance.

Additionally, limited partners who hold class B preferred units of limited partnership interest in the Partnership (“Class B Preferred Units” and collectively with the Common Units, “Units”) have Redemption Rights which enable them to cause the Partnership to redeem each of their Class B Preferred Units for cash at the then-current fair market value of a common share or, at Innkeepers’ option, one common share. The Class B Preferred Units have a liquidation preference of $11.00 per unit, may be converted into Common Units at any time on a one-for-one basis and will be converted into Common Units on November 1, 2006 unless previously converted or redeemed. Quarterly preferred distributions are payable on each Class B Preferred Unit, and are based on the dividends payable on the common shares (the minimum Class B Preferred Unit annual distribution is $1.10 and the maximum is $1.155). The current quarterly distribution rate is $0.275 for each Class B Preferred Unit ($1.10 on an annualized basis). The Class B Preferred Units distributions are reflected in the accompanying statement of operations as “minority interest, preferred.”

In 2004 and 2003, the Company issued 50,180 and 657 common shares in redemption of the same number of Common Units, respectively. The Company did not redeem for cash any Common Units in 2004 and 2003.

The following table summarizes the dividends or distributions declared on each Series A and C Preferred Share, Class B Preferred Unit and common share and Common Unit for the years ended December 31, 2004, 2003 and 2002:

	2004			2003			2002
	Series C Preferred Share	Class B Preferred Unit	Common share And Unit	Series A Preferred Share	Class B Preferred Unit	Common share and Unit	Series A Preferred Share	Class B Preferred Unit	Common share and Unit
First quarter	$0.53900	$0.27500	$0.03	$0.53906	$0.27500	$0.08	$0.53906	$0.27500	$0.08
Second quarter	0.50000	0.27500	0.03	0.53906	0.27500	0.03	0.53906	0.27500	0.08
Third quarter	0.50000	0.27500	0.06	0.53906	0.27500	0.03	0.53906	0.27500	0.08
Fourth quarter	0.50000	0.27500	0.06	0.49114	0.27500	0.03	0.53906	0.27500	0.08
Fourth quarter special	—	—	—	—	—	—	—	—	0.08

	$2.039	$1.10000	$0.18	$2.10832	$1.10000	$0.17	$2.15624	$1.10000	$0.40

The timing and amount of any future dividends will be determined by the Company’s Board of Trustees based on factors it deems relevant.

7. Percentage Lease Revenue

Each Percentage Lease provides for the payment of percentage lease rent each year based on the annual room revenues of the Hotel, subject to a minimum base lease rent. The table below sets forth the percentage lease rent and base lease rent earned by the Company from the TRSs or IH Lessee for the years ended December 31, 2004, 2003 and 2002 (in thousands).

	2004	2003	2002
Base Lease Rent	$3,615	$65,160	$65,466
Percentage Lease Rent	1,469	17,190	23,860
Base and Percentage Lease rent classified in discontinued operations	(74)	(5,726)	(6,205)

	$5,010	$76,624	$83,121

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except share and per share data):

	2004	2003	2002
	(Note 14)	(Note 14)	(Note 14)
Numerator:
Income from continuing operations	$13,471	$4,968	$6,176
Series A preferred share issuance costs	(4,249)	—	—
Preferred share dividends	(11,489)	(9,983)	(9,983)

Loss applicable to common shareholders from continuing operations	(2,267)	(5,015)	(3,807)
Discontinued operations	1,129	(13,129)	(7,933)
Gain on sale of Hotel	—	—	530

Net loss applicable to common shareholders	$(1,138)	$(18,144)	$(11,210)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	37,576,641	37,357,033	35,954,229
Effect of dilutive securities:
Stock options	155,283	1,135	16,719

Restricted shares	149,150	104,574	118,003

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	37,881,074	37,462,742	36,088,951

Loss per share data:
Basic-continuing operations	$(0.06)	$(0.13)	$(0.11)
Discontinued operations	0.03	(0.35)	(0.22)
Gain on sale of Hotel	—	—	0.01

Basic	$(0.03)	$(0.49)	$(0.31)

Diluted-continuing operations	$(0.06)	$(0.13)	$(0.11)
Discontinued operations	0.03	(0.35)	(0.22)
Gain on sale of Hotel	—	—	0.01

Diluted	$(0.03)	$(0.49)	$(0.31)

The conversion of Common Units into common shares has no effect on earnings (loss) per share. The conversion of the Series A Preferred Shares (which were redeemed in January 2004), the Class B Preferred Units and 1,088,000 outstanding options are anti-dilutive (i.e. assuming conversion into common shares would increase earnings per share or lower the loss per share) and are not included in the calculation of diluted loss per share. The denominator used for calculating diluted loss per share is the same as the denominator for calculating basic loss per share due to a loss incurred in each period presented.

9. Share-Based Compensation Plans

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 3,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 1,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At December 31, 2004, there were 1,444,612 common shares available for issuance under the 1994 Plan, including a maximum of 228,362 restricted and performance shares.

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options for the years ended December 31, 2004, 2003, and 2002.

	2004		2003		2002
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,281,500	$11.99	1,281,500	$11.54	1,281,500	$11.54
Granted	—	—	—	—	—	—
Exercised	278,500	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	1,003,000	$11.99	1,281,500	$11.54	1,281,500	$11.54

	2004		2003		2002
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Exercisable at end of year	1,003,000	$11.99	1,223,500	$11.60	1,165,500	$11.67
Weighted average fair value of options granted		—		—
Price range of shares under option	$9.75 to $13.69		$8.88 to $13.69		$8.88 to $13.69

Of the 1,003,000 common share options outstanding, 4,500 are incentive share options and 998,500 are non-qualified options. The incentive share options and non-qualified options vest over varying periods, not exceeding ten and five years, respectively.

Under the 1994 Plan, the Company granted 50,000, 200,000 and 0 restricted shares to employees for 2004, 2003 and 2002, respectively, subject to a vesting schedule. Of the 971,638 restricted shares granted under the 1994 Plan, 790,638 restricted shares were vested at December 31, 2004. The weighted average grant date fair value per share of the restricted shares granted in 2004 and 2003 was $8.48 and $6.52, respectively.

The Company’s trustees share incentive plan provides for the granting of up to 200,000 incentive share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant.

The Company has granted an aggregate of 100,000 non-qualified options to trustees with exercise prices ranging from $6.93 to $16.69. The common share options vest over varying periods not exceeding five years. As of December 31, 2004, 85,000 of these common share options, with a weighted average exercise price of $9.81, were vested with 15,000 common share options exercised and no common share options have been forfeited or terminated.

The Company has also granted 75,053 restricted shares at a weighted average grant date fair value per share of $10.99 to its non-employee trustees, which vest over varying periods not to exceed five years. At December 31, 2004, 66,221 of these restricted shares were vested.

10. Commitments and Contingencies

The Hotels are operated under franchise agreements as Residence Inn, Summerfield Suites by Wyndham, Homewood suites by Hilton, Doubletree Guest Suites, Four Points by Sheraton, Courtyard, Hampton Inn, TownePlace Suites and Holiday Inn Express. The Company has paid the cost of obtaining or transferring certain franchise license agreements. The Company loaned the IH Lessee $535,000 and $860,000 at December 31, 2004 and 2003 for the working capital deposit required under the IH Lessee’s former management agreements with wholly-owned subsidiaries of Marriott. The IH Manager has assumed this obligation. These advances are uncollateralized, due on demand and bear no interest. The franchise agreements require the lessees to pay fees based on percentages of Hotel revenue and certain other fees.

The Company has guaranteed the TRSs obligations under the franchise agreements, and the Company Subsidiaries that own the Hotels subject to franchise agreements with Marriott and subsidiaries of Hilton Hotels Corporation have effectively guaranteed those franchise agreements. The TRSs are parties to, and thereby directly responsible for, the franchise agreements.

Under the Percentage Leases, the Company is obligated to pay the costs of certain capital improvements, property taxes and insurance for the Hotels (except that the TRSs are required to pay property insurance on six of the Hotels ). Additionally, the Company must make available to the TRSs an amount equal to 4% or 5% of room revenues from the Hotels per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels (subject to certain exceptions). Each of the term loans require that the Company make available for such purposes, for the Hotels collateralizing those loans, varying amounts up to 5% of gross revenues from such Hotels.

The Company has two fifty-year term ground leases expiring August 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its Hotels. Minimum annual rent payable under these leases is $517,000 in the aggregate, subject to increase based on increases in the consumer price index.

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

11. Related Party Transactions

The Company reimbursed the IH Lessee $250,000 in 2004 for costs incurred during the Marriott Takeback Transaction.

The IH Manager reimbursed the Company $132,000 in 2004 for its proportionate share of leasehold improvement costs incurred for shared office space.

The Company reimbursed the IH Manager in 2004 and the IH Lessee in 2003 and 2002 $12,000, $100,000, and $100,000, respectively, for shared personnel and services (which included human resources and telephone costs). In 2003 and 2002 the $100,000 reimbursement included IT services which are not included in 2004.

The Company, the IH Lessee and the IH Manager replaced the majority of their corporate information technology (“IT”)

infrastructure in 2003. The total cost of the new IT infrastructure was approximately $1.0 million, which was funded by the Company. In 2004, the Company, the IH Lessee and the IH Manager agreed to a cost sharing agreement under which the Company reimbursed the IH Manager for 50% of the total costs (including depreciation on the IT infrastructure) of operating and maintaining the IT function. The Company reimbursed the IH Manager $170,000 for the IT function in 2004.

The Company reimbursed the IH Manager in 2004 and the IH Lessee in 2003 and 2002 for its proportionate share of rent under a lease for corporate office space, which was $54,000, $217,000, and $217,000 respectively. The Company reimbursed the IH Manager for it proportionate share of rent for the first quarter 2004 and paid the landlord directly for its proportionate share of rent for the second, third and fourth quarters of 2004.

The Company has engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects. The Company paid approximately $1,006,000 and $2,400,000 to Hatchett during 2004 and 2003, respectively. We may enter into additional renovation contracts with the Hatchett affiliate in 2005. The affiliate of Hatchett is approximately 45% owned by Equity Inns, Inc. (“Equity”). The IH Manager manages four Hotels owned by Equity. These contracts assisted the IH Manager in qualifying to manage the Company’s Hotels under tax law applicable to a REIT.

In connection with the TRS Transaction, the Company and the IH Manager agreed that the Company would assume the purchasing functions previously performed by the IH Lessee and the Company in 2004 was responsible for all purchasing duties. The parties initially contracted with the IH Manager to furnish these services. The Company performed all purchasing activities in 2004 and the accounting services fee due under the management agreements with the IH Manager was reduced from $750 per Hotel per month to $550 per Hotel per month for 2004. The IH Manager will be responsible for all purchasing functions in 2005 and the accounting services fee will be increased to $750 per Hotel per month.

The Company and the IH Manager entered into a self-insured Workers’ Compensation plan which commenced in the fourth quarter 2004.

The IH Lessee and the IH Manager obtained an employee practices liability insurance policy covering the IH Lessee, the IH Manager and the Company. The Company has reimbursed the IH Manager in 2004 and the IH Lessee for 2003 and 2002 for its share of the policy or one-third of the premium, which was $53,000, $64,000, and $60,000 for 2004, 2003 and 2002.

The IH Lessee maintains a health benefit plan in which the Company’s employees participate. The Company’s reimbursement to the IH Manager or the IH Lessee is based on the number of Company employees participating in the plan and the coverage and benefit levels selected by those employees. The Company has reimbursed the IH Manager in 2004 and the IH Lessee in 2003 and 2002 $111,000, $72,000, and $66,000 respectively, under this arrangement.

As a result of renovations made during the first quarter of 2003 at the Company’s Hampton Inn – Norcross, GA which required a substantial number of rooms to be taken out of service, the Company agreed to compensate the IH Lessee for the significant loss of room nights by reducing the percentage lease rent payable for this Hotel by approximately $110,000.

From the inception in 2000 of the litigation described in Note 12 through the settlement of the litigation, the Company and the IH Lessee incurred a total of $330,000 in legal fees and related costs that were not paid or reimbursed by insurance. The Company paid $243,000 of the amount incurred and the IH Lessee paid $87,000 of the amount incurred.

The Company reimbursed the IH Manager $5,000 in 2004 for certain pre-opening costs incurred relating to Hotels acquired in 2004 and which the IH Manager will manage.

See also Notes 10 and 12 for additional related party transaction disclosures.

12. Litigation Settlement

In May 2000, the Company’s former Chief Operating Officer (who was a minority shareholder in certain of the IH Lessee entities) filed suit against the Company, the IH Lessee and Mr. Fisher. The suit alleged that he was wrongfully terminated by the Company in breach of his employment contract with the Company, was wrongfully terminated by the IH Lessee under his employment contract with the IH Lessee, was injured by various breaches of fiduciary duty by Mr. Fisher in his capacity as a director and majority shareholder of the IH Lessee, and various other related claims against the Company and the IH Lessee. Under a settlement agreement, the Company (and the IH Lessee and Mr. Fisher) made various payments to plaintiff in cash and/or common shares of the Company and Mr. Fisher delivered to plaintiff a promissory note. The promissory note (1) bears interest at the prime rate subject to a minimum rate of 4.5% and a maximum rate of 9.0%, (2) is the joint and several liability of Mr. Fisher, the IH Manager and certain other Hotel management or leasing entities in which he may in the future have more than a 50% ownership interest, (3) will fully amortize over its term with monthly payments beginning on February 1, 2005, (4) matures on December 31, 2015 and (5) is collateralized by management fees to be paid to the IH Manager by the Company. The IH Manager has directed the

Company to cause the TRS to fund certain management fee payments owed to the IH Manager to an account controlled by the plaintiff, which will be used to service the note. The litigation was dismissed against the Company and the IH Lessees when it made the payments described above, and was dismissed against Mr. Fisher when he made the payments and delivered the promissory note described above.

13. Other Charges

Other charges for the years ended December 31, 2004, 2003 and 2002 include the following (amounts in thousands):

	2004	2003	2002
Legal fees	$—	$(629)	$372
Litigation settlement	—	60	2,946
Advisory services	—	909	149
TRS Transaction costs	233	884	—
Marriott Takeback Transaction	250	—	—
Severance costs	392	—	—

	$875	$1,224	$3,467

The Legal fees and Litigation settlement are related to litigation with the Company’s former Chief Operating Officer (see Note 12). The advisory fees (which include legal fees to the special committee of the Board of Trustees) and TRS Transaction costs are related to the TRS Transaction (see Note 1). The severance costs are related to the departure of a former officer. The Company reimbursed the IH Manager for expenses incurred for the transition of 17 Hotel properties managed by Marriott to the IH Manager as part of the Marriott Tackback Transaction.

14. Discontinued Operations

In 2002, the Company adopted the provision of FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the third quarter of 2002, the Company classified one of its Hotels as held for sale. The Company ceased depreciation of the Hotel. As a result of the held for sale classification, the Company reduced the carrying value of this Hotel to its estimated fair value (less anticipated costs to sell) of $2,000,000 and recognized a loss of $3,713,000. The Company sold this Hotel in September 2003 and recognized a loss on the sale of $57,000.

In 2003, the Company classified another one of its Hotels as held for sale. In 2002, the Company recognized an impairment charge of $6,500,000 related to this Hotel. An additional loss in 2003 was not necessary as a result of the held for sale classification. The Company sold this Hotel in January 2004 and recognized a gain on the sale of $1,029,000.

In 2004, the Company classified three additional Hotel as held for sale. In 2003, the Company recognized an impairment charge of $11.4 million related to two of these three Hotels. An additional loss of $380,000 was recognized for one of the two Hotels as a result of the held for sale classification in 2004. The Company recognized a loss on the third Hotel that was held for sale of $246,000 in 2004. The Company sold a hotel in July 2004 and recognized a loss on the sale of $247,000. In 2003, the Company recognized an impairment charge of $3.8 million related to the hotel.

The results of operations from these five Hotels are classified as discontinued operations in 2004 and results of operations for six Hotels are classified as discontinued operations in 2003. Previously reported results of operations of these Hotels have been reclassified to reflect that these Hotels are held for sale (or were held for sale prior to being sold).

The following table sets forth the components of discontinued operations for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Hotel operating revenue	$9,168	$453	$—
Percentage lease revenue	74	5,726	6,205
Other income	79	72	94
Hotel operating expenses	(6,283)	(404)	—
Depreciation	(1,564)	(2,636)	(2,937)
Amortization of franchise fees	(12)	(13)	(14)
Property taxes and insurance	(453)	(940)	(1,003)
General and administrative	(3)	(87)	(65)

Gain (loss) on sale of Hotel	782	(57)	—
Loss on Hotels classified as held for sale	(626)	(15,243)	(10,213)
Other	(33)	—	—

Discontinued operations	$1,129	$(13,129)	$(7,933)

15. Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The final Statement is effective for any interim or annual period beginning after June 15, 2005, meaning that an entity would apply the final Statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period beginning after June 15, 2005. The Company is reviewing the statement and evaluating the impact, if any, of this statement.

INNKEEPERS USA TRUST

SCHEDULE 3 - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

Description	State	Encum- brances	Initial Cost		Cost Capitalization to subsequent aquistions		Gross Amount of which carried at clse of period		Total	Accumulated Deprecation	Net Book Value	Date of Construction	Date of Acquisition	Life upon Depric- iation is computed
			Land	Bldg. Improvements	Land	Bldg. Improvements	Land	Bldg. Improvements
Residence Inn:
Addison RI.	TX	5	$1,000,000	$11,914,340.03	$3,750.67	$469,779.71	$1,003,750.67	$12,384,119.74	$13,387,870.41	$2,408,037.25	$10,979,833.16	4/19/1996	2/1/1997	40
Altamonte Springs.	FL	5	1,329,300	7,089,659.74	202,093.51	1,958,016.66	1,531,393.51	9,047,676.40	10,579,069.91	1,964,098.11	8,614,971.80	5/20/1985	12/30/1997	40
Arlington.	TX	5	860,000	8,432,996.55	18,824.98	237,416.11	878,824.98	8,670,412.66	9,549,237.64	1,754,688.84	7,794,548.80	7/23/1995	2/1/1997	40
Atlanta Downtown.	GA	5	1,550,000	14,926,907.63	19,120.96	4,086,713.44	1,569,120.96	19,013,621.07	20,582,742.03	4,032,637.82	16,550,104.21	6/24/1996	11/1/1996	40
Atlanta Peachtree.	GA		947,880	9,116,451.98	33,679.07	20,336.03	981,559.07	9,136,788.01	10,118,347.08	1,466,592.53	8,651,754.55	7/14/1998	10/9/1998	40
Bellevue.	WA	4	3,115,050	16,935,703.34	317,911.48	2,255,882.04	3,432,961.48	19,191,585.38	22,624,546.86	3,851,993.46	18,772,553.40	5/1/1984	1/14/1998	40
Binghamton.	NY	2	720,000	5,293,909.09	123,166.70	1,297,140.74	843,166.70	6,591,049.83	7,434,216.53	1,651,229.04	5,782,987.49	11/1/1987	9/30/1994	40
Bothell.	WA		1,913,750	9,410,434.06	232,163.14	1,199,522.55	2,145,913.14	10,609,956.61	12,755,869.75	1,993,145.17	10,762,724.58	5/1/1991	1/9/1998	40
Cherry Hill.	NJ	2	1,000,000	8,136,208.38	87,631.97	2,098,880.17	1,087,631.97	10,235,088.55	11,322,720.52	2,151,717.93	9,171,002.59	8/25/1989	5/7/1989	40
Columbus East.	OH		724,800	3,881,411.78	126,441.50	1,374,629.20	851,241.50	5,256,040.98	6,107,282.48	1,154,086.69	4,953,195.79	6/2/1986	6/2/1986	40
Denver Downtown.	CO	2	1,210,000	8,005,614.67	264,080.17	3,902,670.58	1,474,080.17	11,908,285.25	13,382,365.42	2,652,105.59	10,730,259.83	6/1/1982	11/1/1996	40
Denver Tech.	CO	1	1,105,000	7,726,076.63	186,457.08	1,908,193.27	1,291,457.08	9,634,269.90	10,925,726.98	2,764,164.74	8,161,562.24	5/1/1981	10/6/1995	40
East Lansing.	MI		385,000	3,878,272.81	165,630.28	2,124,439.17	550,630.28	6,002,711.98	6,553,342.26	1,299,755.46	5,253,586.80	10/19/1984	11/1/1996	40
Fort Wayne.	IN		751,650	4,018,611.15	75,925.15	1,151,769.26	827,575.15	5,170,380.41	5,997,955.56	836,094.41	5,161,861.15	12/14/1985	12/30/1997	40
Fremont.	CA	1	1,000,000	4,684,094.23	112,818.82	1,263,659.00	1,112,818.82	5,947,753.23	7,060,572.05	1,595,443.40	5,465,128.65	5/1/1985	10/6/1995	40
Gaithersburg.	MD		1,999,668	12,690,733.58		61,365.08	1,999,668.00	12,752,098.66	14,751,766.66	2,125,147.65	12,626,619.01	3/31/1998	7/10/1998	40
Grand Rapids.	MI		770,000	6,455,474.81	131,054.38	2,121,110.25	901,054.38	8,576,585.06	9,477,639.44	2,007,513.04	7,470,126.40	1/1/1984	11/1/1996	40
Harrisburg.	PA		770,000	5,746,456.31	50,915.52	1,178,113.99	820,915.52	6,924,570.30	7,745,485.82	1,565,485.06	6,180,000.76	9/22/1988	5/7/1996	40
Indianapolis.	IN		789,150	4,213,938.56	100,330.10	1,319,953.30	889,480.10	5,533,891.86	6,423,371.96	1,084,772.34	5,338,599.62	8/1/1984	12/30/1997	40
Lexington KY.	KY		1,069,350	5,712,975.81	264,511.85	1,668,605.04	1,333,861.85	7,381,580.85	8,715,442.70	1,497,646.94	7,217,795.76	11/1/1985	12/30/1997	40
Livonia.	MI		1,249,808	7,809,932.48	24,844.82	150,997.91	1,274,652.82	7,960,930.39	9,235,583.21	1,173,469.54	8,062,113.67	9/22/1998	3/12/1999	40
Louisville RI.	KY		1,509,600	8,068,746.45	159,741.99	2,219,951.39	1,669,341.99	10,288,697.84	11,958,039.83	2,110,801.50	9,847,238.33	3/1/1984	12/30/1997	40
Lynnwood.	WA	4	2,295,000	12,520,748.64	181,056.27	821,071.42	2,476,056.27	13,341,820.06	15,817,876.33	2,596,103.40	13,221,772.93	5/1/1987	1/14/1998	40
Mountain View.	CA	1	3,700,000	12,297,251.37	124,254.20	2,521,828.18	3,824,254.20	14,819,079.55	18,643,333.75	3,550,737.37	15,092,596.38	10/1/1985	10/6/1995	40
Ontario.	CA	4	1,876,650	9,999,264.72	191,552.10	3,678,042.79	2,068,202.10	13,677,307.51	15,745,509.61	2,744,756.43	13,000,753.18	2/1/1986	12/30/1997	40
Portland ME.	ME		520,000	4,996,765.00	25,647.82	250,518.69	545,647.82	5,247,283.69	5,792,931.51	1,092,043.48	4,700,888.03	3/8/1996	11/1/1996	40
Lake Oswego.	OR	4	1,508,710	8,034,975.38	211,086.44	1,781,422.75	1,719,796.86	9,816,398.13	11,536,194.99	2,531,424.81	9,004,770.18	12/1/1984	1/14/1998	40
Richmond NW.	VA		499,096	8,814,841.95		16,983.13	499,096.00	8,831,825.08	9,330,921.08	1,324,351.29	8,006,569.79	8/4/1998	1/8/1999	40
Richmond.	VA	1	600,000	5,159,238.35	128,590.50	933,496.50	728,590.50	6,092,734.85	6,821,325.35	1,567,369.79	5,253,955.56	11/1/1985	10/6/1995	40
Rosemont.	IL		1,996,608	17,346,703.97	42,691.38	56,321.25	2,039,299.38	17,403,025.22	19,442,324.60	2,609,680.42	16,832,644.18	5/3/1998	1/8/1999	40
Saddle River.	NJ		2,993,130	17,101,462.11		43,474.83	2,993,130.10	17,144,936.94	20,138,067.04	1,181,053.20	18,957,013.84	9/15/2002	9/15/2002	40
San Jose South.	CA		2,504,850	16,728,012.56	8,598.00	64,113.32	2,513,448.00	16,792,125.88	19,305,573.88	2,656,260.49	16,649,313.39	8/11/1998	11/6/1998	40
San Jose.	CA	1	1,350,000	5,819,759.18	92,881.44	1,245,556.79	1,442,881.44	7,065,315.97	8,508,197.41	1,799,824.57	6,708,372.84	3/1/1986	10/6/1995	40
San Mateo.	CA	5	4,600,000	15,191,926.06	180,882.70	2,092,175.68	4,780,882.70	17,284,101.74	22,064,984.44	3,794,326.96	18,270,657.48	9/1/1985	11/1/1996	40
Shelton.	CT	5	1,560,000	8,182,331.26	135,028.11	2,521,395.65	1,695,028.11	10,703,726.91	12,398,755.02	2,043,981.66	10,354,773.36	8/1/1988	10/31/1997	40
Silicon Valley II.	CA	6	5,450,000	29,054,525.16	236,289.92	3,811,177.46	5,686,289.92	32,865,702.62	38,551,992.54	7,544,133.84	31,007,858.70	5/15/1985	11/1/1996	40
Silicon Valley I.	CA	2	6,330,000	23,301,034.95	158,535.01	4,950,060.76	6,488,535.01	28,251,095.71	34,739,630.72	6,212,258.86	28,527,371.86	10/3/1983	11/1/1996	40
Troy Central.	MI	1	1,290,000	4,905,564.48	301,163.62	1,830,465.92	1,591,163.62	6,736,030.40	8,327,194.02	1,935,700.76	6,391,493.26	10/1/1985	10/6/1995	40
Troy Southeast.	MI	1	760,000	7,257,009.75	340,030.18	1,229,828.38	1,100,030.18	8,486,838.13	9,586,868.31	2,183,620.65	7,403,247.66	10/1/1985	10/6/1995	40
Tukwila.	WA	4	3,179,550	17,324,929.43	178,093.68	2,536,727.15	3,357,643.68	19,861,656.58	23,219,300.26	3,883,199.66	19,336,100.60	8/1/1985	1/14/1998	40
Tyson’s Corner.	VA		2,413,242	9,991,221.54		48,010.29	2,413,242.00	10,039,231.83	12,452,473.83	1,853,495.95	10,598,977.88	1/8/2001	1/8/2001	40
Vancouver.	WA	4	1,041,652	5,668,540.09	67,018.64	264,883.47	1,108,670.26	5,933,423.56	7,042,093.82	2,118,047.61	4,924,046.21	3/1/1987	1/14/1998	40
Wichita East.	KS	2	525,000	3,442,136.07	107,020.52	903,958.57	632,020.52	4,346,094.64	4,978,115.16	1,105,327.81	3,872,787.35	3/1/1981	11/1/1996	40
Windsor.	CT	1	1,150,000	4,742,177.73	163,705.38	1,615,905.62	1,313,705.38	6,358,083.35	7,671,788.73	1,424,526.87	6,247,261.86	9/1/1986	10/6/1995	40
Summerfield Suites:
Addison SS.	TX	3	1,470,000	11,923,133.35	2,137.94	57,867.97	1,472,137.94	11,981,001.32	13,453,139.26	2,253,267.77	11,199,871.49	2/19/1996	6/20/1997	40
Belmont.	CA	4	2,900,000	16,345,230.29	13,334.00	134,741.44	2,913,334.00	16,479,971.73	19,393,305.73	3,100,707.49	16,292,598.24	10/23/1995	6/20/1997	40
El Segundo.	CA	3	1,970,000	11,389,219.71	4,636.12	32,405.69	1,974,636.12	11,421,625.40	13,396,261.52	2,146,333.66	11,249,927.86	3/6/1995	6/20/1997	40
Las Colinas.	TX	4	2,263,000	15,057,457.25	28,314.09	137,523.45	2,291,314.09	15,194,980.70	17,486,294.79	2,911,304.81	14,574,989.98	2/21/1996	6/20/1997	40
Mount Laurel.	NJ	3	400,000	11,207,732.72	5,433.00	93,799.03	405,433.00	11,301,531.75	11,706,964.75	2,123,544.97	9,583,419.78	8/18/1996	6/20/1997	40
Hampton Inn:
Albany.	NY	3	850,000	7,978,825.71	57,783.25	321,518.45	907,783.25	8,300,344.16	9,208,127.41	2,171,260.60	7,036,866.81	12/28/1990	9/30/1994	40
Germantown.	MD		920,000	4,942,875.46	92,432.22	2,420,698.56	1,012,432.22	7,363,574.02	8,376,006.24	3,139,914.45	5,236,091.79	1/11/1996	5/22/1995	40
Islandia.	NY	2	920,000	4,873,258.39	145,517.81	1,652,224.51	1,065,517.81	6,525,482.90	7,591,000.71	1,893,340.51	5,697,660.20	7/26/1988	9/30/1994	40
Lombard.	IL	3	600,000	6,602,163.61	128,875.67	1,304,709.23	728,875.67	7,906,872.84	8,635,748.51	1,576,336.97	7,059,411.54	9/16/1987	6/26/1997	40
Naples.	FL	2	690,000	4,777,890.87	33,363.86	745,366.15	723,363.86	5,523,257.02	6,246,620.88	1,510,223.11	4,736,397.77	11/19/1990	9/30/1994	40
Schaumburg.	IL	3	572,000	4,211,886.84	48,962.29	1,355,034.01	620,962.29	5,566,920.85	6,187,883.14	1,077,077.40	5,110,805.74	12/9/1986	6/26/1997	40
Tallahassee.	FL	2	500,000	4,253,649.61	66,371.26	915,178.07	566,371.26	5,168,827.68	5,735,198.94	1,247,147.02	4,488,051.92	4/5/1993	1/31/1995	40
West Palm Beach.	FL		—	3,954,039.37	150,099.03	999,823.99	150,099.03	4,953,863.36	5,103,962.39	2,347,567.80	2,756,394.59	7/1/1986	9/30/1994	40
Westchester.	IL	3	572,000	4,641,966.42	53,646.55	973,466.53	625,646.55	5,615,432.95	6,241,079.50	1,143,920.41	5,097,159.09	6/13/1988	6/26/1997	40
Willow Grove.	PA		1,110,000	8,376,544.63	52,441.40	1,044,406.53	1,162,441.40	9,420,951.16	10,583,392.56	2,837,724.26	7,745,668.30	8/8/1991	9/30/1994	40
Woburn.	MA		—	2,731,793.19	62,205.84	3,057,276.76	62,205.84	5,789,069.95	5,851,275.79	3,190,930.11	2,660,345.68	5/6/1997	8/9/1996	40
Homewood Suites:
San Antonio.	TX		2,350,000	17,273,343.20	—	5,811.85	2,350,000.00	17,279,155.05	19,629,155.05	297,026.16	19,332,128.89			40
Sunrise Suites:
Tinton Falls.	NJ		750,000	4,606,383.76	—	100,708.39	750,000.00	4,707,092.15	5,457,092.15	891,203.35	4,565,888.80	10/19/1993	6/20/1997	40
Four Points:
Fort Walton Beach.	FL		18,000,000	10,797,463.56	—	141,381.77	18,000,000.00	10,938,845.33	28,938,845.33	392,629.68	28,546,215.65	2004	5/19/2004	40
Holiday Inn Express:
Lexington MA.	MA	3	875,000	5,310,905.32	89,451.85	3,395,874.30	964,451.85	8,706,779.62	9,671,231.47	3,937,879.23	5,733,352.24	1/1/1971	2/2/1996	40
Courtyard:
Fort Lauderdale.	FL		—	7,822,658.14	202,846.79	3,499,375.60	202,846.79	11,322,033.74	11,524,880.53	4,241,873.26	7,283,007.27	3/2/1999	9/30/1994	40
TownPlace Suites:
Horsham.	PA		780,000	6,545,524.62	8,297.16	19,349.09	788,297.16	6,564,873.71	7,353,170.87	923,519.15	6,429,651.72	6/1/1999	5/20/1999	40
Other:
Atlantic City.	NJ		3,525,650	4,833,112.43	8,526.00	330,308.28	3,534,176.00	5,163,420.71	8,697,596.71	195,512.95	8,502,083.76	10/1/2004	6/1/2003	40
Louisville HI.	KY		2,000,000	4,271,619.18	—	6,898.86	2,000,000.00	4,278,518.04	6,278,518.04	64,186.74	6,214,331.30		10/9/2004	40
Washington DC.	DC		6,097,250	15,190,125.00			6,097,250.00	15,190,125.00	21,287,375.00	33,059.10	21,254,315.90		12/28/2004	40
Bingingham (Vacant Land).	NY		300,000	—	26,741.50	—	326,741.50	—	326,741.50	6,777.92	319,963.58		1997	40
Corporate			—	—	—	230,146.07	—	230,146.07	230,146.07	151,238.50	78,907.57		1997	40

Grand Total(s)			$124,328,394.00	$621,948,172.45	$6,856,637.68	$90,262,458.07	$131,185,031.82	$712,210,630.52	$843,395,662.34	$146,698,359.77	$696,697,302.57

Notes to Schedule 3 - Real Estate and Accumulated Depreciation

1.	Collateral for the $30 million First Term Loan.

Summerfield Suites:

2.	Collateral for the $42 million Second Term Loan.

3.	Collateral for the $40 million Third Term Loan.

4.	Collateral for the $58 million Fourth Term Loan.

5.	Collateral for the $50 million Fifth Term Loan.

6.	Collateral for a mortgage note.

7.	This Hotel is classified as “held for sale” at December 31, 2004.

	2004	2003	2002
Cost of land and improvements, and buildings and improvements:
Balance at beginning of year	$757,670,485	$756,477,767	$752,974,825
Additions	92,439,755	22,386,653	22,830,127
Disposals	(11,899,561)	(16,388,952)	(13,228,883)
Transfer to “held for sale”	(23,064,538)	(4,804,983)	(6,098,302)

Balance at end of year	$815,146,141	$757,670,485	$756,477,767

Accumulated depreciation on land improvements, buildings and improvements:
Balance at beginning of year	$126,082,658	$109,213,307	$90,779,140
Additions	22,211,604	21,380,262	21,908,625
Disposals	(3,457,356)	(2,649,457)	(2,284,466)
Transfer to “held for sale”	(12,527,512)	(1,861,454)	(1,189,992)

Balance at end of year	$132,309,394	$126,082,658	$109,213,307

RISK FACTORS

SOME OF THE INFORMATION YOU WILL FIND IN THIS ANNUAL REPORT ON FORM 10-K, AND IN OUR OTHER FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND OUR PROSPECTUSES OR ANY PROSPECTUS SUPPLEMENTS, MAY CONTAIN “FORWARD-LOOKING” STATEMENTS. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY THESE TYPES OF STATEMENTS BY THEIR USE OF FORWARD-LOOKING WORDS SUCH AS “MAY,” “SHOULD,” “COULD,” “PLANS,” “INTENDS,” “EXPECTS,” “ANTICIPATES,” “ESTIMATES,” “PROJECTS,” “CONTINUES,” “IS DESIGNED TO,” “POTENTIAL” OR OTHER SIMILAR WORDS. THESE TYPES OF STATEMENTS DISCUSS FUTURE EVENTS OR EXPECTATIONS OR CONTAIN PROJECTIONS OR ESTIMATES. WHEN CONSIDERING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD KEEP IN MIND THE FOLLOWING RISK FACTORS, AS WELL AS OTHER FACTORS THAT ARE DESCRIBED IN OUR FILINGS WITH THE SEC FROM TIME TO TIME. THESE RISK FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE CONTAINED IN OR IMPLIED BY ANY FORWARD-LOOKING STATEMENT. THE WORDS (A) “THE COMPANY,” “WE,” “US,” “OUR,” “OURS” AND WORDS OF SIMILAR IMPORT REFER TO INNKEEPERS USA TRUST OR INNKEEPERS USA TRUST AND ITS CONSOLIDATED AFFILIATES, AS THE CONTEXT REQUIRES, (B) “THE PARTNERSHIP” REFERS TO INNKEEPERS USA LIMITED PARTNERSHIP, OR INNKEEPERS USA LIMITED PARTNERSHIP AND ITS PARTNERSHIP SUBSIDIARIES, AS THE CONTEXT REQUIRES, OR (C) “YOU” OR “YOUR” REFERS TO INVESTORS OR PROSPECTIVE INVESTORS IN THE COMPANY. OTHER CAPITALIZED TERMS USED BUT NOT DEFINED IN THIS SECTION ARE DEFINED IN THE FOREPART OF THIS ANNUAL REPORT ON FORM 10-K.

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

We rely on others to operate our Hotels.

In order for us to continue to qualify as a REIT, third parties must operate our Hotels. We lease all of our Hotels to our TRSs, which in turn have entered into management agreements with the IH Manager or, in the case of one Hotel another party, to manage our Hotels. While we have some input into operating decisions for those Hotels leased by our TRSs and operating under management agreements, we have less control than if we were managing the Hotels ourselves. Even if we believe that our Hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our Hotels. Jeffrey H. Fisher controls the IH Manager, and he is the Chief Executive Officer, President and Chairman of our Board of Trustees. See “— Conflicts of interest and related party transactions — The IH Lessee and the IH Manager” below.

After the TRS Transaction we have more exposure to Hotel operations than we did previously.

Our TRSs have engaged the IH Manager, and in the case of one Hotel another party, to manage our Hotels. We intend to lease to our TRSs, and to engage third party managers (which will likely be the IH Manager) to manage, Hotels that we acquire and develop in the future. Under that structure, our TRSs (and, therefore, indirectly, we) are subject to all of the operating risks of the Hotels, whereas when the IH Lessee operated our Hotels under Percentage Leases, the IH Lessee retained most of the risks of the operations of those Hotels. If the operating results of Hotels leased to a TRS decline or, with respect to newly acquired or developed Hotels, do not perform to expectations, it will negatively affect our results, cash flow and ability to pay distributions. These operating risks include declines in Hotel revenues and increases in Hotel operating expenses (including franchise fees and franchise-related costs, labor costs, utilities, sales taxes and insurance (other than property insurance)). In addition, our TRSs will be required to pay a management fee to the IH Manager or another third-party manager, regardless of whether the Hotels are profitable. See “— Our ability to make distributions to shareholders may be affected by factors beyond our control” below.

September 11, 2001’s events, a U.S. economic recession and military action negatively affected both the Hotel industry and our results of operations and financial condition.

Before September 11, 2001, our Hotels had begun experiencing declining revenue per available room, or “RevPAR,” as a result of the slowing U.S. economy. The terrorist attacks of September 11, 2001 and the after-effects (including the prospects for more terror alerts and/or terrorist attacks in the U.S.), as well as the economic climate, substantially reduced business and leisure travel throughout the U.S. and Hotel industry RevPAR generally. RevPAR at our Hotels specifically declined substantially after September 11, 2001. Moreover, the war in Iraq (and possibly other regions) depressed, and could further depress, travel and the travel industry. We cannot predict how these or similar events will directly or indirectly impact the Hotel industry or our operating results in the future. There can be no assurance as to whether lodging industry fundamentals will continue to improve either generally or specifically in the markets in which we own Hotels. RevPAR declines at our Hotels would have an adverse affect on our results of operations and financial condition, including our ability to remain in compliance with our debt covenants, our ability to fund capital improvements at our Hotels, and our ability to make shareholder distributions necessary to maintain our status as a REIT. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the Hotel industry and our operations in particular.

We also were particularly adversely affected by our concentration of Hotels in California (and in the Silicon Valley area specifically) and Boston where the decline of technology companies and business was pronounced. We own 10 Hotels that are located in California and two in Boston. We do not know to what extent or how rapidly travel in and to these markets will continue to rebound. The recovery in this area may lag a recovery in the economy in general. See “— Concentration of investment in California, New Jersey, the Pacific Northwest, Florida, Illinois, Texas and Michigan” below.

Conflicts of interest and related party transactions.

Jeffrey H. Fisher. Jeffrey H. Fisher is our Chairman of the Board, Chief Executive Officer and President. Affiliates of Mr. Fisher contributed Hotels to us on a favorable tax basis in connection with our initial public offering in 1994. The sale, refinancing or prepayment of indebtedness secured by those Hotels may trigger adverse tax consequences to Mr. Fisher. Conflicts of interest, therefore, exist between us and Mr. Fisher regarding any transaction involving those Hotels that could trigger adverse tax consequences to Mr. Fisher or his affiliates.

The IH Manager. Between January 1, 2004 and March 1, 2004, the IH Lessee leased certain Hotels pursuant to percentage leases. After the TRS Transaction, all but one of our Hotels is managed by the IH Manager under management agreements with our TRSs. Mr. Fisher owned the IH Lessee and owns the IH Manager. In 2004, the IH Lessee paid rent to us under the percentage leases of $2,954,000, and we paid the IH Manager management and accounting fees of $6,527,000.

Each of our management agreements with the IH Manager has an initial term of 10 years and may be renewed for two, five-year periods at the option of the IH Manager. The management agreements provide for a base management fee of 3% of gross revenues, an accounting fee of $750 per month per Hotel and an incentive management fee equal to 50% of Hotel available cash flow. Hotel available cash flow is, generally, gross Hotel revenues less (a) Hotel operating expenses, including franchise fees, (b) the base management and accounting services fees and (c) base and percentage rent paid by the TRSs to us. Under management agreements, the IH Manager will not be responsible for any losses incurred by the TRSs (from Hotel operations or otherwise). The management agreements provide generally for a termination fee to be paid to the IH Manager upon certain terminations of a management agreement, including in connection with the sale of the related Hotel. The termination fee is the fair market value of the management contract for the remainder of the then-current term. The cumulative amount of unpaid termination fees payable to the IH Manager at any time will be netted against the fair market value of additional management contracts awarded to the IH Manager by the Company, and the Company will pay to the IH Manager any net amount due to the IH Manager that has been outstanding for more than 365 days. To date, no termination fees have been paid to the IH Manager.

Because Mr. Fisher is our Chief Executive Officer, President and Chairman of the Board of Trustees, and controls the IH Manager, conflicts of interest do or may exist between Mr. Fisher and us regarding (a) enforcement of the terms of the management agreements, (b) whether and on what terms management agreements will be renewed upon the expiration of their current terms, (c) whether and on what terms additional management contracts will be awarded to the IH Manager, (d) whether Hotel properties will be sold and (e) the setting of rent formulas in the Percentage Leases (or re-setting rents in the case of expiring leases) between the Company and the TRS, which impacts the IH Manager’s incentive management fees.

The Company has paid $100,000 to the IH Lessee for personnel services provided by the IH Lessee to us (which primarily included human resources and telephone costs) in each of the years ended December 31, 2003, 2002. We also reimbursed the IH Lessee for its proportionate share of rent under a lease for its corporate office space which was $54,000 in 2004 and $217,000 for each of the years ended December 31, 2003 and 2002. The IH Manager reimbursed the Company $132,000 in 2004 for its proportionate share of leasehold improvement costs incurred for shared office space.

Prior to August 2004, one business development employee performed services for the IH Manager and the Company. The services provided by the employee were distinct as between the IH Manager and the Company, and the employee received a separate fixed salary and was eligible for a separate bonus from each company. Each company set the salary level and bonus potential for the employee based on his performance and value relative to the company paying the salary and bonus. As of August 2004, 100% of this employee’s business time is spent on Company business only, and the Company is responsible for all of his compensation.

During 2004, and 2003 we engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects costing approximately $1.0 million. During 2005, we may enter into additional renovation contracts with the Hatchett affiliate. The Hatchett affiliate is approximately 45% owned by Equity Inns, Inc. (“Equity”). The IH Manager currently manages four Hotels owned by Equity. These contracts assisted the IH Manager in qualifying to manage the Company’s Hotels under tax law applicable to a REIT.

The Company, the IH Lessee and the IH Manager replaced the majority of their corporate information technology (“IT”) infrastructure in 2003. The total cost of the new IT infrastructure was approximately $1.0 million, which was initially funded by the Company. The Company, the IH Lessee and the IH Manager agreed to a cost sharing agreement, commencing in 2004, under which the Company bears or reimburses the IH Lessee/IH Manager 50% of the total costs of operating and maintaining the IT function (including depreciation taken by the Company on the IT infrastructure). The Company paid or reimbursed the IH Lessee/IH Manager a total of $170,000 for the IT function in 2004.

The IH Lessee and, now, the IH Manager obtained an employee practices liability insurance policy which covers Company employees. We reimbursed the IH Lessee or the IH Manager for one-third of the premium for this policy, which was $53,000 and $64,000 and $60,000 for the years ended December 31, 2004 and 2003, respectively.

The IH Lessee and, now, the IH Manager maintained a health benefit plan in which our employees participated. Our reimbursement is based on the number of our employees participating in the plan and the coverage and benefit levels selected by those employees. We reimbursed the IH Lessee or the IH Manager $111,000 and $72,000 for the years ended December 31, 2004 and 2003, respectively, under this arrangement.

During the approximately four year litigation with our former Chief Operating Officer, who was a former minority owner and President of the IH Lessee, the Company and the IH Lessee incurred a total of $330,000 in legal fees and related costs that were not paid or reimbursed by insurance. We paid $243,000 of the amount incurred and the IH Lessee paid $87,000 of the amount incurred.

In 2003, we entered into an agreement with the IH Lessee and affiliates of Marriott for a transaction under which the IH Lessee (a) converted the agreements under which 17 of our Hotels were managed by Marriott into long-term franchise agreements with Marriott and (b) became the manager of the Hotels. Under the terms of the converted agreements, the IH Lessee (and the TRSs following the TRS Transaction) agreed to (1) pay Marriott a franchise royalty of 6.5% of room revenues for the first 10 years of each franchise agreement and 5% thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) will pay Marriott $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). As a result of the acquisition of the IH Lessee’s Percentage Leases by the TRSs, the TRSs (and therefore, indirectly, we) assumed from the IH Lessee (which was owned by Mr. Fisher) the franchise agreements described above, including the obligations to pay Marriott the higher royalty rate and the Conversion Fee. In 2004, we reimbursed the IH Lessee $250,000 in out of pocket expenses incurred in connection with the IH Lessee’s takeover of the 17 Hotels formerly managed by Marriott. The Company reimbursed the IH Manager $5,000 for its actual out-of-pocket costs in investigating acquisition and development opportunities for the Company that are incurred prior to the Company’s execution of a purchase contract for the opportunity

Conflicts may arise with respect to whether certain expenditures are classified as capital expenditures, which are capitalized by the Company and do not immediately affect earnings, or repairs and maintenance, which are expensed as incurred and therefore reduce the amount available to be earned by the IH Manager as incentive management fees.

From time to time, the Company has engaged, and in the future may engage, a brokerage firm with which Mr. Fisher’s adult child is employed, in connection with certain acquisitions and dispositions.

Franchise licenses. We made $860,000 of loans to the IH Lessee, which the IH Lessee was required to make available to Marriott for initial working capital at certain of the Hotels formerly managed by Marriott. These loans are unsecured, bear no interest, and are payable on demand to the IH Manager. Approximately $325,000 has been repaid to date.

Under our management agreements, the IH Manager is generally responsible for complying with our various franchise agreements, subject to our making sufficient funding available. Conflicts of interest exist between us and Mr. Fisher regarding the IH Manager’s compliance with franchise agreements or other actions or failures to act by the IH Manager which could result in liability to us or our TRSs.

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

Mr. Ruhfus serves on the board of directors of Wyndham, which owns the Summerfield Suites by Wyndham brand under which five of the Summerfield Hotels operate. Mr. Ruhfus’ dual roles as one of our trustees and a director of Wyndham may pose conflicts regarding when, whether and to what extent obligations under the franchise agreements for the Summerfield Hotels will be adhered to or remedies thereunder will be pursued or obtained by us.

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

We are required to distribute to our shareholders at least 90% of our taxable income each year in order to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions or development are nominal. We rely primarily upon the availability of debt or equity capital to fund these activities. Our ability to grow through acquisitions or development of Hotels will be limited if we cannot continue to obtain additional financing. Our ability to obtain more capital may also be limited by our Amended and Restated Declaration of Trust (as amended or supplemented, our “Declaration of Trust”) which limits our outstanding indebtedness to 50% of our investment in Hotel properties at cost, and some of our loan agreements impose more restrictions. Market conditions may make it difficult to obtain financing and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

We are subject to various risks related to our use of, and dependence on, debt.

The amount of interest we have to pay on outstanding variable rate debt, such as our line of credit, increases as interest rates increase, which may decrease cash available for distribution to shareholders. We cannot assure you that we will be able to meet our debt service obligations. If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Changes in economic conditions and/or our financial results or prospects could (a) result in higher interest rates on variable rate debt,

(b) reduce the availability of debt financing generally or debt financing at favorable rates, (c) reduce cash available for distribution to shareholders and (d) increase the risk that we could be forced to sell Hotels to repay debt, any of which could have a material adverse affect on us.

If we violate covenants in our debt agreements, including under our line of credit, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In that event, (a) our access to cash flow from such properties may be restricted, (b) we risk foreclosure on our Hotels subject to the loan or (c) we may be forced to sell one or more Hotels on unfavorable terms. Violations of certain line of credit covenants may result in our being unable to borrow unused amounts under our line of credit, even if repayment of some or all borrowings is not required.

In any event, financial covenants under our current or future debt obligations could impair our planned business strategies, by limiting our ability to borrow (a) beyond certain amounts or (b) for certain purposes, even if we think that such a borrowing is in the Company’s best interests.

Our ability to maintain our historic rate of distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvement requirements.

As a REIT, we are required to distribute at least 90% of our taxable income each year to our shareholders. In the event of continued or future downturns in our operating results and financial performance or unanticipated capital improvements to our Hotels, we may be unable to declare or pay distributions to our shareholders at historical rates, or at all. The timing and amount of distributions are in the sole discretion of our board of trustees, which will consider, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. From time to time, in the past, we have reduced our common share dividends substantially and we cannot assure you either that we will continue to generate sufficient cash in order to fund distributions at the same rate as our historic rate (or to fund any distribution), or that our board of trustees will continue to maintain our distributions at historic rates.

Among the factors which could adversely affect our results of operations and decrease our distributions to shareholders are reduced Hotel revenue; increases in operating expenses at the Hotels leased to our TRSs; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; and capital expenditures at our Hotels, including capital expenditures required by the franchisors of our Hotels. Hotel revenue can decrease for a number of reasons, including increased competition from new Hotels and decreased demand for Hotel rooms. These factors can reduce both occupancy and room rates at our Hotels, which would directly affect us negatively by (a) reducing the Hotel revenue that we recognize with respect to Hotels leased to our TRSs and (b) correspondingly reducing the profits (or increasing the loss) of Hotels leased to our TRSs. Many of our expenses cannot be reduced in tandem with revenue declines, (or we may choose not to reduce them for competitive reasons), and certain expenses may increased while our revenue declines. See “— Conflicts of interest and related party transactions — The IH Lessee and the IH Manager” above.

All dividends on our class C cumulative preferred shares must be paid or provided for on a current basis or we would not be able to pay dividends on common shares.

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

We may decide to sell Hotels, for a variety of reasons. We cannot assure you that we will be able to sell any Hotels on favorable terms, or that Hotels will not be sold for a loss. In 2004, we sold two Hotels for substantial losses, and in February 2005 we sold two Hotels for substantial losses. We are also under contract to sell a Hotel, which is expected to close in early March 2005, at a price representing a substantial loss.

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

Expansion of investment focus. While we have historically focused our investments in extended-stay and limited service Hotels, we are not restricted from investing in other Hotel-types or other geographic areas, including internationally. In 2004, the Company acquired the Sheraton Four Points Hotel in Ft. Walton Beach, FL, which is a full service, beach front Hotel in a resort area. We may continue to expand our investment horizon. There are risks to such activity, including that we have less experience acquiring, developing and owning, and the IH Manager has less experience operating, these kinds of Hotels as compared to extended-stay or limited service Hotels in the US. Investing outside of the US carries certain additional risk, such as, legal, political, and currency risk, which we have no experience with. These risks could negatively affect our cash flow available for distribution and result in the loss of some or all of our investment.

Our development activities may be more costly than we have anticipated.

As part of our growth strategy, we may develop additional Hotels, which may include the re-development of existing buildings for Hotel use or the substantial renovation and upgrading of an existing Hotel that is then re-flagged to a different Hotel brand. Development involves many substantial risks, which include the following:

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

Investment risks in the real estate industry generally may result in capital losses and may adversely affect our ability to make distributions to our shareholders.

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

Uninsured and underinsured losses. We, the IH Manager and the manager of our Sheraton Four Points Hotel in Ft. Walton Beach, FL have obtained property, casualty and other insurance with loss limits and coverage deemed reasonable by management (and with the intent to satisfy the requirements of lenders and franchisors). In doing so, we have made decisions with respect to deductibles, policy limits and terms based on management’s experience, our risk profile and loss history, the nature of our Hotels and businesses, our and our operators’ loss prevention efforts and the cost of insurance. These judgments may prove to leave us with inadequate insurance coverage for any particular loss.

All of our Hotels in California (and certain of our other Hotels, such as our Hotels in the Pacific Northwest) are located in areas that are subject to earthquake activity. These Hotels are located in areas of high seismic risk and some were constructed under pre-1985 building codes. No assurance can be given that an earthquake would not render significant damage to the Hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk. Additionally, areas in Florida where several of our Hotels are located may experience hurricane or high-wind activity. Our Sheraton Four Points Hotel in Ft. Walton Beach FL, for instance, sustained substantial damage (though no structural damage) during Hurricane Jeanne in September 2004. We have earthquake insurance on our Hotels in California and wind insurance on certain of our Hotels located in Florida. However, recovery under these policies is subject to substantial deductibles, and there is no assurance that this insurance will fully fund the re-building or restoration of a Hotel impacted by an earthquake, hurricane or high wind. We have no coverage from damage from earthquakes, floods or high wind caused by a terrorist attack.

Our insurance policies include certain coverage for property losses caused by certain terrorist acts. The Terrorism Risk Insurance Act of 2002 (“Insurance Act”), which became effective in November 2002, requires property and casualty insurers to offer terrorism insurance, for which they can charge additional premiums, and provides federal funds to help insurers pay claims from terrorist attacks. We have accepted such coverage under our primary property insurance policies. Based on information provided by our insurance agent, we understand that coverage offered pursuant to the Insurance Act applies, generally, to acts of terrorism on U.S. soil by foreign agents resulting in a total of more than $5 million of property and casualty insurance losses. Therefore, our understanding of the coverage offered pursuant to the Insurance Act is that they exclude losses from terrorist acts on U.S. soil by foreign agents that result in a total of less than $5 million of losses. Also, our understanding is that all terrorist coverage, whether included in the primary insurance policies or in the coverage offered under the Insurance Act, exclude coverage for losses from, among other things, acts of terrorism by U.S. based groups or individuals, nuclear devices and acts of war. The Insurance Act expires in December 2005 and there is no assurance that it will be renewed or that insurance against terrorist attacks will be available or affordable after 2005.

Various types of catastrophic losses may not be insurable (such as those resulting from war or a nuclear incident) or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. For instance, we do not carry insurance to protect specifically against damage caused by mold or environmental contamination. Inflation, changes in building codes and ordinances, environmental considerations and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a Hotel after it has been damaged or destroyed.

Accordingly, there can be no assurance (1) that the insurance coverage that we and/or our lessees and operators have obtained will fully protect us (or our lessees or operators) against insurable losses (i.e., losses may exceed coverage limits); (2) that we (or our lessees or operators) will not incur large deductibles that will adversely effect our earnings; (3) that we (or our lessees or operators) will not incur losses from risks that are not insurable or that are not economically insurable; or (4) that our current insurance coverage will continue to be available at reasonable rates. As a result, one or more large uninsured or underinsured losses could have a material adverse affect on us (or our lessees or operators).

Our lenders require us to maintain certain insurance coverage. We believe that we have complied with the insurance maintenance requirements under the governing loan documents. However, a lender may disagree, in which case the lender could obtain additional coverage and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary, or, in the latter case, we could be subjected to a foreclosure on Hotels collateralizing one or more loans. In addition, a material casualty to one or more Hotels collateralizing loans may result in (a) the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, or (b) the lender foreclosing on the Hotels if there is a material loss that is not insured.

Joint ventures and co-investments may limit our ability to manage or sell Hotels, which may adversely affect our result of operations.

We may joint venture or co-invest with other parties on Hotel acquisitions or developments. There are inherent risks in such arrangements, including but not limited to having to share control and seek our partners’ approval, disputes over control, strategy, or the timing or amount of maintenance or capital expenditures, conflicts regarding whether, when or at what price to sell the asset and becoming subject to negative publicity, financial loss or legal liabilities due to the actions of our partners.

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

It is possible that these ESAs do not reveal all environmental liabilities or that there are material environmental liabilities or compliance concerns that we are not aware of. Moreover, in certain cases the ESAs revealed environmental conditions that required some remediation or with respect to which we implemented procedures to specifically manage an identified issue, as in the case of small areas of non-friable asbestos commonly found in certain older building materials. The maintenance and removal of asbestos is highly regulated, and requires specific plans to manage asbestos in place and to remove it using certified contractors using specialized equipments if it is, or there is a risk that it will become, disturbed during construction work or otherwise. We cannot assure you that (i) future laws, ordinances or regulations will not impose material environmental liability, or (ii) the current environmental condition of a Hotel will not be affected by the condition of properties in the vicinity of the Hotel (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

There is an increasing focus on the potential for litigation over claims that mold (or other airborne contaminants) has damaged buildings and had adverse health effects. We have, infrequently, discovered relatively small amounts of mold-related damage in a limited number of our Hotels, which we believe are generally caused by one or more water intrusions (e.g., a roof leak, plugged air conditioner condensation lines, etc.). Mold (and certain other airborne contaminants) occurs naturally and is present in some quantity in virtually every structure, so we cannot assure you that it is not present, or will not in the future be present, in our Hotels, and it is possible that plaintiffs could successfully establish that mold (or another airborne contaminant) causes or exacerbates certain adverse health conditions. If any such potential plaintiffs (who could include Hotel guests and employees) are successful, and mold (or another airborne contaminant) does occur in our Hotels, we could incur liability, and such liability could be substantial. We generally have no insurance coverage for the cost of repairing or replacing elements of a building or its contents that are affected by mold (or other environmental conditions), or for defending or disposing of such suits.

Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or the “ADA,” all public accommodations must meet various federal requirements for access and use by disabled persons. Many states also have similar requirements. Compliance with the ADA’s requirements could require removal of access barriers, and our failure to comply could result in the U.S. or a state’s government imposing fines or in private litigants winning damages against us. As substantial renovations are planned to all or any substantial part of a Hotel, and in connection with the construction of any new Hotel or addition to an existing Hotel, our policy is to consult a local architect to insure compliance with all applicable codes and ADA. While we take these and other steps to confirm that we comply substantially with the ADA, and several of our Hotels were constructed recently and incorporated ADA compliance into the original design, there is no assurance that we will not be required to make unplanned, substantial modifications to our Hotel to comply with the ADA. If we are required to make substantial modifications to our Hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our ability to make distributions to our shareholders could be adversely affected.

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

We carry insurance on all of our Hotels and our business. The costs of property and casualty insurance carried by us and/or the IH Lessee rose substantially in the insurance renewal cycles after September 11, 2001. These increases were due primarily to the disruption in the insurance and stock markets caused by the September 11, 2001 terrorist attacks, to significant payouts that our insurers have made or may have to make in the future on certain covered claims by or against us, and to the location (i.e., California) and physical characteristics (i.e., non-sprinklered) of a number of our Hotels. While insurance pricing has moderated recently, these factors, as well as any future covered losses or other casualties, may result in (a) future insurance cost increases, (b) our inability to obtain (or economically obtain) important insurance coverage and/or (c) an increased risk of exposure to casualties if our insurance deductibles are substantially increased or the limits of our insurance coverage are substantially reduced. While in absolute dollars property tax is a much larger expense than insurance for us, our ability to make distributions could be adversely affected if insurance costs increase. Please see “—Investment risks in the real estate industry generally may adversely affect our ability to make distributions to our shareholders — Uninsured and Underinsured losses” above.

Franchise requirements could adversely affect distributions to our shareholders.

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

Authority to issue preferred shares. Our Declaration of Trust authorizes the board of trustees to issue up to 20,000,000 preferred shares, and to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or distributions, qualifications, or terms or conditions of redemption of any preferred shares issued. The issuance of preferred shares may discourage takeover offers for, or changes in control of our company, even if shareholders believe that such events may be in their best interest.

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

Business Combinations. Under Maryland law applicable to Maryland REITs, certain “business combinations” (including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities) with an “Interested Shareholder” are prohibited for five years after the person becomes an Interested Shareholder. An “Interested Shareholder” is any person who beneficially owns 10% or more of the voting power of our shares or our affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding voting shares, unless the board approved in advance the transaction by which he otherwise would have become an Interested Shareholder. After the five-year prohibition, any such business combination must be recommended by the board and approved by at least (a) 80% of the votes entitled to be cast by shareholders and (b) two-thirds of votes entitled to be cast by shareholders other than shares held by the Interested Shareholder, unless, among other conditions, shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. These provisions do not apply to business combinations that are approved by the board prior to the time that the person becomes an Interested Shareholder. This law applies to us.

Control Share Acquisitions. Maryland law as applicable to Maryland REITs provides that “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of beneficial interest owned by the acquirer or by officers or by trustees who are employees of the trust. “Control shares” are voting shares which, if aggregated with all shares previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: (i) one-tenth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more of all voting power. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the trust is a party to the transaction or (b) to acquisitions approved or exempted by the declaration of trust or bylaws of the trust. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares.

Our failure to qualify as a REIT under the federal tax laws will result in substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

The federal income tax laws governing REITs are complex. The REIT qualification requirements are complex. We have not obtained a ruling from the Internal Revenue Service that we qualify as a REIT. We cannot assure you that we will qualify as a REIT.

Failure to make distributions could subject us to tax. In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our REIT taxable income. To the extent that we satisfy this distribution minimum, but distribute less than 100% of our taxable income, we will be subject to federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders year is less than the minimum amount specified under federal tax laws. Our only source of funds to make these distributions comes from our TRSs, which in turn receives revenues from Hotel operations. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid tax in a given year.

Failure to qualify as a REIT would subject us to federal income tax. If we fail to remain qualified as a REIT in any taxable year we will be subject to federal income This would substantially reduce our income and cash available to pay distributions. The resulting tax liability might cause us to borrow funds, sell some of our investments, or take other steps that could negatively affect our operating results in order to pay any such tax. Moreover, subject to certain exceptions, we generally would be disqualified from re-electing treatment as a REIT until the fifth calendar year after the year in which we failed to qualify as a REIT.

Failure to qualify as a REIT may cause us to reduce or eliminate shareholder distributions, and we may face increased difficulty in raising capital or obtaining financing. If we fail to qualify or remain qualified as a REIT, we may have to reduce or eliminate any distributions to our shareholders in order to satisfy our income tax liabilities. Any distributions that we do make to our shareholders would be treated as taxable dividends to the extent of our current and accumulated earnings and profits. This would negatively affect the market price of our common shares. In addition, we may face increased difficulty in raising capital or obtaining financing if we fail to qualify or remain qualified as a REIT because of the resulting tax liability.

The formation of our TRS Lessee increases our overall tax liability. Our TRSs are subject to federal and state income tax. Accordingly, although our ownership of our TRSs will allow us to receive the after-tax operating income from our Hotels in addition to receiving rent, that operating income will be fully subject to income tax.

We will incur a 100% excise tax on transactions with our TRS Lessee that are not conducted on an arm's-length basis. For example, to the extent that the rent paid by our TRS Lessee to us exceeds an arm's-length rental amount, such amount potentially will be subject to this excise tax. We intend that all transactions between us and our TRS Lessee will be conducted on an arm's-length basis and, therefore, that the rent paid by our TRS Lessee to us will not be subject to this excise tax.

We are subject to other tax liabilities.

Even as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, such as tax on undistributed REIT taxable income and alternative minimum tax. If we sell a property in a "prohibited transaction," our gain from the sale would be subject to a 100% penalty tax. A prohibited transaction would be a sale of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Our TRSs are fully taxable corporations and are required to pay federal and state taxes on their income.

Complying with REIT requirements may force us to sell otherwise attractive investments.

To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets note withstanding their prospects as an investment) to avoid losing our REIT status. After January 1, 2005, if we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a minimum threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which the failure occurred, and (c) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

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

LIST OF EXHIBITS

Exhibit Number	Description of Exhibits

3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003).

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference).

10.1(a)	Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.1(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 1, 1997 (previously filed as Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(c)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 23, 1997 (previously filed as Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(d)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of March 1, 1998 (previously filed as Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(e)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of January 20, 2004 (previously filed as Exhibit 10.1(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.3	Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.4	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.5	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997, and incorporated herein by reference).

10.6(a)	Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.6(a) to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.6(b)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of October 9, 1998 (previously filed as Exhibit 10.6(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6(c)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of November 13, 2000 (previously filed as Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6(d)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of December 31, 2003 (previously filed as Exhibit 10.6(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6(e)	Amendment to Employment Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of January 7, 2005 (previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K files January 10, 1995, and incorporated by reference herein).

Exhibit Number	Description of Exhibits

10.6(f)	Severance Agreement between Innkeepers USA Trust and David Bulger, dated as of January 1, 2004 (previously filed as Exhibit 10.6(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6(g)	Severance Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of January 1, 2004 (previously filed as Exhibit 10.6(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.7	Form of Non-Compete Agreement between Innkeepers USA Trust and Jeffrey H. Fisher (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 12, 2003, and incorporated herein by reference).

10.8	Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.9	Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain Hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.10	Credit Agreement, dated as of July 24, 2004, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Wells Fargo Bank, N.A., Calyon New York Branch, Wachovia Bank, National Association, PNC Bank, National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 28, 2004, and incorporated herein by reference).

10.11	Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company’s Form 8-K filed on November 22, 1996, and incorporated herein by reference).

10.12	Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.16	Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.17	Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.18	Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.19	Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.20	Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.21	Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.21 (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.22	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

Exhibit Number	Description of Exhibits

10.23	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.24	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.25	Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.26	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.27	Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.28	Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.29	Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.30	Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.31	Master Lease Assignment Agreement, dated as of August 8, 2003, by and among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Innkeepers Hospitality, Inc., Innkeepers Hospitality Management, Inc., and various affiliates thereof (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein)).

10.32	Form of Hotel Management Agreement between KPA Leaseco, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.33	Form of Pooling and Cumulation Agreement by and among KPA Leaseco, Inc., KPA Leaseco II, Inc., KPA Leaseco III, Inc., KPA Leaseco IV, Inc., KPA Leaseco V, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.34	Omnibus Agreement for a 17-Hotel conversion, between Residence Inn by Marriott, Inc., TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.35	Lease Termination Agreement, dated as of February 27, 2004, among Summerfield KPA Lessee, L.P., Summerfield Hotel Leasing Company, L.P., Patriot American Hospitality Partnership, Innkeepers Summerfield General, L.P., Innkeepers Summerfield General II, L.P. and Innkeepers Sunrise Tinton Falls, L.P (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.36.	Form of Summerfield Suites by Wyndham Franchise Agreement to be applicable to Summerfield Suites by Wyndham Hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA (previously filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibits

10.37	First Amendment to Summerfield Suites by Wyndham Franchise Agreements referenced in Exhibit 10.36 above (previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.38	Indemnification Agreement between Innkeepers USA Trust and David Bulger, dated October 12, 2004. *

10.39	Indemnification Agreement between Innkeepers USA Trust and Mark Murphy, dated October 12, 2004. *

10.40	Indemnification Agreement between Innkeepers USA Trust and Miles Berger, dated October 12, 2004. *

10.41	Indemnification Agreement between Innkeepers USA Trust and Thomas J. Crocker, dated October 12, 2004. *

10.42	Indemnification Agreement between Innkeepers USA Trust and Jack P. Deboer, dated October 12, 2004. *

10.43	Indemnification Agreement between Innkeepers USA Trust and Randall L. Churchey, dated October 12, 2004. *

10.44	Indemnification Agreement between Innkeepers USA Trust and C. Gerald Goldsmith, dated October 12, 2004. *

10.45	Indemnification Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated October 12, 2004. *

10.46	Indemnification Agreement between Innkeepers USA Trust and Rolf E. Ruhfus, dated October 12, 2004. *

10.47	Indemnification Agreement between Innkeepers USA Trust and Joel F. Zemans, dated October 12, 2004. *

10.48	Separation Agreement, dated as of February 3, 2005, between Innkeepers USA Trust and David Bulger (previously filed as Exhibit 10.1 to the Company’s current report of Form 8-K filed on February 3, 2005, and incorporated by reference herein).

10.49	Sales Agreement, dated as of January 12, 2005, between Innkeepers USA Limited Partnership and Brinson Patrick Securities Corporation. (previously filed as Exhibit 1.1 to the Company’s current report of Form 8-K filed on January 19, 2005, and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith