Form 10-Q
period 2005-03-31
INNKEEPERS USA TRUST/FL
filed 2005-05-16
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of common shares of beneficial interest, $.01 par value, outstanding on May 10, 2005, was 42,774,412.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
ASSETS
Investment in hotels:
Land and improvements	$136,228	$127,392
Buildings and improvements	705,849	687,754
Furniture and equipment	104,278	101,909
Renovations in process	6,597	2,794
Hotels under development	4,029	3,864
Hotels held for sale	—	19,299

	956,981	943,012
Accumulated depreciation	(216,355)	(207,853)

Net investment in hotels	740,626	735,159

Cash and cash equivalents	28,408	22,837
Restricted cash and cash equivalents	9,662	10,781
Accounts receivable	7,078	4,577
Prepaid and other	2,075	2,539
Deferred and other	18,301	20,099

Total assets	$806,150	$795,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$239,906	$286,865
Accounts payable and accrued expenses	12,718	12,663
Payable to manager	429	209
Franchise conversion fee obligations	11,135	10,825
Distributions payable	5,713	5,450
Minority interest in Partnership	48,409	51,088

Total liabilities	318,310	367,100

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 42,774,412 and 37,966,756 issued and outstanding, respectively	428	380
Additional paid-in capital	458,828	396,631
Unearned compensation	(351)	(448)
Distributions in excess of earnings	(116,065)	(112,671)

Total shareholders’ equity	487,840	428,892

Total liabilities and shareholders’ equity	$806,150	$795,992

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
Revenue:
Hotel operating
Rooms	$53,031	$34,447
Food and beverage	299	77
Telephone	392	414
Other	1,271	654
Corporate
Percentage lease	—	5,073
Other	106	89

Total revenue	55,099	40,754

Expenses:
Hotel operating
Rooms	11,200	7,796
Food and beverage	236	77
Telephone	683	448
Other	595	297
General and administrative	5,690	3,417
Franchise and marketing fees	3,773	2,569
Amortization of deferred franchise conversion	363	226
Advertising and promotions	1,688	1,160
Utilities	2,961	1,670
Repairs and maintenance	2,424	1,944
Management fees	1,792	1,146
Amortization of deferred lease acquisition	131	120
Insurance	387	255
Corporate
Depreciation	8,502	7,811
Amortization of franchise fees	17	10
Ground rent	129	127
Interest	4,908	4,494
Amortization of loan origination fees	210	269
Property taxes and insurance	2,893	2,778
General and administrative (excluding amortization of unearned compensation)	2,038	1,631
Amortization of unearned compensation	97	227
Other charges	2,698	371

Total expenses	53,415	38,843

Income before minority interest	1,684	1,911
Minority interest, common	20	157
Minority interest, preferred	(1,068)	(1,068)

Income from continuing operations	636	1,000
Discontinued operations	1,436	833

Net income	2,072	1,833
Series A Preferred Share issuance costs	—	(4,249)
Preferred share dividends	(2,900)	(2,789)

Net loss applicable to common shareholders	$(828)	$(5,205)

Earnings (loss) per share data:
Basic – continuing operations	$(0.06)	$(0.16)

Basic	$(0.02)	$(0.14)

Basic – weighted average shares	39,902,804	37,430,579

Diluted – continuing operations	$(0.06)	$(0.16)

Diluted	$(0.02)	$(0.14)

Diluted – weighted average shares	39,902,804	37,430,579

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,072	$1,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,320	9,266
Extinguishment of debt	2,698	—
Interest on franchise conversion fee obligations	254	—
Other charges	274	—
Minority interests	1,048	911
Gain on sale of hotel included in discontinued operations	(1,490)	(1,029)
Changes in operating assets and liabilities:
Accounts receivable (excluding allowance)	(2,962)	2,398
Allowance for doubtful accounts	461	—
Prepaid and other	464	402
Accounts payable and accrued expenses	55	4,319
Payable to manager	220	(452)

Net cash provided by operating activities	12,414	17,648

Cash flows from investing activities:
Investment in hotels	(32,544)	(6,964)
Proceeds from property insurance	782	—
Proceeds from sale of hotels	20,789	4,028
Net withdrawals (deposits) into restricted cash and cash equivalents	1,119	(323)
Lease acquisitions	—	(1,336)
Payment of franchise fees	(45)	—
Repayment of advances	150	—

Net cash used in investing activities	(9,749)	(4,595)

Cash flows from financing activities:
Proceeds from debt issuance	46,000	—
Payments on debt	(95,657)	(1,202)
Payments on franchise conversion fee obligations	(686)	(91)
Distributions paid to unit holders	(1,135)	(1,103)
Distributions paid to shareholders	(5,178)	(3,400)
Redemption of shares or units	—	(115,730)
Proceeds from issuance of common and preferred shares	59,585	140,300
Loan origination fees and costs paid	(23)	(34)

Net cash provided by financing activities	2,906	18,740

Net increase in cash and cash equivalents	5,571	31,793
Cash and cash equivalents at beginning of year	22,837	9,586

Cash and cash equivalents at end of year	$28,408	$41,379

Supplemental cash flow information:
Interest paid	$4,818	$4,331

Supplemental disclosure of non-cash information –

See Note 1 for a description of the Marriott Takeback Transaction

A common unit holder in the Company’s operating partnership converted 407,656 common units into common shares during the three months ended March 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1. Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at March 31, 2005, owned 68 hotels with an aggregate of 8,521 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the Hotels from the Partnership (the “TRSs,” and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 67 Hotels for Innkeepers and a third party manages one of the Hotels.

TRS Transaction. From January 1, 2003 through November 30, 2003, 60 of the Hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage lease rent based on the room revenues of the Hotel. The IH Lessee operated 44 of the Hotels for that entire 11-month period. Affiliates of Marriott International, Inc. (“Marriott”) operated 17 of the Hotels for part of 2003, under management agreements with the IH Lessee. At various times during April 2003 to July 2003, the IH Lessee terminated the Marriott management agreements for those 17 Hotels and began managing those Hotels directly. (see “— Management Conversion of Marriott-Managed Hotels” below). A Hotel acquired in June 2003 was leased by the Company to a TRS of the Company, and the TRS engaged the IH Manager to manage the Hotel. As of December 1, 2003, TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 of the Hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 Hotels. The IH Lessee continued to lease and manage the 37 Hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, TRSs acquired the Percentage Leases on the remaining 37 Hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those Hotels as those Percentage Leases were acquired. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. This transaction is referred to as the “TRS Transaction”.

Wyndham Lease Termination Transaction. During 2003, six of the Company’s Hotels were leased to affiliates of Wyndham International, Inc. (“Wyndham” and the “Summerfield Lessee”), and affiliates of the Summerfield Lessee operated those Hotels. The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” Between March 1, 2004 and April 1, 2004, the Company (i) terminated the Percentage Leases (and related agreements) with the Summerfield Lessee, (ii) entered into new Percentage Leases with its TRSs on economic terms substantially similar to those in the terminated Percentage Leases, (iii) caused the TRSs to enter into management agreements with the IH Manager (with terms similar to the management agreements entered into with the IH Manager in connection with the TRS Transaction) and (iv) caused the TRSs to enter into franchise agreements with an affiliate of Wyndham with respect to the five Hotels operating under the Summerfield Suites by Wyndham brand. No consideration was paid to the Summerfield Lessee or its affiliates in connection with the termination of the Summerfield Lessee’s Percentage Leases. This transaction is referred to as the “Wyndham Lease Termination Transaction.”

All but one of the Company’s Hotels are managed by the IH Manager under management agreements with the TRSs at March 31, 2005. The TRSs are responsible for paying all Hotel operating expenses, including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (see “—Management Conversion of Marriott-Managed Hotels” below), utility costs, and general repairs and maintenance. The TRSs are also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as property taxes and insurance, ground rent, and capital expenditures. As a result of theTRS transaction, Hotel-level revenue is reflected in the Company’s financial statements as “Hotel operating revenue” and Hotel-level expense is reflected in the Company’s financial statements as “Hotel operating expense.” The Company had Hotels operating under the previous structure during the three months ended March 31, 2004 and therefore the accompanying statements of operation for the three months ended March 31, 2004 reflect percentage lease revenue.

Management Conversion of Marriott-Managed Hotels. Between April 2003 and July 2003, the Company, the IH Lessee, Marriott and various affiliates thereof completed a transaction under which the IH Lessee (1) converted the agreements under which 17 of our Hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) became the manager of the Hotels. The TRSs assumed the IH Lessee’s obligations under the agreements executed in connection with this transaction. Under those agreements, the TRSs will pay Marriott (1) a franchise fee of 6.5% of room revenues for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous agreements with Marriott) and (2) $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). A portion of the Conversion Fee will be waived for a year if the converted Hotels’ room revenues decline below certain levels and certain other conditions are met. The Conversion Fee was subject to an aggregate credit of $750,000 from Marriott; the Company applied $375,000 of the credit to the $850,000 Conversion Fee due for 2004. Other than the fees discussed above, the fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. This transaction is referred to as the “Marriott Takeback Transaction.”

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controlled the IH Lessee and controls the IH Manager. Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham.

Acquisitions and Sales of Hotels

In January 2005, the Company acquired an existing 83-room Hampton Inn Hotel in Columbia, Maryland for a gross amount of $10 million, including closing costs and anticipated capital expenditures.

In January 2005, the Company acquired an existing 190-room Hotel in Montvale, NJ, for a gross amount of $23 million, including closing costs and anticipated capital expenditures. The Company closed the Hotel to begin a $5 million renovation to convert the Hotel to a Courtyard which is expected to open in 2006.

In February 2005, the Company sold a 112-suite Residence Inn Hotel in Portland, OR for a gross amount of $8.5 million and a 120-suite Residence Inn Hotel in Vancouver, WA for a gross amount of $6.4 million.

In March 2005, the Company sold a 204-room Holiday Inn Express Hotel in Lexington, MA for a gross amount of $6.4 million.

Issuance of Common Share

In February 2005, the Company completed a public offering of 4.4 million common shares at $13.71 per share. The net proceeds from the offering of $59.6 million were used to pay down a portion of the Company’s outstanding indebtedness under its unsecured line of credit.

2. Basis of Presentation

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

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

4. Recently Issued Accounting Pronouncements

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107. The interpretations in this staff accounting bulletin (“SAB”) express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R“ or the “Statement”) and certain Securities and Exchange Commission (“SEC”) rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. The Company is reviewing the statement and evaluating the impact, if any, of this statement.

5. Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts to the estimated uncollectible amounts of recorded accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of accounts receivable. The Company increased the allowance for doubtful accounts from $58,000 at December 31, 2004 to $519,000 at March 31, 2005. See Note 10.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Income from continuing operations	$636	$1,000
Series A Preferred Share issuance costs	—	(4,249)
Preferred share dividends	(2,900)	(2,789)

Loss applicable to common shareholders from continuing operations	(2,264)	(6,038)
Discontinued operations	1,436	833

Net loss applicable to common shareholders	$(828)	$(5,205)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	39,902,804	37,430,579
Effect of dilutive securities:
Share options	—	—
Restricted shares	—	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	39,902,804	37,430,579

Earnings (loss) per share data:
Basic-continuing operations	$(0.06)	$(0.16)
Basic-discontinued operations	0.04	0.02

Basic	$(0.02)	$(0.14)

Diluted-continuing operations	$(0.06)	$(0.16)
Diluted-discontinued operations	0.04	0.02

Diluted	$(0.02)	$(0.14)

The conversion of Common Units into common shares has no effect on earnings (loss) per share. The conversion of Class B Preferred Units and outstanding options are anti-dilutive (i.e. assuming conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share.

7. Other Charges

Other charges for the three months ended March 31, 2005 and 2004 include the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Advisory services	—	32
TRS Transaction costs	—	89
Marriott Takeback Transaction	—	250
Extinguishment of Debt	2,698	—

	$2,698	$371

The advisory services (which included legal fees to the special committee of the Board of Trustees) and TRS Transaction costs are related to the TRS Transaction. The Company reimbursed the IH Manager for expenses incurred for the transition of 17 hotels managed by Marriott to the IH Manager as part of the Marriott Takeback Transaction. Extinguishment of debt includes prepaid interest, loan origination fees and other costs associated with the partial defeasance of outstanding debt of $16.5 million encumbering three Hotels that were sold during the three months ended March 31, 2005.

8. Discontinued Operations

The Company classified three Hotels as held for sale at December 31, 2004. The Company recognized an impairment loss of $11.4 million in 2003 relating to two of these three Hotels and an additional impairment loss of $380,000 was recognized in 2004 relating to one of those two Hotels. The Company recognized a loss of $246,000 relating to the third hotel in 2004. The three Hotels were sold in February 2005 and March 2005 for a gain on the sales of $1,490,000.

The Company sold a Hotel in January 2004 and recognized a gain on the sale of $1,029,000. The Company recognized an impairment loss of $6.5 million relating to this hotel in 2002. The Company sold a Hotel in July 2004 and recognized a loss on the sale of $247,000. The Company recognized an impairment loss of $3.8 million relating to this hotel in 2002.

The results of operations from the three hotels classified as held for sale at December 31, 2004 are recognized as discontinued operations for the three months ended March 31, 2005. The results of operations for all five hotels are classified as discontinued operation for the three months ended March 31, 2004. Previously reported results of operations for these Hotels have been reclassified to reflect that these Hotels are held for sale (or were held for sale prior to being sold).

The following table sets forth the components of discontinued operations for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Hotel operating revenue	$923	$2,001
Percentage Lease revenue	—	74
Other revenue	28	22
Hotel operating expenses	(926)	(1,520)
Depreciation	—	(600)
Amortization of franchise fees	(2)	(4)
Property taxes and insurance	(77)	(167)
General and administrative	—	(2)
Gain on sale of hotels	1,490	1,029

	$1,436	$833

9. Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $5,693,000 (related primarily to accumulated net operating losses) at March 31, 2005 and the gross deferred tax asset associated with these future tax deductions was approximately $2,569,000. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

10. Uncertainty

The Company recorded a $431,000 charge for the three months ended March 31, 2005 to reflect the estimated loss from misappropriation of receipts on hotel accounts receivable by an employee at one of the 68 Hotels. The Company believes that some or all the misappropriation occurred prior to December 31, 2004 based on the results of the Company’s Investigation to date. The Company’s investigation is continuing to determine whether, how and to what extent misappropriation occurred. The Company has an insurance policy under which it believes that it will recover substantially all of the loss, however, there can be no assurance that recovery under such insurance policy will be obtained.

11. Subsequent Events

In May 2005, the Company acquired an existing 224-room Westin Hotel in Morristown, NJ for a gross amount of $35 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”). Capitalized terms used but not defined in this section have the meanings ascribed in the notes to the consolidated financial statements included in this Report on Form 10-Q. An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the 10-K. The Company’s 2004 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

The following chart sets forth certain information with respect to the Hotels at March 31, 2005:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended Stay
Residence Inn	42	5,044
Summerfield Suites by Wyndham	5	650
Homewood Suites by Hilton	1	146
Sunrise Suites (1)	1	96

	49	5,936

Upscale
Doubletree Guest Suites	1	105
Four Points by Sheraton	1	216
Courtyard (2)	3	529

	5	850

Mid Price
Hampton Inn (3)	13	1,640
TownePlace Suites	1	95

	14	1,735

	68	8,521

(1)	This Hotel is operated independently of any franchise.
(2)	Two of these Hotels are closed for renovation and conversion to a Courtyard.
(3)	One of these Hotels is closed for renovation and conversion to a Hampton Inn.

Occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) for 65 of the Hotels are presented in the following table.

	Three Months Ended March 31,		Percentage increase (decrease)
	2005	2004
Portfolio (1)
ADR	$102.58	$95.70	7.2%
Occupancy	72.33%	71.23%	1.5
RevPAR	74.20	68.17	8.9

By Price Segment
Upscale Extended Stay (2)
ADR	$101.81	$96.17	5.9%
Occupancy	75.14%	74.01%	1.5
RevPAR	76.50	$71.18	7.5
Upscale (3)
ADR	$119.35	$102.95	15.9%
Occupancy	68.96%	77.70%	(11.3)
RevPAR	82.31	$79.99	2.9
Mid Price (4)
ADR	$100.70	$90.60	11.2%
Occupancy	62.54%	58.66%	6.6
RevPAR	62.97	$53.15	18.5

(1)	Includes 65 hotels, excludes three hotels closed for renovation and conversion
(2)	Includes 49 hotels
(3)	Includes 3 hotels, excludes two hotels closed for renovation and conversion
(4)	Includes 13 hotels, excludes one hotel closed for renovation and conversion

Results of Operations

Comparison of the Three Months Ended March 31, 2005 (“2005”) to the Three Months Ended March 31, 2004 (“2004”)

The Company had total revenue for 2005 of $55,099,000 consisting of $0 of percentage lease revenue from the Lessees, $54,993,000 of Hotel operating revenue and $106,000 of other revenue compared to total revenue of $40,754,000 for 2004, consisting of $5,073,000 of percentage lease revenue from the Lessees, $35,592,000 of Hotel operating revenue and $89,000 of other revenue. The increase in Hotel operating revenue and decline in percentage lease revenue from 2004 to 2005 was due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction.

Room revenue increased $3,767,000 resulting from a 8.9% RevPAR increase (8.9% RevPAR increase) at 65 (excludes three Hotels closed for renovation and conversion) of our Hotels on a comparable basis (comparing a Hotels room revenue from 2004 to 2005). A portion of the room revenue in 2004 was used to calculate percentage lease revenue which was remitted to the Company from the Lessees. Room revenue in 2005 was recognized by the Company due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction.

The Company acquired a Hotel in January 2005 which is included in the 8.9% RevPAR increase. This Hotel contributed $543,000 of room revenue recognized in 2005. The Company acquired another Hotel in January 2005 which is closed for renovation and conversion and is not included in the 8.9% RevPAR increase. This Hotel had no impact on the room revenue comparison from 2004 to 2005.

The Company acquired a Hotel in December 2004 which is included in the 8.9% RevPAR increase. This Hotel contributed $1,195,000 in room revenue recognized in 2005. The Company acquired a Hotel in June 2004 which is closed for renovation and conversion and is not included in the 8.9% RevPAR increase. This Hotel had no impact on the room revenue comparison from 2004 to 2005. The Company acquired two Hotels in May 2004 which are included in the 8.9% RevPAR increase. These two Hotels contributed $2,311,000 of room revenue recognized in 2005. The Company acquired a Hotel in June 2003 which is closed for renovation and conversion and is not included in the 8.9% RevPAR increase. This hotel contributed $552,000 of room revenue recognized in 2004.

The Company sold three Hotels in February and March 2005 which are not included in the 8.9% RevPAR increase, Room revenue decreased $618,000 from 2004 to 2005 from the sale of these three Hotels.

The Company sold a Hotel in January 2004 and another Hotel in July 2004 which are not included in the 8.9% RevPAR increase. Room revenue decreased $529,000 from 2004 to 2005 from the sale of these two Hotels.

The increase in room revenue resulting from the 8.9% RevPAR increase at 61 of our Hotels (excludes four Hotels acquired in 2005 and 2004 and three Hotels closed for renovation and conversion, of which two were acquired in 2005 and 2004) is $3,650,000 with the exclusion of the seven Hotel acquisitions and five Hotel dispositions discussed above.

The net result from the 8.9% RevPAR increase at 61 of our Hotels and the acquisition and disposition of Hotels was an increase in room revenue of $6,000,000. Room revenue in 2004 was used to calculate percentage lease revenue which was remitted to the Company from the Lessees. Room revenue in 2005 was recognized by the Company due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction

The Company had Hotel operating expenses (excluding discontinued operations) for 2005 of $31,923,000 compared to Hotel operating expenses in 2004 of $21,125,000. The increase in Hotel operating expenses from 2004 to 2005 was due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction.

Hotel operating expenses increased $2,419,000 from 2004 to 2005 at 55 of our Hotels (Excludes from this discussion are six Hotels which were leased to and managed by Wyndham in 2004) on a comparable basis. The increase was due to increased management fees to the IH Manager in 2005, expenses as a result of increased occupancy in 2005, and increased franchise and marketing fees as a result of increased room revenue in 2005 and fees associated with the Marriott Takeback transaction in 2005.

The Hotel acquired in January 2005 incurred $278,000 in Hotel operating expenses. The Hotel acquired in January 2005 which is closed for renovation and conversion incurred $21,000 in Hotel operating expenses. The Hotel acquired in December 2004 incurred $644,000 in Hotel operating expenses in 2005. The Hotel acquired in June 2004 which is closed for renovation and conversion incurred $158,000 Hotel operating expenses in 2005. The two Hotels acquired in May 2004 incurred $1,060,000 in Hotel operating expenses in 2005. The Hotel acquired in June 2003 which is closed for renovation and conversion had a decrease in operating expenses of $392,000 from 2004 to 2005.

The three Hotels sold in 2005 had a decrease of $282,000 in Hotel operating expenses from 2004 to 2005. The two hotels sold in 2004 incurred Hotel operating expenses of $429,000 in 2004.

The net result of the increase in Hotel operating expenses at 55 of our Hotels and the acquisition and disposition of Hotels was an increase in Hotel operating expenses of $3,477,000. A portion of the Hotel operating expenses incurred in 2004 were the responsibility of the Lessees and were not recognized by the Company. Hotel operating expenses incurred in 2005 was recognized by the Company due to the TRS Transaction and Wyndham Lease Termination Transaction.

The Company’s TRS incurred a net loss of $1,703,000 in 2005 compared to a net loss of $1,734,000 in 2004. The Company recognized Hotel operating revenue and expenses on 23 Hotels in 2004. The Company acquired the remaining leasehold interests on 43 Hotels from the Lessees in the first quarter of 2004 and recognized Hotel operating revenue and expenses on these Hotels after the leasehold acquisition and recognized percentage lease revenue remitted to the Company from the Lessees on the 43 Hotels during a portion of the first quarter 2004.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion, amortization of deferred lease acquisition, and amortization of unearned compensation (“Depreciation and Amortization”) (includes depreciation in discontinued operations) remained relatively constant 2005 at $9,320,000 in the aggregate for 2005 compared to $9,263,000 for 2004.

Interest expense for 2005 was $4,908,000 compared to $4,494,000 for 2004. This increase was due primarily to the Company’s $135 million unsecured line of credit (the “Line of Credit”) having an outstanding balance of $30,574,000 at March 31, 2005 and $59,574,000 at December 31, 2004 resulting in increased interest expense. The Line of Credit had an outstanding balance of $0 for 2004.

Property taxes and insurance (includes discontinued operations) remained relatively constant in 2005 at $2,970,000 compared to $2,945,000 for 2004.

Corporate general and administrative expenses increased $407,000, to $2,038,000 in 2005 from $1,631,000 in 2004. This increase was due primarily to an increase in salaries and benefits and fees associated with complying with certain of Sarbanes-Oxley rules.

Other charges in 2005 increased $2,327,000 to $2,698,000 compared to $371,000 in 2004. This increase is due to an extinguishment of debt which incurred $2,698,000 in interest, fees and costs in 2005 and a decrease in TRS Transaction costs and advisory services of $121,000 and $250,000 paid to the IH Manager for the transition of 17 hotel properties managed by Marriott to the IH Manager as a part of the Marriott Takeback Transaction.

Discontinued operations increased $603,000 from income of $833,000 in 2004 to income of $1,436,000 in 2005. The increase is due primarily to a gain on the sale of Hotels recognized in 2005 of $1,490,000 compared to a gain on the sale of Hotels recognized in 2004 of $1,029,000.

Preferred share dividends decreased $4,138,000 to $2,900,000 from $7,038,000 due primarily to $4,249,000 in issuance costs recognized when the Series A preferred shares were redeemed in January 2004.

Net loss applicable to common shareholders for 2004 was $5,205,000 or $(0.14) per diluted share, compared with a net loss of $828,000 or $(0.02) per diluted share for 2005. This change was due primarily to the factors discussed previously.

Liquidity and Capital Resources

The Company’s principal source of liquidity is derived from hotel operations. The Company expects that its cash from hotel operations during 2005 will be adequate to meet its liquidity and capital expenditure needs during the year, excluding acquisitions, development, and re-branding projects. The Company currently expects to fund its acquisitions, development, and re-branding projects primarily with the Company’s current cash on hand and by borrowing on its Line of Credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents (including restricted cash and restricted cash equivalents) at March 31, 2005 and 2004 were $38,070,000 and $49,288,000, including $0 and $199,000, respectively, which the Company was required, under the Percentage Leases, to make available to the Lessee for the replacement and refurbishment of furniture and equipment and certain other capital expenditures. Additionally, cash and cash equivalents included $9,662,000 and $7,710,000 at March 31, 2005 and 2004, respectively, that was held in escrow by lenders to pay for insurance, taxes, debt service, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the three months ended March 31, 2005 and 2004 was $12,414,000 and $17,648,000, respectively. The decrease in net cash provided by operating activities was primarily the result of an increase in accounts receivable, and decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $9,749,000 for the three months ended March 31, 2005. This was comprised primarily of proceeds from the sales of hotels of $20,789,000 offset by the acquisition of two hotels for $26,300,000 and capital expenditures of $6,200,000.

Net cash used in investing activities was $4,595,000 for the three months ended March 31, 2004. This was comprised primarily of (a) renovations at certain hotels for $6,805,000, (b) the acquisition of leases from the IH Lessee for $1,336,000, (c) net deposits of $323,000 into certain restricted cash accounts, and (d) deposits and costs of $159,000 incurred in connection with the potential acquisition of a hotel, which were partially offset by the net proceeds from the sale of the Residence Inn by Marriott located in Eden Prairie, NM of $4,028,000.

Net cash provided by financing activities was $2,906,000 for the three months ended March 31, 2005, consisting primarily of the proceeds from issuance of Common shares of $59,585,000 and borrowing on the line of credit of $46,000,000 reduced by proceeds from debt issuance of $95,657,000 and distributions paid of $6,313,000.

Net cash provided by financing activities was $18,740,000 for the three months ended March 31, 2004, consisting primarily of the proceeds from the issuance of the Series C preferred shares of $140,300,000, partially offset by (a) the redemption of the Series A Preferred Shares of $115,730,000, (b) distributions paid of $4,503,000, (c) loan costs paid of $34,000, (d) franchise fee obligation principal payments of $91,000.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and Common Units since its inception. The 2005 first quarter distribution was $0.06 per common share or unit. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and the 2005 first quarter distribution was $0.275 per Class B Preferred Unit Dividend and $0.50 were paid on each Series C Preferred Share for the first quarter of 2005. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotels, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotels, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The interest rate on Company’s $135,000,000 unsecured Line of Credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The Line of Credit matures on July 23, 2007. The actual amount that can be borrowed under the Line of Credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At March 31, 2005, the Company (i) had $30.6 million of borrowings outstanding under the Line of Credit and (ii) had available to it approximately $95 million under the Line of Credit (assuming the proceeds were used for the acquisition of hotel properties). At March 31, 2005, the Company was in compliance with the financial covenants contained all of in its various loan agreements.

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

Related Party Transactions

The Company has entered into a number of transactions and arrangements that involve conflicts of interest. For a description of these transactions and arrangements, please see “Risk Factors – Conflicts of Interest and Related Party Transactions” beginning on page R-2 in the 10-K. See also Notes 10, 11 and 12 to the Company’s financial statements beginning on page F-1 in the 10-K.

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

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. Management believes that the presentation of FFO (defined below) provides useful supplemental information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. Many other real estate companies use FFO as a measure of their financial and operating performance, which provides another basis for comparison for management. FFO, as defined, adds back historical cost depreciation. Historical cost depreciation assumes the value of real estate assets diminishes predictably over a certain period of time. In fact, real estate asset values historically have increased or decreased with market conditions. Consequently, FFO may be a useful supplemental measures in evaluating financial and operating performance by disregarding, or adding back, historical cost depreciation in the calculation of FFO. Additionally, FFO per share targets have historically been used to determine a significant portion of the incentive compensation of the Company’s senior management.

NAREIT defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles (GAAP), excluding gains (losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in compliance with the NAREIT definition.

None of these measures should be considered as an alternative to net income, net cash provided by operating activities, or any other financial and operating performance measure prescribed by GAAP. These measures should only be used in conjunction with GAAP measures.

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three months ended March 31, 2005 and 2004 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2004
Net loss applicable to common shareholders	$(828)	$(5,205)

Depreciation	8,502	7,811

Depreciation included in discontinued operations	—	600

Minority interest, common	(20)	(157)
Gain on sale of hotels included in discontinued operations	(1,490)	(1,029)

FFO	$6,164	$2,020

Denominator for diluted earnings per share	39,902,804	37,430,579
Effect of dilutive securities:
Stock options	108,478	4,188
Restricted shares	45,345	49,746
Weighted average:
Common Units	976,640	1,167,236

Denominator for diluted FFO per share	41,033,267	38,651,749

Diluted FFO per share	$0.15	$0.05

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

Cautionary statements set forth in reports filed by the company from time to time with the SEC discuss important factors impacting, or that could impact, the company and its results or forecasted results. These factors include, without limitation, (i) the operational risks of the hotel business (including decreasing hotel revenues and increasing hotel expenses) under the company’s taxable REIT subsidiary structure, (ii) risks that war, terrorism or similar activities, widespread health alerts, disruption in oil imports or higher oil prices or changes in domestic or international political environments negatively affect the travel industry and the company, (iii) risk that the performance and prospects of businesses and industries that are important hotel demand generators in the company’s key markets decline (e.g., technology, automotive, aerospace, pharmaceuticals), (iv) risk that international, national, regional and/or local economic conditions will, among other things, negatively affect demand for the company’s hotel rooms and the availability and terms of financing, (v) risk that the company’s ability to maintain its properties in competitive condition becomes prohibitively expensive, (vi) risk that pricing in the hotel acquisition market becomes prohibitively expensive or non-financeable and that potential acquisitions or developments do not perform in accordance with expectations, (vii) changes in travel patterns or the prevailing means of commerce (i.e., e-commerce), (viii) the complex tax rules that the company must satisfy to qualify as a REIT, and (ix) governmental regulation that may increase the company’s cost of doing business or otherwise negatively effect its business or its attractiveness as an investment and create risk of liability for non-compliance (e.g., changes in laws affecting taxes or dividends, compliance with the Americans with Disabilities Act, workers compensation law changes, the Sarbanes-Oxley law, etc.).

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

For debt obligations outstanding at March 31, 2005, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:								(1)
Fixed Rate	$3,635	$5,194	$26,272	$4,624	$157,850	$197,575	$199,332
Average Interest Rate	7.70%	7.71%	8.07%	7.57%	7.49%	7.58%	—
Variable Rate	—	—	$30,574	—	$10,000	$40,574	$40,574
Average Interest Rate	—	—	5.27%	—	3.30%	3.89%	—

(1)	A mortgage has a balance outstanding at March 31, 2005 of $13 million with a stated interest rate of 10.35%. The fair value market interest rate for this mortgage is 7.0%. The adjustment to reflect a fair value market interest rate of 7.0% is an increase to the mortgage balance outstanding of $1.8 million.

The table incorporates only those exposures that existed as of March 31, 2005 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

At March 31, 2005, the Company had $30,574,000 in outstanding borrowings under its Line of Credit, which matures in July 2007.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of March 31, 2005, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company evaluated specifically the internal control policies relating to hotel accounts receivable in light of the possible misappropriation referred to in Note 10 to the Company’s financial statements for the three months ended March 31, 2005. The Company has made certain changes to its policies. The Company does not believe that these changes have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The Company is continuing its investigation of this matter. As additional facts come to light, the Company will assess whether more changes to internal control policies are warranted.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In February 2005, the Company completed a public offering of 4.4 million common shares at $13.71 per share. The net proceeds from the offering of $59.6 million were used to pay down a portion of the Company’s outstanding indebtedness under its unsecured line of credit.

ITEM 6 – Exhibits and Reports in Form 8-K

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

INNKEEPERS USA TRUST

/s/ David Bulger
May 10, 2005	David Bulger
Executive Vice President, Chief Financial Officer
And Treasurer

EXHIBIT INDEX

Exhibit	Description
31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002