Form 10-Q
period 2005-06-30
INNKEEPERS USA TRUST/FL
filed 2005-08-09
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24568

INNKEEPERS USA TRUST

(Exact name of registrant as specified in its charter)

Maryland	65-0503831
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

340 Royal Poinciana Way, Suite 306, Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

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

The number of common shares of beneficial interest, $.01 par value, outstanding on August 3, 2005, was 42,914,086.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS
Investment in hotels:
Land and improvements	$146,604	$127,392
Buildings and improvements	726,100	687,754
Furniture and equipment	110,101	101,909
Renovations in process	12,318	2,794
Hotels under development	4,061	3,864
Hotels held for sale	—	19,299

	999,184	943,012
Accumulated depreciation	(225,121)	(207,853)

Net investment in hotels	774,063	735,159

Cash and cash equivalents	27,167	22,837
Restricted cash and cash equivalents	8,606	10,781
Accounts receivable, net	7,427	4,577
Prepaid and other	2,145	2,539
Deferred and other	17,633	20,099

Total assets	$837,041	$795,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$263,609	$286,865
Accounts payable and accrued expenses	17,274	12,663
Payable to manager	395	209
Franchise conversion fee obligations	11,007	10,825
Distributions payable	7,463	5,450
Minority interest in Partnership	48,427	51,088

Total liabilities	348,175	367,100

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 42,874,412 and 37,966,756 issued and outstanding, respectively	429	380
Additional paid-in capital	460,171	396,631
Unearned compensation	(1,557)	(448)
Distributions in excess of earnings	(115,177)	(112,671)

Total shareholders’ equity	488,866	428,892

Total liabilities and shareholders’ equity	$837,041	$795,992

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Hotel operating
Rooms	$60,342	$52,148	$113,373	$86,594
Food and beverage	1,617	295	1,916	372
Telephone	467	474	859	888
Other	1,496	1,242	2,767	1,896
Corporate
Percentage lease	—	—	—	5,073
Other	148	99	254	189

Total revenue	64,070	54,258	119,169	95,012

Expenses:
Hotel operating
Rooms	12,578	11,440	23,778	19,236
Food and beverage	1,103	284	1,339	361
Telephone	722	734	1,405	1,183
Other	653	494	1,248	791
General and administrative	6,002	4,853	11,692	8,269
Franchise and marketing fees	4,177	3,548	7,950	6,117
Amortization of deferred franchise conversion	293	274	656	500
Advertising and promotions	2,025	1,680	3,713	2,840
Utilities	2,610	2,299	5,571	3,973
Repairs and maintenance	3,440	2,768	5,864	4,709
Management fees	1,770	1,727	3,562	2,873
Amortization of deferred lease acquisition	131	131	262	250
Insurance	393	439	780	697
Corporate
Depreciation	8,767	7,881	17,269	15,692
Amortization of franchise fees	18	12	35	22
Ground rent	130	119	259	247
Interest	4,241	4,598	9,149	9,092
Amortization of loan origination fees	225	214	435	483
Property taxes and insurance	3,112	2,791	6,005	5,569
General and administrative	1,853	1,199	3,891	2,830
Amortization of unearned compensation	158	214	255	441
Other charges	355	107	3,053	478

Total expenses	54,756	47,806	108,171	86,653

Income before minority interest	9,314	6,452	10,998	8,359
Minority interest, common	(97)	(82)	(77)	76
Minority interest, preferred	(1,068)	(1,068)	(2,136)	(2,136)

Income from continuing operations	8,149	5,302	8,785	6,299
(loss) income from discontinued operations	(73)	251	1,363	1,087

Net income	8,076	5,553	10,148	7,386
Series A Preferred Share issuance costs	—	—	—	(4,249)
Preferred share dividends	(2,900)	(2,900)	(5,800)	(5,689)

Net income (loss) applicable to common shareholders	$5,176	$2,653	$4,348	$(2,552)

Earnings (loss) per share data:
Basic – continuing operations	$0.12	$0.06	$0.07	$(0.10)

Basic	$0.12	$0.07	$0.11	$(0.07)

Basic – weighted average shares	42,688,201	37,470,106	41,258,447	37,450,343

Diluted – continuing operations	$0.12	$0.06	$0.07	$(0.10)

Diluted	$0.12	$0.07	$0.10	$(0.07)

Diluted – weighted average shares	42,867,121	37,559,261	41,429,414	37,450,343

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:	$10,148	$7,386
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,912	18,476
Write-off of deferred expenses included in extinguishment of debt	124	—
Minority interests	2,213	2,060
Gain on sale of hotel included in discontinued operations	(1,490)	(1,029)
Changes in operating assets and liabilities:
Accounts receivable (excluding allowance)	(3,341)	1,009
Allowance for doubtful accounts	491	—
Prepaid and other	394	155
Accounts payable and accrued expenses	4,611	9,531
Payable to manager	186	(201)

Net cash provided by operating activities	32,248	37,387

Cash flows from investing activities:
Investment in hotels, net of insurance proceeds	(73,792)	(71,408)
Proceeds from sale of hotels	20,860	4,028
Net withdrawals (deposits) into restricted cash and cash equivalents	2,175	(935)
Lease acquisitions	—	(1,336)
Payment of franchise fees	(50)	(192)
Repayment of advances	322	25

Net cash used in investing activities	(50,485)	(69,818)

Cash flows from financing activities:
Proceeds from debt issuance	71,000	26,000
Payments on debt	(94,257)	(2,402)
Payments on franchise conversion fee obligations	(560)	(204)
Distributions paid to unit holders	(2,246)	(2,206)
Distributions paid to shareholders	(10,644)	(7,654)
Redemption of shares or units	—	(115,730)
Proceeds from issuance of common and preferred shares	59,585	140,251
Loan origination fees and costs paid	(311)	(68)

Net cash provided by financing activities	22,567	37,987

Net increase in cash and cash equivalents	4,330	5,556
Cash and cash equivalents at beginning of period	22,837	9,586

Cash and cash equivalents at end of period	$27,167	$15,142

Supplemental cash flow information:
Interest paid	$9,149	$8,636

Supplemental disclosure of non-cash information –

1.      During 2005, an adjustment of $742 for future obligations under the Marriott Takeback Transaction was recorded in Deferred and other and Franchise conversion fee obligations. See Note 1 for a description of the Marriott Takeback Transaction.

2.      A common unit holder in the Company’s operating partnership redeemed 407,656 and 50,180 common units for common shares in the six months ended June 30, 2005 and 2004, respectively, and the increase in equity and decrease in minority interest associated with these redemptions was $6,111 and $463, respectively.

3.      During 2005, the Company transferred $1,704 of costs associated with completed hotel acquisitions from deferred and other to investment in hotels, at cost.

4.      During 2005, the Company capitalized interest of $373 related to the development and renovation of certain hotels.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements (in thousands)

1. Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at June 30, 2005, owned 69 hotels with an aggregate of 8,745 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the Hotels from the Partnership (the “TRSs,” and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 65 of the Hotels for Innkeepers and a third party manages one of the Hotels. Three of the Company’s hotels, comprising a total of 575 rooms, are closed for substantial renovation and branding, and upon re-opening, these hotels will be managed by the IH Manager.

TRS Transaction. From January 1, 2003 through November 30, 2003, 60 of the Company’s hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage lease rent based on the room revenues of the hotel. The IH Lessee operated 44 of the Company’s hotels for that entire 11-month period. Affiliates of Marriott International, Inc. (“Marriott”) operated 17 of the hotels for part of 2003, under management agreements with the IH Lessee. At various times between April 2003 and July 2003, the IH Lessee terminated the Marriott management agreements for those 17 hotels and began managing those hotels directly (see “— Management Conversion of Marriott-Managed Hotels” below). As of December 1, 2003, TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 hotels. The IH Lessee continued to lease and manage 37 Company hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, TRSs acquired the Percentage Leases on the remaining 37 hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those 37 hotels as those Percentage Leases were acquired. All of the IH Lessee’s Percentage Leases were acquired by the TRSs without any modification to existing rent formulas or other economic terms. This transaction is referred to as the “TRS Transaction”.

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

At June 30, 2005, all but one of the Company’s Hotels was (or upon reopening will be) managed by the IH Manager under management agreements with the TRSs. The TRSs are responsible for paying all Hotel operating expenses, including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (see “—Management Conversion of Marriott-Managed Hotels” below), utility costs, and general repairs and maintenance. The TRSs are also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as ground rent, capital expenditures, and property taxes and insurance (except that the TRSs pay for property insurance for the six hotels formerly leased to the Summerfield Lessee). After the TRS Transaction and Wyndham Lease Termination Transaction, all Hotel-level revenue is reflected in the Company’s financial statements as “Hotel operating revenue” and all Hotel-level expense is reflected in the Company’s financial statements as “Hotel operating expense.” However, since the Company had Hotels operating under the previous structure during the six months ended June 30, 2004, the accompanying statements of operations for the six months ended June 30, 2004 reflect some Percentage Lease revenue and do not reflect all hotel-level operating revenues and expenses.

Management Conversion of Marriott-Managed Hotels. Between April 2003 and July 2003, the agreements under which 17 of the Company’s hotels were franchised and managed by Marriott were converted into long-term franchise agreements with Marriott. Under those franchise agreements, the TRSs will pay Marriott (1) a franchise royalty fee of 6.5% of room revenues for the first ten years of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous management agreements with Marriott) and (2) $850 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years beginning in 2004 (the “Conversion Fee”). A portion of the Conversion Fee will be waived for a year if the converted Hotels’ room revenues decline below certain levels and certain other conditions are met. The Conversion Fee was subject to an aggregate credit of $750 from Marriott; the Company applied $375 of the credit to the $850 Conversion Fee due for 2004 and plans to apply the balance of the credit to the Conversion Fee expected to be payable in 2005. Other than the fees discussed above, the fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. This transaction is referred to as the “Marriott Takeback Transaction”, and the IH Manager now manages these 17 hotels.

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controlled the IH Lessee and controls the IH Manager. Rolf E. Ruhfus, a trustee of the Company, is also a director of Wyndham.

Acquisitions and Sales of Hotels

In January 2005, the Company acquired an existing 83-room Hampton Inn hotel in Columbia, Maryland for a gross amount of $10 million, including closing costs and anticipated capital expenditures. In January 2005, the Company acquired an existing 190-room hotel in Montvale, NJ, for a gross amount of $23 million, including closing costs and anticipated capital expenditures. The Company closed the hotel to begin a $5 million renovation to convert the hotel to a Courtyard by Marriott which is expected to open in 2006. In May 2005, the Company acquired the newly renovated 224-room Westin Governor Morris hotel in Morristown, N.J. for a gross amount of $35.1 million. The acquisitions were funded by borrowings under the Company’s unsecured line of credit (“Line of Credit”).

In February 2005, the Company sold a 112-suite Residence Inn hotel in Portland, OR for a gross amount of $8.5 million and a 120-suite Residence Inn hotel in Vancouver, WA for a gross amount of $6.4 million. In March 2005, the Company sold a 204-room Holiday Inn Express hotel in Lexington, MA for a gross amount of $6.4 million.

Issuance of Common Shares

In February 2005, the Company completed a public offering of 4.4 million common shares at $13.71 per share. The net proceeds from the offering of $59.6 million were used to pay down a portion of the Company’s outstanding indebtedness under its unsecured the Line of Credit. In March 2005, the Company issued 407,656 shares in exchange for 407,656 common units outstanding. Additionally, the company granted performance awards to two executives, which are discussed in Note 3 below. On June 1, 2005, the Company granted two executives a total of 100,000 restricted shares.

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

The Company awarded to two executive officers as of June 1, 2005 performance awards that may result in the issuance of 237,500 common shares and 225,000 common share equivalents (the equivalents may settle in cash). The common shares and equivalents will only be issued if the Company’s compounded annual total shareholder return (share price appreciation plus dividends) exceeds a targeted threshold over a measuring period. The measuring period ends May 30, 2008 or upon the termination without cause, death or disability of the executive, or a change of control of the Company. Any shares or equivalents issued at the end of the measuring period will vest 50% at issuance and 25% on the first two anniversaries of issuance, or earlier if the executive is terminated without cause, dies or is disabled, or if a change of control occurs. The Company accounts for these performance awards under variable accounting in accordance with APB Opinion No. 25, and no compensation expense is recognized for the performance awards as of June 30, 2005, as a minimum target threshold has not yet been achieved.

4. Recently Issued Accounting Pronouncements

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107. The interpretations in this staff accounting bulletin (“SAB”) express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R” or the “Statement”) and SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R.

On April 15, 2005, the SEC issued a rule entitled “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.” The rule amends the dates by which registrants are required to comply with Statement 123R, giving many public companies additional time to prepare for adoption. For a public company that does not file as a small business issuer, Statement 123R must be adopted as of the beginning of the company’s first fiscal year that begins after June 15, 2005. For a public company that files as a small business issuer, Statement 123R must be adopted as of the beginning of the company’s fiscal year that begins after December 15, 2005. The Company plans to adopt Statement 123R in January 2006 and will continue reviewing the statement and evaluating the impact of this statement.

FAS 154 Accounting Changes and Error replace APB Opinion No. 20, and FASB Statement No. 3. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

5. Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts to the estimated uncollectible amounts of recorded accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of accounts receivable. The Company increased the allowance for doubtful accounts from $58 at December 31, 2004 to $549 at June 30, 2005. See Note 10.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$8,149	$5,302	$8,785	$6,299

Series A Preferred Share issuance costs	—	—	—	(4,249)

Preferred share dividends	(2,900)	(2,900)	(5,800)	(5,689)

Net income (loss) applicable to common shareholders from continuing operations	5,249	2,402	2,985	(3,639)

Discontinued operations	(73)	251	1,363	1,087

Net income (loss) applicable to common shareholders	$5,176	$2,653	$4,348	$(2,552)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	42,688,201	37,470,106	41,258,447	37,450,343
Effect of dilutive securities:

Share options	141,003	3,510	134,084	—

Restricted shares	37,917	85,645	36,883	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	42,867,121	37,559,261	41,429,414	37,450,343

Earnings (loss) per share data:
Basic-continuing operations	$0.12	$0.06	$0.07	$(0.10)

Basic-discontinued operations	$0.00	$0.01	$0.03	$0.03

Basic	$0.12	$0.07	$0.11	$(0.07)

Diluted-continuing operations	$0.12	$0.06	$0.07	$(0.10)
Diluted-discontinued operations	$0.00	$0.01	$0.03	$0.03

Diluted	$0.12	$0.07	$0.10	$(0.07)

The conversion of Common Units into common shares has no effect on earnings (loss) per share. The conversion of Class B Preferred Units and 1,088,000 outstanding options are anti-dilutive (i.e. conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, are not included in the calculation of diluted earnings (loss) per share.

7. Other Charges

Other charges for the three and six months ended June 30, 2005 and 2004 include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Advisory services	$—	$—	$—	$32
TRS Transaction costs	—	107	—	446
Personnel cost	355	—	355	—
Extinguishment of Debt	—	—	2,698	—

	$355	$107	$3,053	$478

The advisory services (which included legal fees to the special committee of the Board of Trustees) and TRS Transaction costs are related to the TRS Transaction. The Company reimbursed the IH Manager for expenses incurred for the transition of 17 hotels managed by Marriott to the IH Manager as part of the Marriott Takeback Transaction. Extinguishment of debt includes prepaid interest, loan origination fees and other costs associated with the partial defeasance of outstanding debt of $16,500 encumbering three hotels that were sold during the first quarter of 2005. The personnel cost was incurred in connection with the retirement of the Company’s former chief financial officer.

8. Discontinued Operations

The Company classified three hotels as held for sale at December 31, 2004. The Company recognized an impairment loss of $11,400 in 2003 relating to two of these three hotels and an additional impairment loss of $380 was recognized in 2004 relating to one of those two hotels. The Company recognized a loss of $246 relating to the third hotel in 2004. The Company sold the three hotels in the first quarter of 2005, and the Company recognized a net gain of $1490 on the sale.

The Company sold a hotel in January 2004 and recognized a gain on the sale of $1,029. The Company recognized an impairment loss of $6,500 relating to this hotel in 2002. The Company sold a hotel in July 2004 and recognized a loss on the sale of $247. The Company recognized an impairment loss of $3,800 relating to this hotel in 2002.

The results of operations from the three hotels classified as held for sale at December 31, 2004 are recognized as discontinued operations for the three and six months ended June 30, 2005. The results of operations for all five hotels sold during 2005 and 2004 are classified as discontinued operation for the three and six months ended June 30, 2004. Previously reported results of operations for these hotels have been reclassified to reflect that these hotels were sold.

The following table sets forth the components of income (loss) from discontinued operations for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Hotel operating revenue	$—	$2,578	$918	$4,580
Percentage Lease revenue	—	—	—	74
Other revenue	—	18	28	39
Hotel operating expenses	(73)	(1,735)	(996)	(3,251)
Depreciation	—	(482)	—	(1,082)
Amortization of franchise fees	—	(4)	(2)	(7)
Property taxes and insurance	—	(114)	(75)	(281)
General and administrative	—	(10)	—	(14)
Gain on sale of hotels	—	—	1,490	1,029

(Loss) income from discontinued operations	$(73)	$251	$1,363	$1,087

9. Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $5,195 (related primarily to accumulated net operating losses) at June 30, 2005 and the gross deferred tax asset associated with these future tax deductions was approximately $2,098. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

10. Uncertainty

The Company recorded a $431 charge during the three months ended March 31, 2005 to reflect the estimated loss from misappropriation of receipts on hotel accounts receivable by an employee at one of the 69 Hotels. The Company believes that most of the misappropriation occurred prior to December 31, 2004 based on the results of the Company’s investigation to date. The investigation is continuing to determine whether, how and to what extent misappropriation from the company occurred. The Company has an insurance policy under which it believes that it will recover substantially all of the loss, and the insurance company is conducting an investigation of the Company’s claim. At this time however, there can be no assurance that recovery under such insurance policy will be obtained.

11. Subsequent Events

In July 2005, Bruce Riggins joined the Company as chief financial officer following the retirement of the Company’s previous chief financial officer in the second quarter of 2005.

In August 2005, the Company opened the Louisville, KY Hampton Inn after the completion of the hotel’s renovation, which began in October 2004. The Company acquired this hotel in June 2004.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

General

The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “10-K”). Capitalized terms used but not defined in this section have the meanings ascribed in the notes to the consolidated financial statements included in this Report on Form 10-Q. An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the Form 10-K. The Company’s 2004 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the Form 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

The following chart sets forth certain information with respect to the Hotels at June 30, 2005:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended Stay
Residence Inn by Marriott	42	5,044
Summerfield Suites by Wyndham	5	650
Homewood Suites by Hilton	1	146
Sunrise Suites (1)	1	96

	49	5,936

Upscale
Doubletree Guest Suites	1	105
Four Points by Sheraton	1	216
Courtyard by Marriott (2)	3	529
Westin (3)	1	224

	6	1,074

Mid Price
Hampton Inn (4)	13	1,640
TownePlace Suites	1	95

	14	1,735

Total:	69	8,745

(1)	This hotel is operated independently of any franchise.
(2)	Two of these hotels (with a total of 393 rooms) are closed for renovation and conversion to the Courtyard by Marriott brand.
(3)	This is a full-service upper-upscale hotel.
(4)	One of these hotels (with 182 rooms) was closed for renovation and conversion to the Hampton Inn brand at June 30, 2005. This hotel opened as a Hampton Inn in August 2005.

Hotel occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) results are presented in the following table.

	Three Months Ended June 30,		Percentage increase (decrease)	Six Months Ended June 30,		Percentage increase (decrease)
	2005	2004		2005	2004
Portfolio (1)
ADR	$104.01	$97.67	6.5%	$103.33	$96.73	6.8%
Occupancy	78.82%	78.40%	0.5	75.60%	74.82%	1.0
RevPAR	$81.99	$76.57	7.1	$78.11	$72.37	7.9

By Price Segment
Upscale Extended Stay (2)
ADR	$103.55	$97.50	6.2%	$102.72	$96.87	6.0%
Occupancy	81.41%	80.85%	0.7	78.29%	77.43%	1.1
RevPAR	$84.30	$78.83	6.9	$80.42	$75.01	7.2
Upscale (3)
ADR	$136.90	$127.74	7.2%	$128.29	$115.82	10.8%
Occupancy	70.76%	83.93%	(15.7)	69.87%	80.82%	(13.6)
RevPAR	$96.87	$107.21	(9.6)	$89.63	$93.60	(4.2)
Mid Price (4)
ADR	$96.40	$87.41	10.3%	$98.39	$88.89	10.7%
Occupancy	71.33%	67.41%	5.8	66.96%	63.04%	6.2%
RevPAR	$68.76	$58.92	16.7	$65.89	$56.04	17.6

Comparable hotels (5)
ADR	$101.19	$94.76	6.8%	$101.20	$94.73	6.8%
Occupancy	78.91%	77.60%	1.6	75.83%	74.30%	2.1
RevPAR	$79.81	$73.54	8.5	$76.70	$70.34	9.0

(1)	Includes 65 hotels, and excludes four hotels closed for renovation and/or conversion during part or all of the periods presented. Includes the Ft. Walton Beach, FL Hotel, which had a substantial number of rooms out of service for extended periods following hurricanes in September 2004
(2)	Includes 49 hotels
(3)	Includes three hotels, and excludes four hotels closed for renovation and conversion during part or all of the periods presented
(4)	Includes 13 hotels, and excludes one hotel closed for renovation and conversion during part or all of the periods presented
(5)	Includes the 61 hotels owned by the Company as of January 1, 2004 and operating throughout all of the periods presented

Results of Operations

Comparison of the Three Months Ended June 30, 2005 (“2005”) to the Three Months Ended June 30, 2004 (“2004”)

The Company had total revenue for 2005 of $64,070 consisting of $63,922 of Hotel operating revenue and $148 of other revenue compared to total revenue of $54,258 for 2004, consisting of $54,159 of Hotel operating revenue and $99 of other revenue.

Of the company’s 69 owned hotels at June 30, 2005, 61 Hotels with a total of 7,396 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for the full three months ended June 30, 2005 and 2004. The eight Hotels excluded consist of (a) four Hotels with a total of 799 rooms closed for renovation and conversion during part or all of the periods presented and (b) four other Hotels acquired in 2004 or 2005 whose operations are not reflected in the Statement of Operations for the full three months ended June 30, 2004.

Room revenue increased $8,194 to $60,342 in 2005 from $52,148 for 2004. The increase was a result of a 7.1% RevPAR increase at 65 of our Hotels (excludes four Hotels closed for renovation and conversion during part or all of 2005 and 2004) and additional revenue associated with hotels acquired in 2005 and 2004. Room revenue for the Comparable Hotels increased $4,222, or 8.5%, to $53,746 in 2005 from $49,523 in 2004. This increase was due to an 8.5% RevPAR increase which was driven mainly by a 6.8% increase in ADR. The remaining increase of $3,972 to $6,596 in 2005 from $2,625 in 2004 was primarily due to the hotels acquired in 2005 and 2004.

Food and beverage revenue increased $1,322 to $1,617 in 2005 from $295 in 2004. Food and beverage revenue for the Comparable Hotels increased $58 to $162 in 2005 from $104 in 2004. The remaining increase of $1,264 was primarily due to the acquisitions of the full service Westin Governor Morris hotel in Morristown, N.J. and the Four Points Sheraton hotel in Ft. Walton Beach, FL.

The Company had Hotel operating expenses for 2005 of $35,897 compared to Hotel operating expenses in 2004 of $30,671. Hotel operating expenses for the Comparable Hotels increased $1,280, or 4.4%, to $30,117 in 2005 from $28,837 in 2004. This increase was due primarily to higher occupancies and increases in payroll related expenses. Hotel operating expenses as a percentage of revenue for the Comparable Hotels decreased in 2005 to 54.3% in 2005 from 56.3% in 2004. The remaining increase of $3,946 to $5,780 in 2005 from $1,834 in 2004 was primarily due to the Hotels acquired in 2005 and 2004.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $866 in 2005 to $9,592 in the aggregate from $8,726 for 2004. This increase is primarily due to depreciation increase on the three Hotels acquired in 2005 and 2004.

Interest expense for 2005 was $4,241 compared to $4,598 for 2004. This decrease was due primarily to a lower interest rate on borrowings under the Line of Credit in 2005 due to the Company’s results. The Line of Credit had an outstanding balance of $55,574 at June 30, 2005 and $59,574 at December 31, 2004.

Property taxes and insurance increased in 2005 to $3,112 compared to $2,791 for 2004. Property taxes and insurance for the Company’s comparable hotels increased slightly in 2005 to $2,715 from $2,684 in 2004. The remaining increase of $290 to $397 in 2005 from $107 in 2004 was primarily due to the hotels acquired in 2005 and 2004.

Corporate general and administrative expenses increased $654 to $1,853 in 2005 from $1,199 in 2004. This increase was due primarily to an increase in salaries and benefits and fees associated with complying with certain of Sarbanes-Oxley rules.

Other charges in 2005 increased to $355 compared to $107 in 2004. This increase was due to personnel cost related to the retirement of the Company’s former Chief Financial Officer in the second quarter 2005.

Preferred share dividends remained constant at $2,900 in 2004 and 2005.

Net income applicable to common shareholders for 2005 was $5,176 or $0.12 per diluted share, compared with a net income of $2,653 or $0.07 per diluted share for 2004. This increase was due primarily to the factors discussed previously.

Comparison of the six Months Ended June 30, 2005 (“2005”) to the six Months Ended June 30, 2004 (“2004”)

The Company had total revenue for 2005 of $119,169 consisting of $118,915 of Hotel operating revenue and $254 of other revenue compared to total revenue of $95,012 for 2004, consisting of consisting of $5,073 of Percentage Lease revenue from the Lessees, $89,750 of Hotel operating revenue and $189 of other revenue. The increase in Hotel operating revenue and decline in Percentage Lease revenue from 2004 to 2005 was due to the completion of the TRS Transaction and the Wyndham Lease Termination Transaction.

The TRS Transaction was completed with respect to 22 of the Comparable Hotels with a total of 2,734 rooms on February 1, 2004 and one Hotel with 174 rooms on March 1, 2004. The Wyndham Lease Transaction was completed with respect to six of the Comparable Hotels with a total of 746 rooms on March 1, 2004. The accompanying Statements of Operations reflect Percentage Lease revenue for those Hotels for periods prior to February 1, 2004 and March 1, 2004, respectively, and do not reflect all revenues or any operating expenses for those Hotels prior to such dates. The results discussed below for 2004 assume that the TRS Transaction and Wyndham Lease Termination Transaction were completed for these Hotels on January 1, 2004.

Room revenue increased $26,779 to $113,373 in 2005 from $86,594 for 2004. This increase was a result of a 7.9% RevPAR increase at 65 of our Hotels (excludes four Hotels closed for renovation and conversion during part or all of the periods presented). Room revenue for the Comparable Hotels increased $7,844, or 8.2%, to $102,728 in 2005 from $94,884 in 2004. This increase was due to a 9.0% RevPAR increase which was driven mainly by a 6.8% increase in ADR.

Food and beverage revenue increased $1,544 to $1,916 in 2005 from $372 in 2004. This increase was primarily due to the acquisitions of the full service Westin Governor Morris hotel in Morristown, N.J. and the Four Points by Sheraton hotel in Ft. Walton Beach, FL. Food and beverage revenue for the Comparable Hotels decreased $46 to $305 in 2005 from $351 in 2004.

The Company had Hotel operating expenses for 2005 of $67,820 compared to Hotel operating expenses in 2004 of $51,799. Hotel operating expenses for the Comparable Hotels increased $2,694, or 4.8%, to $59,191 in 2005 from $56,497 in 2004. This increase was due primarily to higher occupancies and increases in payroll related expenses. Hotel operating expenses as a percentage of revenue decreased in 2005 to 55.9% in 2005 from 57.5% in 2004.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $1,524 in 2005 to $18,912 in the aggregate from $17,388 for 2004. This increase was primarily due to depreciation increase on the three Hotels acquired in 2005.

Interest expense remained relatively constant in 2005 at $9,149 compared with $9,092 for 2004. The Line of Credit had an outstanding balance of $55,574 and $26,000 at June 30, 2005 and 2004, respectively.

Property taxes and insurance in 2005 was $6,005 compared to $5,569 for 2004. Property taxes and insurance for the Company’s comparable hotels decreased in 2005 to $4,753 compared to $4,825 for 2004.

Corporate general and administrative expenses increased $1,061, to $3,891 in 2005 from $2,830 in 2004. This increase was due primarily to an increase in salaries and benefits and fees associated with complying with certain of Sarbanes-Oxley rules.

Other charges in 2005 increased to $3,053 compared to $478 in 2004. This increase is due to an extinguishment of debt which incurred $2,704 in interest, fees and costs in 2005, and personnel cost related to the retirement of the Company’s Chief Financial Officer.

Discontinued operations increased from income of $1,087 in 2004 to income of $1,363 in 2005. The increase is due primarily to a gain on the sale of Hotels recognized in 2005 of $1,490 compared to a gain on the sale of Hotels recognized in 2004 of $1,029.

Issuance costs in 2004 of $4,249 were recognized when the Series A preferred shares were redeemed in January 2004.

Net loss applicable to common shareholders for 2005 was $4,348, or $0.11 per diluted share, compared with a net income applicable to common shareholders of $2,552 or $(0.07) per diluted share for 2004. This change was due primarily to the factors discussed previously.

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

Cash Flow Analysis

Cash and cash equivalents at June 30, 2005 and 2004 were $27,167 and $15,142, respectively, including $5,777 and $8,521 at June 30, 2005 and 2004, respectively, that was held in escrow by lenders to pay for insurance, taxes, debt service, and capital expenditures for certain Hotels.

Net cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $32,248 and $37,387, respectively. The decrease in net cash provided by operating activities was primarily the result of an increase in accounts receivable, and a decrease in accounts payables accrued expenses, which was partially offset by an increase in net income from the six months ended June 30, 2004 to June 30, 2005.

Net cash used in investing activities was $50,485 for the six months ended June 30, 2005. This was comprised primarily of the acquisition of three hotels for $73,792, offset by proceeds from the sales of hotels of $20,860

Net cash used in investing activities was $69,818 for the six months ended June 30, 2004. This was comprised primarily of (a) renovations at certain hotels for $13,332, (b) the purchase of three hotels for $57,400, (c) the acquisition of Percentage Leases from the IH Lessee for $1,336, partially offset by the net proceeds from the sale of a hotel of $4,028.

Net cash provided by financing activities was $22,567 for the six months ended June 30, 2005, consisting primarily of the proceeds from issuance of common shares of $59,585 and borrowing on the line of credit of $71,000 reduced by proceeds from debt principal payments of $94,257 and distributions paid of $12,890.

Net cash provided by financing activities was $37,987 for the six months ended June 30, 2004, consisting primarily of the proceeds from the issuance of the Series C preferred shares of $140,251 and draws under the Line of Credit of $26,000, partially offset by (a) the redemption of the Series A Preferred Shares of $115,730, (b) distributions paid of $9,860 and (c) principal payments on amortizing debt of $2,402.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and Common Units since its inception. The 2005 distributions for the first and second quarters were $0.06 and $0.10, respectively, per common share or unit. Quarterly preferred distributions of between $0.275 and $0.289 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and the 2005 first and second quarter distribution was $0.275 per Class B Preferred Unit. Dividends of $0.50 were paid on each Series C Preferred Share for the first and second quarter of 2005. The second quarter dividends were paid on July 26, 2005 to shareholders of record on June 24, 2005. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current dividend levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotels, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotels, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The interest rate on the Company’s $135.0 million unsecured Line of Credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The interest rate was approximately 4.88% at June 30, 2005. The Line of Credit matures on July 23, 2007. The actual amount that can be borrowed under the Line of Credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At June 30, 2005, the Company (i) had $55.6 million of borrowings outstanding under the Line of Credit and (ii) had available approximately $68.4 million under the Line of Credit (assuming the proceeds were used for the acquisition of hotel properties). At June 30, 2005, the Company was in compliance with all financial covenants contained in all of its various loan agreements.

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

Related Party Transactions

The Company has entered into a number of transactions and arrangements that involve conflicts of interest. For a description of these transactions and arrangements, please see “Risk Factors – Conflicts of Interest and Related Party Transactions” beginning on page R-2 in the Form 10-K. See also Notes 10, 11 and 12 to the Company’s financial statements beginning on page F-1 in the Form 10-K.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence.

There were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Form 10-K.

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

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. Management believes that the presentation of FFO (defined below) provides useful supplemental information to investors regarding the Company’s financial condition and results of operations, particularly in reference to the Company’s ability to service debt, fund capital expenditures and pay cash dividends. Many other real estate companies use FFO as a measure of their financial and operating performance, which provides another basis for comparison for management. FFO, as defined, adds back historical cost depreciation. Historical cost depreciation assumes the value of real estate assets diminishes predictably over a certain period of time. In fact, real estate asset values historically have increased or decreased with market conditions. Consequently, FFO may be a useful supplemental measure in evaluating financial and operating performance by disregarding, or adding back, historical cost depreciation in the calculation of FFO. Additionally, FFO per share targets have historically been used to determine a significant portion of the incentive compensation of the Company’s senior management.

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

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders	$5,176	$2,653	$4,348	$(2,552)

Depreciation	8,767	7,881	17,269	15,692

Depreciation included in discontinued operations	—	482	—	1,082

Minority interest, common	97	81	77	(76)
Gain on sale of hotels included in discontinued operations	—	—	(1,490)	(1,029)

Basic FFO	$14,040	$11,097	$20,204	$13,117

Minority interest, preferred	1,068	1,068	2,136	—

Diluted FFO	$15,108	$12,165	$22,340	$13,117

Denominator for basic earnings per share	42,688,201	37,470,106	41,258,447	37,450,343
Effect of dilutive securities:
Stock options	141,003	3,510	134,084	—
Restricted shares	37,917	85,045	36,883	—
Weighted average:
Common Units	709,400	1,128,294	842,283	1,147,765
Preferred Units	3,884,469	3,884,469	3,884,469	—

Denominator for diluted FFO per share	47,460,990	42,572,024	46,156,166	38,669,653

Diluted FFO per share	$0.32	$0.29	$0.48	$0.34

(1)	The conversion of Preferred Units into common shares for the six months ended June 30, 2004 are anti-dilutive and therefore, is not included in the calculation of diluted FFO.

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

Cautionary statements set forth in reports filed by the company from time to time with the SEC discuss important factors impacting, or that could impact, the company and its results or forecasted results. These factors include, without limitation, (i) the operational risks of the hotel business (including decreasing hotel revenues and increasing hotel expenses) under the company’s taxable REIT subsidiary structure, (ii) risks that war, terrorism or similar activities, widespread health alerts, disruption in oil imports or higher oil prices or changes in domestic or international political environments negatively affect the travel industry and the company, (iii) risk of declines in the performance and prospects of businesses and industries (e.g., technology, automotive, aerospace, pharmaceuticals) that are important hotel demand generators in the company’s key markets (e.g. the Silicon Valley, CA, Washington, DC, etc.), (iv) risk that poor, declining and/or uncertain international, national, regional and/or local economic conditions will, among other things, negatively affect demand for the company’s hotel rooms and the availability and terms of financing, (v) risk that the company’s ability to maintain its properties in competitive condition becomes prohibitively expensive, (vi) risk that pricing in the hotel acquisition market becomes prohibitively expensive or non-financeable and that potential acquisitions or developments do not perform in accordance with expectations, (vii) risk that the Company may invest in hotels of a size or nature (e.g., upscale full service or resort) different than those it has focused on historically (e.g., upscale extended-stay, and mid-scale limited service); (viii) risks related to an increasing focus on development, including permitting risks, increasing the proportion of Company assets not producing revenue at a given time and risks that projects cost more, take longer to complete or do not perform as anticipated; (ix) changes in travel patterns or the prevailing means of commerce (i.e., e-commerce) may reduce demand for hotels in general or the Company’s hotels in particular, (x) the complex tax rules that the company must satisfy to qualify as a REIT and the potentially severe consequences of failing to satisfy such requirements, and (xi) governmental regulation that may increase the company’s cost of doing business or otherwise negatively effect its business or its attractiveness as an investment and create risk of liability for non-compliance (e.g., changes in laws affecting taxes or dividends, compliance with the Americans with Disabilities Act, workers compensation law changes, the Sarbanes-Oxley law, etc.).

INNKEEPERS USA TRUST

ITEM 3 - QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. The Company’s operating results may be affected by changes in interest rates primarily as a result of borrowings under its Line of Credit.

For debt obligations outstanding at June 30, 2005, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2005	2006	2007	2008	Thereafter	Total
Debt:
Fixed Rate	$3,175	$6,399	$27,566	$6,006	$154,889	$198,035
Average Interest Rate	7.56%	7.59%	8.03%	7.46%	7.50%	7.58%
Variable Rate	—	—	$55,574	—	$10,000	$65,574
Average Interest Rate	—	—	4.98%	—	2.70%	3.84%

The table incorporates only those exposures that existed as of June 30, 2005 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

At June 30, 2005, the Company had $55,574 in outstanding borrowings under its $135,000 Line of Credit, which matures in July 2007.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of June 30, 2005, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

ITEM 4 – Submission of Matters to a Vote of Security Holders

The 2005 annual meeting shareholders was held on May 4, 2005 to (a) elect two Class II trustees to serve on the Company’s Board of Trustees until the Company’s annual meeting of shareholders in 2008 or until their successors are duly elected and qualified; (b) amend and restate the Company’s 1994 Share Incentive Plan (“1994 Plan”) primarily to increase the authorized shares thereunder by 1 million; and (c) ratify PricewaterhouseCoopers LLC (“PWC”) as the Company’s independent auditor for 2005. Shareholders voted to (1) elect (A) Mr. Miles Berger as a Class II trustee with 39,061,305 shares were for Mr. Berger (484,692 shares withheld authority) and (B) Mr. C. Gerald Goldsmith as a Class II Trustee with 38,827,860 shares voted for Mr. Goldsmith (718,347 shares withheld authority); (II) amend and restate the 1994 Plan, with 32,622,157 shares voted in favor of amending and restating the 1994 Plan (2,942,425 shares voted against, 64,306 shares abstained and there were 3,917,104 broker non-votes); and (II) ratify PWC as the Company’s independent auditor for 2005, with 39,333,508 shares voted in favor of ratifying PWC (187,960 shares voted against and 24,528 shares abstained.

ITEM 5 – Other Information

The Company’s Board of Trustees approved the payment of annual retainers of $13, $13, and $8, respectively, to the lead independent trustee, chairman of the Audit Committee and chairman of the Compensation Committee beginning in the second quarter of 2005. Other fees payable to non-employee trustees remain unchanged.

ITEM 6 – Exhibits

Exhibit	Description
10.1	Indemnification Agreement between Innkeepers USA Trust and Bruce Riggins, dated July 20, 2005.

10.2	Severance Agreement between Innkeepers USA Trust and Bruce Riggins, dated July 20, 2005.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

/s/ Bruce Riggins
August 8, 2005	Bruce Riggins
Chief Financial Officer

EXHIBIT INDEX

ExhibiRt	Description
10.1	Indemnification Agreement between Innkeepers USA Trust and Bruce Riggins, dated July 20, 2005.

10.2	Severance Agreement between Innkeepers USA Trust and Bruce Riggins, dated July 20, 2005.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002