Form 10-Q
period 2005-09-30
INNKEEPERS USA TRUST/FL
filed 2005-11-09
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares of beneficial interest, $.01 par value, outstanding on November 3, 2005, was 42,924,086.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Investment in hotels:
Land and improvements	$146,610	$127,392
Buildings and improvements	728,149	687,754
Furniture and equipment	98,510	101,909
Renovations in process	16,148	2,794
Hotels under development	4,318	3,864
Hotels held for sale	—	19,299

	993,735	943,012
Accumulated depreciation	(221,009)	(207,853)

Net investment in hotels	772,726	735,159

Cash and cash equivalents	14,658	22,837
Restricted cash and cash equivalents	9,447	10,781
Accounts receivable, net	6,655	4,577
Prepaid and other	2,188	2,539
Deferred and other	17,283	20,099

Total assets	$822,957	$795,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$247,299	$286,865
Accounts payable and accrued expenses	17,485	12,663
Payable to manager	245	209
Franchise conversion fee obligations	10,825	10,825
Distributions payable	9,642	5,450

Total liabilities	285,496	316,012

Minority interest in Partnership	48,081	51,088

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 42,914,086 and 37,966,756 issued and outstanding, respectively	429	380
Additional paid-in capital	460,494	396,631
Unearned compensation	(1,766)	(448)
Distributions in excess of earnings	(114,777)	(112,671)

Total shareholders’ equity	489,380	428,892

Total liabilities and shareholders’ equity	$822,957	$795,992

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Hotel operating
Rooms	$62,819	$57,151	$176,192	$143,747
Food and beverage	1,984	420	3,900	791
Telephone	507	468	1,366	1,356
Other	1,643	1,404	4,410	3,300
Corporate
Percentage lease	—	—	—	5,073
Other	142	54	396	243

Total revenue	67,095	59,497	186,264	154,510

Expenses:
Hotel operating
Rooms	12,890	12,336	36,668	31,573
Food and beverage	1,611	441	2,950	802
Telephone	739	612	2,144	1,794
Other	732	642	1,980	1,434
General and administrative	5,740	5,069	17,432	13,338
Franchise and marketing fees	4,313	3,866	12,263	9,982
Amortization of deferred franchise conversion	292	274	948	774
Advertising and promotions	2,239	2,019	5,952	4,859
Utilities	3,001	2,912	8,572	6,885
Repairs and maintenance	3,368	3,050	9,232	7,760
Management fees	2,007	1,891	5,569	4,764
Amortization of deferred lease acquisition	130	131	392	382
Insurance	356	447	1,136	1,145
Corporate
Depreciation	8,957	7,913	26,226	23,605
Amortization of franchise fees	16	16	51	38
Ground rent	132	129	391	376
Interest	4,687	4,718	13,836	13,809
Amortization of loan origination fees	216	235	651	718
Property taxes and insurance	2,561	3,090	8,566	8,659
General and administrative	2,016	1,280	5,907	4,110
Amortization of unearned compensation	182	312	437	753
Other charges	—	396	3,053	874

Total expenses	56,185	51,779	164,356	138,434

Income before minority interest	10,910	7,718	21,908	16,076
Minority interest, common	(119)	(113)	(195)	(37)
Minority interest, preferred	(1,068)	(1,068)	(3,205)	(3,204)

Income from continuing operations	9,723	6,537	18,508	12,835
Income from discontinued operations	14	116	1,377	1,204

Net income	9,737	6,653	19,885	14,039
Series A Preferred Share issuance costs	—	—	—	(4,249)
Preferred share dividends	(2,900)	(2,900)	(8,700)	(8,589)

Net income applicable to common shareholders	$6,837	$3,753	$11,185	$1,201

Earnings per share data:
Basic – continuing operations	$0.16	$0.10	$0.24	$0.00

Basic	$0.16	$0.10	$0.27	$0.03

Basic – weighted average shares	42,730,549	37,603,379	41,726,975	37,501,727

Diluted – continuing operations	$0.16	$0.10	$0.23	$0.00

Diluted	$0.16	$0.10	$0.27	$0.03

Diluted – weighted average shares	43,051,919	37,784,575	41,964,476	37,501,727

Per share dividends to common shareholders	$0.15	$0.06	$0.31	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$19,885	$14,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,705	27,834
Write-off of deferred expenses included in extinguishment of debt	124	—
Minority interests	3,400	3,241
Gain on sale of hotel included in discontinued operations	(1,501)	(786)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,078)	1,050
Prepaid and other	351	1,054
Accounts payable and accrued expenses	4,821	7,992
Payable to manager	36	(466)

Net cash provided by operating activities	53,743	53,958

Cash flows from investing activities:
Investment in hotels, net of insurance proceeds	(81,623)	(82,055)
Deposits for acquisition of hotels	(500)	(154)
Proceeds from sale of hotels	20,860	8,727
Net withdrawals (deposits) into restricted cash and cash equivalents	1,334	(3,066)
Lease acquisitions	—	(1,336)
Payment of franchise fees	(50)	(192)
Repayment of advances	557	175

Net cash used in investing activities	(59,422)	(77,901)

Cash flows from financing activities:
Proceeds from debt issuance	71,000	53,074
Payments on debt	(110,566)	(29,618)
Payments on franchise conversion fee obligations	(948)	(106)
Distributions paid to unit holders	(3,385)	(3,307)
Distributions paid to shareholders	(17,832)	(11,684)
Redemption of shares or units	—	(115,730)
Proceeds from issuance of common and preferred shares	59,585	143,081
Loan origination fees and costs paid	(354)	(1,091)

Net cash (used in) provided by financing activities	(2,500)	34,619

Net increase in cash and cash equivalents	(8,179)	10,676
Cash and cash equivalents at beginning of period	22,837	9,586

Cash and cash equivalents at end of period	$14,658	$20,262

Supplemental cash flow information:
Interest paid	$13,836	$13,643

Supplemental disclosure of non-cash information –

1.	During 2005, an adjustment of $742 for future obligations under the Marriott Takeback Transaction was recorded in Deferred and other and Franchise conversion fee obligations. See Note 1 for a description of the Marriott Takeback Transaction.

2.	A common unit holder in the Company’s operating partnership redeemed 407,656 and 50,180 common units for common shares in the nine months ended September 30, 2005 and 2004, respectively, and the increase in equity and decrease in minority interest associated with these redemptions was $6,111 and $463, respectively.

3.	During 2005, the Company transferred $1,704 of costs associated with completed hotel acquisitions from deferred and other to investment in hotels.

4.	During 2005, the Company capitalized interest of $480 related to the development and renovation of certain hotels.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements (dollar amounts in thousands)

1. Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at September 30, 2005, owned 69 hotels with an aggregate of 8,745 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the Hotels from the Partnership (the “TRSs,” and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 66 of the Hotels for Innkeepers and a third party manages one of the Hotels. Two of the Company’s hotels, comprising a total of 393 rooms, are closed for substantial renovation and re-branding, and upon re-opening, these hotels will be managed by the IH Manager.

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

At September 30, 2005, all but one of the Company’s Hotels was (or upon reopening will be) managed by the IH Manager under management agreements with the TRSs. The TRSs are responsible for paying all Hotel operating expenses, including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (see “—Management Conversion of Marriott-Managed Hotels” below), utility costs, and general repairs and maintenance. The TRSs are also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as ground rent, capital expenditures, and property taxes and insurance (except that the TRSs pay for property insurance for the six hotels formerly leased to the Summerfield Lessee). After the TRS Transaction and Wyndham Lease Termination Transaction, all Hotel-level revenue is reflected in the Company’s financial statements as “Hotel operating revenue” and all Hotel-level expense is reflected in the Company’s financial statements as “Hotel operating expense.” However, since the Company had Hotels operating under the previous structure during the nine months ended September 30, 2004, the accompanying statements of operations for the nine months ended September 30, 2004 reflect some Percentage Lease revenue and do not reflect all hotel-level operating revenues and expenses.

Management Conversion of Marriott-Managed Hotels. Between April 2003 and July 2003, the agreements under which 17 of the Company’s hotels were franchised and managed by Marriott were converted into long-term franchise agreements with Marriott. Under those franchise agreements, the TRSs will pay Marriott (1) a franchise royalty fee of 6.5% of room revenues for the first ten years (three years, for one hotel) of each franchise agreement and a 5% royalty thereafter (as compared to 5% of gross revenues under the previous management agreements with Marriott) and (2) $850 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years beginning in 2004 (the “Conversion Fee”). A portion of the Conversion Fee will be waived for a year if the converted Hotels’ room revenues decline below certain levels and certain other conditions are met. The Conversion Fee was subject to an aggregate credit of $750 from Marriott; the Company applied $375 of the credit to the $850 Conversion Fee due for 2004 and plans to apply the balance of the credit to the Conversion Fee expected to be payable in 2005. Other than the fees discussed above, the fees required under the franchise agreements are generally similar to the fees (other than management fees) that were required by the previous Marriott management agreements. This transaction is referred to as the “Marriott Takeback Transaction”, and the IH Manager now manages these 17 hotels.

Acquisitions and Sales of Hotels

In January 2005, the Company acquired an existing 83-room Hampton Inn hotel in Columbia, Maryland for $10 million, including closing costs and anticipated capital expenditures. In January 2005, the Company acquired an existing 190-room hotel in Montvale, NJ, for $18 million, including closing costs. The Company closed the hotel to begin a $5 million renovation to convert the hotel to a Courtyard by Marriott which is expected to open in 2006. In May 2005, the Company acquired the newly renovated 224-room Westin Governor Morris hotel in Morristown, N.J. for $35.1 million. The acquisitions were funded by borrowings under the Company’s unsecured line of credit (“Line of Credit”).

In February 2005, the Company sold a 112-suite Residence Inn hotel in Portland, OR for $8.5 million and a 120-suite Residence Inn hotel in Vancouver, WA for $6.4 million. In March 2005, the Company sold a 204-room Holiday Inn Express hotel in Lexington, MA for $6.4 million.

Issuance of Common Shares

In February 2005, the Company completed a public offering of 4.4 million common shares at $13.71 per share. The net proceeds from the offering of $59.6 million were used to pay down a portion of the Company’s outstanding indebtedness under its unsecured Line of Credit. In March 2005, the Company issued 407,656 common shares in exchange for 407,656 common units redeemed by the partnership. Additionally, the company granted performance awards to two executives, which are discussed in Note 3 below. On June 1, 2005, the Company granted two executives a total of 100,000 restricted shares. On July 20, 2005, the Company granted one executive 25,000 restricted shares.

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

3. Stock Based Compensation

The Company accounts for share option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, no compensation expense is recognized for share option grants to employees and trustees because the exercise price of the options granted to date has equaled the market price of the underlying shares on the date of grant (the “intrinsic value method”).

The Company has granted performance awards that may result in the issuance of 237,500 common shares and 225,000 common share equivalents (the equivalents may settle in cash). The common shares and equivalents will only be issued if the Company’s compounded annual total shareholder return (share price appreciation plus dividends) exceeds a targeted threshold over a measuring period. The measuring period ends May 30, 2008 or upon the termination without cause, death or disability of the executive, or a change of control of the Company. Any common shares or equivalents issued at the end of the measuring period will vest 50% at issuance and 25% on the first two anniversaries of issuance, or earlier if the executive is terminated without cause, dies or is disabled, or if a change of control occurs. The Company accounts for these performance awards under variable accounting in accordance with APB Opinion No. 25, and no compensation expense is recognized for the performance awards as of September 30, 2005, as a minimum target threshold has not yet been achieved. The Company will recognize an expense for its share based compensation beginning in 2006 due to the adoption of FAS 123(R).

If the Company had recognized compensation expense for performance awards and options granted to employees and trustees based on the “fair value” method in accordance with FAS 123(R), the compensation cost would have been immaterial for the nine months ended September 30, 2005 and 2004.

4. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based generally on the fair value of the award on the grant date; such cost will be recognized over the period during which the employee is required to provide service in exchange for the award (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) was to be effective for the Company in June 2005 for applicability to all awards granted, modified, repurchased or cancelled after July 1, 2005; the statement also was to require that the Company recognize compensation cost on or after July 1, 2005 for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on the date of grant. In April 2005, the Securities and Exchange Commission (the “SEC”) extended the effective date of SFAS 123(R) to the beginning of our next fiscal year (January 1, 2006). The SEC’s new rule does not change the accounting required by SFAS 123(R); it changes only the dates for compliance with the standard.

The Company plans to adopt Statement 123R beginning in 2006 and will continue reviewing the statement and evaluating the impact of this statement.

On April 15, 2005, the SEC issued a rule entitled “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.” The rule amends the dates by which registrants are required to comply with Statement 123R, giving many public companies additional time to prepare for adoption. For a public company that does not file as a small business issuer, Statement 123R must be adopted as of the beginning of the company’s first fiscal year that begins after June 15, 2005. For a public company that files as a small business issuer, Statement 123R must be adopted as of the beginning of the company’s fiscal year that begins after December 15, 2005. The Company plans to adopt Statement 123R as of January, 2006 and will continue reviewing the statement and evaluating the impact of this statement.

In June 2005, the FASB issued SFAS No. 154, “Account Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006. The adoption of this statement is not expected to affect the Company’s consolidated financial statements.

5. Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts of recorded accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of accounts receivable. The allowance for doubtful accounts was $90 as of September 30, 2005.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$9,723	$6,537	$18,508	$12,835
Series A Preferred Share issuance costs	—	—	—	(4,249)
Preferred share dividends	(2,900)	(2,900)	(8,700)	(8,589)

Net income (loss) applicable to common shareholders from continuing operations	6,823	3,637	9,808	(3)
Discontinued operations	14	116	1,377	1,204

Net income applicable to common shareholders	$6,837	$3,753	$11,185	$1,201

Denominator:
Denominator for basic earnings per share – weighted average shares	42,730,549	37,603,379	41,726,975	37,501,727
Effect of dilutive securities:
Share options	258,082	54,580	183,191	—
Restricted shares	63,288	126,616	54,310	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	43,051,919	37,784,575	41,964,476	37,501,727

Earnings per share data:
Basic-continuing operations	$0.16	$0.10	$0.24	$0.00
Basic-discontinued operations	$0.00	$0.00	$0.03	$0.03

Basic	$0.16	$0.10	$0.27	$0.03

Diluted-continuing operations	$0.16	$0.10	$0.23	$0.00
Diluted-discontinued operations	$0.00	$0.00	$0.03	$0.03

Diluted	$0.16	$0.10	$0.27	$0.03

The conversion of common units into common shares has no effect on earnings per share. The conversion of Class B preferred units, 1,088,000 outstanding options, and restricted shares are anti-dilutive (i.e., conversion into common shares would increase earnings per share or decrease loss per share) and, therefore, are not included in the calculation of diluted earnings per share.

7. Dividends Declared and Paid

The Company declared common share dividends of $0.15 and $0.31 for the three and nine months ended September 30, 2005, respectively, compared to common share dividends declared of $.06 and $0.12 for the three and nine months ended September 30, 2004, respectively. The Company paid common share dividends of $4,287 and $9,131 for the three and nine months ended September 30, 2005, respectively, compared to common share dividends paid of $1,130 and $3,384 for the three and nine months ended September 30, 2004, respectively.

8. Other Charges

Other charges for the three and nine months ended September 30, 2005 and 2004 include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Advisory services	$—	$—	$—	$32
TRS Transaction costs	—	4	—	450
Personnel cost	—	392	355	392
Extinguishment of Debt	—	—	2,698	—

	$—	$396	$3,053	$874

Extinguishment of debt includes prepaid interest, loan origination fees and other costs associated with the partial defeasance of outstanding debt of $16,500 encumbering three hotels that were sold during the first quarter of 2005. The personnel cost was incurred in connection with the retirement of the Company’s former chief financial officer.

9. Discontinued Operations

The Company classified three hotels as held for sale at December 31, 2004. The Company recognized an impairment loss of $11,400 in 2003 relating to two of these three hotels and an additional impairment loss of $380 was recognized in 2004 relating to one of those two hotels. The Company recognized a loss of $246 relating to the third hotel in 2004. The Company sold the three hotels in the first quarter of 2005, and recognized a net gain of $1,501 on the sale as of September 30, 2005.

The Company sold a hotel in January 2004 and recognized a gain on the sale of $1,029. The Company recognized an impairment loss of $6,500 relating to this hotel in 2002. The Company sold a hotel in July 2004 and recognized a loss on the sale of $247. The Company recognized an impairment loss of $3,800 relating to this hotel in 2002.

The results of operations from the three hotels classified as held for sale at December 31, 2004 are recognized as discontinued operations for the three and nine months ended September 30, 2005. The results of operations for all five hotels sold during 2005 and 2004 are classified as discontinued operation for the three and nine months ended September 30, 2004. Previously reported results of operations for these hotels have been reclassified to reflect that these hotels were sold.

The following table sets forth the components of income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Hotel operating revenue	$—	$2,585	$918	$7,164
Percentage Lease revenue	—	—	—	74
Other revenue	—	13	28	52
Hotel operating expenses	3	(1,682)	(993)	(4,931)
Depreciation	—	(482)	—	(1,564)
Amortization of franchise fees	—	(2)	(2)	(9)
Property taxes and insurance	—	(72)	(75)	(353)
General and administrative	—	(1)	—	(13)
Interest	—	—	—	(2)
Gain on sale of hotels	11	(243)	1,501	786

Income from discontinued operations	$14	$116	$1,377	$1,204

10. Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $2,797 (related primarily to accumulated net operating losses) at September 30, 2005 and the gross deferred tax asset associated with these future tax deductions was approximately $1,542. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

11. Insurance Recovery

The Company recorded a $431 charge to general and administrative expense during the three months ended March 31, 2005 to reflect the estimated loss from misappropriation of receipts on hotel accounts receivable by an employee at one of the 69 Hotels. The Company increased the charge to $617 during the three months ended September 30, 2005. The Company received insurance proceeds to offset the total charge during the three months ended September 30, 2005.

12. Subsequent Events

The company sustained some property damage at three of its Florida hotels from Hurricane Wilma in October, 2005. One of the hotels is closed and expected to re-open in November, 2005, and the other two hotels sustained minor property damage and have both since reopened. The properties are insured for both property damage and business interruption, subject to customary deductibles.

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

The following chart sets forth certain information with respect to the Hotels at September 30, 2005:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended Stay
Residence Inn by Marriott	42	5,044
Summerfield Suites by Wyndham	5	650
Homewood Suites by Hilton	1	146
Sunrise Suites (1)	1	96

	49	5,936

Upscale
Doubletree Guest Suites	1	105
Four Points by Sheraton	1	216
Courtyard by Marriott (2)	3	529
Westin (3)	1	224

	6	1,074

Mid Price
Hampton Inn	13	1,640
TownePlace Suites	1	95

	14	1,735

Total:	69	8,745

(1)	This hotel is operated independently of any franchise.
(2)	Two of these hotels (with a total of 393 rooms) are closed for renovation and conversion to the Courtyard by Marriott brand.
(3)	This is a full-service upper-upscale hotel.

Hotel occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) results are presented in the following table.

	Three Months Ended September 30,		Percentage increase (decrease)	Nine Months Ended September 30,		Percentage increase (decrease)
	2005	2004		2005	2004
Portfolio (1)
ADR	$104.97	$99.58	5.4%	$103.95	$97.72	6.4%
Occupancy	78.97%	78.77%	0.3	76.70%	76.15%	0.7
RevPAR	$82.90	$78.45	5.7	$79.73	$74.41	7.2

By Price Segment
Upscale Extended Stay (2)
ADR	$105.87	$100.67	5.2%	$103.82	$98.19	5.7%
Occupancy	82.43%	81.71%	0.9	79.69%	78.87%	1.0
RevPAR	$87.27	$82.26	6.1	$82.73	$77.44	6.8
Upscale (3)
ADR	$120.56	$122.25	(1.4)%	$126.70	$117.79	7.6%
Occupancy	71.65%	70.76%	1.3	69.88%	77.44%	(9.8)
RevPAR	$86.38	$86.50	(0.1)	$88.54	$91.22	(2.9)
Mid Price (4)
ADR	$95.94	$87.98	9.1%	$97.56	$88.57	10.2%
Occupancy	67.91%	69.91%	(2.9)	67.28%	65.35%	3.0%
RevPAR	$65.16	$61.51	5.9	$65.64	$57.88	13.4

Comparable hotels (5)
ADR	$103.15	$97.51	5.8%	$101.88	$95.72	6.4%
Occupancy	79.28%	79.09%	0.2	76.96%	75.89%	1.4
RevPAR	$81.78	$77.13	6.0	$78.41	$72.64	7.9

(1)	Includes 65 hotels, and excludes four hotels closed for renovation and/or conversion during part or all of the periods presented. Includes the Ft. Walton Beach, FL Hotel, which had a substantial number of rooms out of service for extended periods following hurricanes in September 2004
(2)	Includes 49 hotels
(3)	Includes three hotels, and excludes three hotels closed for renovation and conversion during part or all of the periods presented
(4)	Includes 13 hotels, and excludes the Hampton Inn hotel in Louisville, KY that was closed for renovation and conversion and re-opened in August, 2005
(5)	Includes the 61 hotels owned by the Company as of January 1, 2004 and operating throughout all of the periods presented

Results of Operations

Of the company’s 69 owned hotels at September 30, 2005, 61 Hotels with a total of 7,396 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for the full nine months ended September 30, 2005 and 2004. The eight Hotels excluded consist of (a) four Hotels with a total of 799 rooms closed for renovation and conversion during part or all of the periods presented and (b) four other Hotels acquired in 2004 or 2005 whose operations are not reflected in the Statement of Operations for the full nine months ended September 30, 2004.

Comparison of the Three Months Ended September 30, 2005 (“2005”) to the Three Months Ended September 30, 2004 (“2004”)

The Company had total revenue for 2005 of $67,095 consisting of $66,953 of Hotel operating revenue and $142 of other revenue compared to total revenue of $59,497 for 2004, consisting of $59,443 of Hotel operating revenue and $54 of other revenue.

Room revenue increased $5,668 to $62,819 in 2005 from $57,151 for 2004. The increase was a result of a 5.7% RevPAR increase at 65 of our Hotels (excludes four Hotels closed for renovation and conversion during part or all of 2005 and 2004) and additional revenue associated with hotels acquired in 2005 and 2004. Room revenue for the Comparable Hotels increased $3,154, or 6.0%, to $55,674 in 2005 from $52,520 in 2004. This increase was due to a 6.0% RevPAR increase which was driven mainly by a 5.8% increase in ADR. The remaining increase of $2,514 to $7,145 in 2005 from $4,631 in 2004 was primarily due to the hotels acquired in 2005 and 2004.

Food and beverage revenue increased $1,564 to $1,984 in 2005 from $420 in 2004. Food and beverage revenue for the Comparable Hotels increased $28 to $132 in 2005 from $104 in 2004. The remaining increase of $1,536 was primarily due to the acquisitions of the full service Westin Governor Morris hotel in Morristown, N.J. and the Four Points Sheraton hotel in Ft. Walton Beach, FL.

The Company had Hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition) for 2005 of $36,996 compared to Hotel operating expenses in 2004 of $33,285. Hotel operating expenses for the Comparable Hotels increased $222, or 0.7%, to $30,789 in 2005 from $30,567 in 2004. This increase was due primarily to higher occupancies and increases in payroll related expenses. Hotel operating expenses as a percentage of revenue for the Comparable Hotels decreased in 2005 to 53.7% in 2005 from 56.4% in 2004. The remaining increase of $3,489 to $6,207 in 2005 from $2,718 in 2004 was primarily due to the Hotels acquired in 2005 and 2004.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $912 in 2005 to $9,793 in the aggregate in 2005 from $8,881 in 2004. This increase is primarily due to depreciation on the three Hotels acquired in 2005 and 2004.

Interest expense for 2005 was $4,687 compared to $4,718 for 2004. This decrease was due primarily to a lower interest rate on borrowings under the Line of Credit in 2005 due to the Company’s results.

Property taxes and insurance decreased in 2005 to $2,561 compared to $3,090 for 2004. This decrease was due primarily to a lower property insurance rate on renewed policies and successful property tax appeals.

Corporate general and administrative expenses increased $736 to $2,016 in 2005 from $1,280 in 2004. This increase was due primarily to an increase in salaries, benefits, recruiting and relocation costs associated with the hiring of new employees, as well as costs associated with complying with certain of Sarbanes-Oxley rules.

Preferred share dividends remained constant at $2,900 in 2004 and 2005.

Net income applicable to common shareholders for 2005 was $6,837 or $0.16 per diluted share, compared with net income applicable to common shareholders of $3,753, or $0.10 per diluted share for 2004. This increase was due primarily to the factors discussed previously.

Comparison of the nine Months Ended September 30, 2005 (“2005”) to the nine Months Ended September 30, 2004 (“2004”)

The Company had total revenue for 2005 of $186,264 consisting of $185,868 of Hotel operating revenue and $396 of other revenue compared to total revenue of $154,510 for 2004, consisting of $5,073 of Percentage Lease revenue from the Lessees, $149,194 of Hotel operating revenue and $243 of other revenue. The increase in Hotel operating revenue and decline in Percentage Lease revenue from 2004 to 2005 was due to (1) the completion of the TRS Transaction and the Wyndham Lease Termination Transaction, (2) improved hotel operating performance as discussed below, and (3) hotels acquired in 2005 and 2004.

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

Room revenue increased $32,445 to $176,192 in 2005 from $143,747 for 2004. This increase was a result of a 7.2% RevPAR increase at 65 of our Hotels (excludes four Hotels closed for renovation and conversion during part or all of the periods presented). Room revenue for the Comparable Hotels increased $11,204, or 7.6%, to $158,402 in 2005 from $147,198 in 2004. This increase was due to a 7.9% RevPAR increase which was driven mainly by a 6.4% increase in ADR.

Food and beverage revenue increased $3,109 to $3,900 in 2005 from $791 in 2004. This increase was primarily due to the acquisitions of the full service Westin Governor Morris hotel in Morristown, N.J. and the Four Points by Sheraton hotel in Ft. Walton Beach, FL. Food and beverage revenue for the Comparable Hotels decreased $19 to $437 in 2005 from $456 in 2004.

The Company had Hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition) for 2005 of $103,899 compared to Hotel operating expenses in 2004 of $84,336. Hotel operating expenses for the Comparable Hotels increased $3,037, or 3.5%, to $89,980 in 2005 from $86,943 in 2004. This increase was due primarily to higher occupancies and increases in payroll related expenses. Hotel operating expenses as a percentage of revenue decreased in 2005 to 55.1% in 2005 from 57.1% in 2004.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $2,435 in 2005 to $28,705 in the aggregate from $26,270 for 2004. This increase was primarily due to depreciation on the three Hotels acquired in 2005.

Interest expense remained relatively constant in 2005 at $13,836 compared with $13,809 for 2004.

Property taxes and insurance in 2005 was $8,566 compared to $8,659 for 2004. This decrease was due primarily to a lower property insurance rate on renewed policies, and successful property tax appeals.

Corporate general and administrative expenses increased $1,797, to $5,907 in 2005 from $4,110 in 2004. This increase was due primarily to an increase in salaries, benefits, and recruiting and relocation costs associated with the hiring of new employees, as well as costs associated with complying with certain of Sarbanes-Oxley rules.

Other charges in 2005 increased to $3,053 compared to $874 in 2004. This increase is due to an extinguishment of debt which incurred $2,704 in interest, fees and costs in 2005, and personnel cost related to the retirement of the Company’s Chief Financial Officer.

Income from discontinued operations increased from $1,204 in 2004 to $1,377 in 2005.

Issuance costs in 2004 of $4,249 were recognized when the Series A preferred shares were redeemed in January 2004.

Net income applicable to common shareholders for 2005 was $11,185, or $0.27 per diluted share, compared with net income applicable to common shareholders of $1,201 or $0.03 per diluted share for 2004. This change was due primarily to the factors discussed previously.

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

Cash Flow Analysis

Cash and cash equivalents at September 30, 2005 and 2004 were $14,658 and $20,262, respectively. Net cash provided by operating activities for the nine months ended September 30, 2005 and 2004 was $53,743 and $53,958, respectively. The decrease in net cash provided by operating activities was primarily the result of an increase in accounts receivable and a decrease in cash provided by the change in accounts payable and accrued expenses, partially offset by an increase in net income due to improved hotel operations.

Net cash used in investing activities was $59,422 for the nine months ended September 30, 2005. This was comprised primarily of the acquisition of three hotels for $63,100 and capital expenditures of $19,023 (including $10,300 for hotels acquired in 2005 and 2004), offset by proceeds from the sales of hotels of $20,860.

Net cash used in investing activities was $77,901 for the nine months ended September 30, 2004. This was comprised primarily of (a) renovations at certain hotels for $20,279, (b) the acquisition of three hotels for $57,400, and the acquisition of land for $3,700, and (c) net deposits of $3,066, which were partially offset by the net proceeds from the sale of two hotels for $8,727.

Net cash used in financing activities was $2,500 for the nine months ended September 30, 2005, consisting primarily of payments on the line of credit and principal amortization of $110,566, and distributions paid of $21,217, which were partially offset by the proceeds from issuance of common shares of $59,585 and borrowing on the line of credit of $71,000.

Net cash provided by financing activities was $34,619 for the nine months ended September 30, 2004, consisting primarily of the proceeds from the issuance of the Series C Preferred Shares of $140,251, proceeds from the issuance of common shares of $2,830 and draws under the Line of Credit of $53,074, partially offset by (a) the redemption of the Series A Preferred Shares of $115,730, (b) distributions paid of $14,991, and (c) principal payments on the line of credit.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and common units since its inception. The 2005 distributions for the first, second and third quarters were $0.06, $0.10 and $0.15, respectively, per common share or common unit. Quarterly preferred distributions between $0.275 and $0.289 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid), and the 2005 first, second and third quarter distributions were $0.275 per Class B Preferred Unit. Dividends of $0.50 were paid on each Series C Preferred Share for the first, second and third quarters of 2005. The third quarter distributions were paid on October 25, 2005 to shareholders of record on September 30, 2005. The timing and amount of any future distributions will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current distributions levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotels, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotels, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. As of September 30, 2005 the Company’s debt to investment at cost was 25%. The interest rate on the Company’s $135.0 million unsecured Line of Credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The interest rate was approximately 5.08% at September 30, 2005. The Line of Credit matures on July 23, 2007. The actual amount that can be borrowed under the Line of Credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At September 30, 2005, the Company (i) had $40.6 million of borrowings outstanding under the Line of Credit and (ii) had available approximately $82.8 million under the Line of Credit (assuming the proceeds were used for the acquisition of hotel properties). At September 30, 2005, the Company was in compliance with all financial covenants contained in all of its various loan agreements.

In the future, the Company may seek to increase or decrease the amount of its credit facilities, negotiate additional credit facilities, or issue corporate debt instruments, all in compliance with the Company’s debt limitation. Any debt incurred or issued by the Company may be secured or unsecured, short-term or long-term, bear a fixed or variable interest rate and may be subject to such other terms as management or the Board of Trustees of the Company deems prudent. The Company has no interest rate hedging instruments, financial derivatives or forward equity commitments.

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

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common shareholders	$6,837	$3,753	$11,185	$1,201
Depreciation	8,957	7,913	26,226	23,605
Depreciation included in discontinued operations	—	482	—	1,564
Minority interest, common	119	113	195	37
Loss (Gain) on sale of hotels included in discontinued operations	(11)	243	(1,501)	(786)

Basic FFO	$15,902	$12,504	$36,105	$25,621

Minority interest, preferred	1,068	1,068	3,205	—

Diluted FFO	$16,970	$13,572	$39,310	$25,621

Denominator for basic earnings per share	42,730,549	37,603,379	41,726,975	37,501,727
Effect of dilutive securities:
Stock options	258,082	—	183,191	—
Restricted shares	63,288	—	54,310	—
Weighted average:
Common Units	692,657	1,117,056	791,537	1,137,455
Preferred Units (1)	3,884,469	3,884,469	3,884,469	—

Denominator for diluted FFO per share	47,629,045	42,786,100	46,640,482	38,747,277

Diluted FFO per share	$0.36	$0.32	$0.84	$0.66

(1)	The conversion of Preferred Units into common shares for the nine months ended September 30, 2004 are anti-dilutive and, therefore, is not included in the calculation of diluted FFO or diluted FFO per share.

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

INNKEEPERS USA TRUST

ITEM 3 - QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. The Company’s operating results may be affected by changes in interest rates primarily as a result of borrowings under its Line of Credit.

For debt obligations outstanding at September 30, 2005, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Debt:
Fixed Rate	$1,865	$6,399	$27,566	$6,006	$5,196	$149,693	$196,725
Average Interest Rate	7.81%	7.97%	8.12%	7.93%	7.88%	7.75%	7.82%
Variable Rate	—	—	$40,574	—	—	$10,000	$50,574
Average Interest Rate	—	—	5.10%	—	—	2.60%	4.60%

The Company believes that the fair value of debt approximates the current debt balance recorded at September 30, 2005.

The table incorporates only those exposures that existed as of September 30, 2005 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of September 30, 2005, are operating as designed and will alert them on a timely basis to any material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

Item 6 - Exhibits

Exhibit	Description
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003). *

3.2 Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference). *

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

/s/ Bruce Riggins
November 8, 2005	Bruce Riggins
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003). *

3.2 Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference). *

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference