Form 10-K
period 2005-12-31
INNKEEPERS USA TRUST/FL
filed 2006-03-13
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d)

of the SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-12201

INNKEEPERS USA TRUST

(Exact name of registrant as specified in its charter)

Maryland	65-0503831
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

340 Royal Poinciana Way, Suite 306, Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 835-1800

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(b) of the Act: SERIES C CUMULATIVE PREFERRED SHARES, par value of $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act: COMMON SHARES, par value of $.01 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s single class of common equity, its common shares, $.01 par value per share, as of June 30, 2005, was 42,874,412. The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2005 was $640,544,000 (based on the last sale price of the common shares on March 1, 2006).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2006 proxy statement to be filed with the Securities and Exchange Commission (SEC) with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 4, 2006 are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF FEDERAL SECURITIES LAWS INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS “ESTIMATES,” “PROJECTS,” “BELIEVES,” “ANTICIPATES,” “EXPECTS” AND WORDS OF SIMILAR IMPORT. FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED “RISK FACTORS,” “BUSINESS—NARRATIVE DESCRIPTION OF BUSINESS—INTERNAL GROWTH STRATEGY,” “—BUSINESS—NARRATIVE DESCRIPTION OF BUSINESS—ACQUISITION AND DEVELOPMENT STRATEGY,” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” SUCH FORWARD-LOOKING STATEMENTS, SHOULD NOT BE RELIED ON BECAUSE THEY RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OUR COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED AND IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED IN THE “RISK FACTORS” SECTION OF THIS ANNUAL REPORT ON FORM 10-K, AND IN OTHER REPORTS FILED BY US FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ARE NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K, THE WORDS “COMPANY”, “WE”, “OUR”AND “US” REFER TO INNKEEPERS USA TRUST AND ITS CONSOLIDATED SUBSIDIARIES UNLESS OTHERWISE STATED OR THE CONTEXT OTHERWISE REQUIRES.

PART I

Item 1. Business

(a) General

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”). At December 31, 2005, Innkeepers owned 70 hotels with an aggregate of 8,825 rooms/suites through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”).

The Company focuses primarily on upscale extended-stay hotels and mid-priced limited service hotels. Forty-nine of our hotels are in the upscale extended-stay market and operate under brands such as Residence Inn by Marriott, Homewood Suites by Hilton or Summerfield Suites. Our upscale extended-stay hotels typically have the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their service and amenities include complimentary breakfast and evening hospitality hour, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities. Our mid-priced hotels operate under brands such as Hampton Inn and TownePlace Suites, which offer services and amenities such as complimentary breakfast, high-speed internet access, local calls, an in-room movie channel, and daily linen and room cleaning service.

The following charts set forth certain information with respect to our hotels at December 31, 2005:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	42	5,044
Summerfield Suites	5	650
Homewood Suites by Hilton	1	146
Sunrise Suites (1)	1	96

	49	5,936

Upscale
Doubletree Guest Suites	1	105
Four Points by Sheraton	1	216
Courtyard by Marriott (2)	3	529
Westin (3)	1	224
Clarion (Bulfinch—Boston, MA)	1	80

	7	1,154

Mid-Priced
Hampton Inn	13	1,640
TownePlace Suites	1	95

	14	1,735

	70	8,825

(1)	This hotel is operated independently of any franchise.
(2)	Two of these hotels (with a total of 393 rooms) are closed for renovation and conversion to the Courtyard by Marriott brand.
(3)	This is a full-service upper-upscale hotel.

State	Number of Hotels	Number of Suites/Rooms	Percentage of Suites/Rooms
California	10	1,513	17.1%
New Jersey	7	1,099	12.5
Florida	6	815	9.2
Texas	5	690	7.8
Illinois	4	560	6.3
Michigan	5	516	5.9
Washington	4	504	5.7
Maryland	3	392	4.4
Kentucky	3	358	4.1
Pennsylvania	3	325	3.7
New York	3	318	3.6
Virginia	3	305	3.5
Colorado	2	284	3.2
Georgia	2	280	3.2
Connecticut	2	192	2.2
Massachusetts	2	179	2.0
Indiana	2	168	1.9
Washington, D.C.	1	105	1.2
Ohio	1	80	0.9
Maine	1	78	0.9
Kansas	1	64	0.7

	70	8,825	100.0%

2003-2004 Restructuring Transactions

From January 1, 2003 through November 30, 2003, 60 of our hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage rent based on the room revenues of the hotel. A hotel acquired in June 2003 was leased by the Company to a taxable REIT subsidiary (“TRS”) of the Company, and the TRS engaged an affiliate of the IH Lessee (the “IH Manager”) to manage the hotel. As of December 1, 2003, wholly-owned TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 of the hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 hotels. The IH Lessee continued to lease and manage 37 hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, TRSs acquired the Percentage Leases on the remaining 37 hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those Hotels as those Percentage Leases were acquired. We refer to this transaction as the “TRS Transaction”. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, owned the IH Lessee and owns the IH Manager.

Six of the Company’s hotels were previously leased to affiliates of Wyndham International, Inc. (the “Summerfield Lessee”). The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” Between March 1, 2004 and April 1, 2004, the Company (i) terminated the Percentage Leases with the Summerfield Lessee, (ii) entered into new Percentage Leases with its wholly owned TRSs, (iii) caused the TRSs to enter into management agreements with the IH Manager and (iv) caused the TRSs to enter into franchise agreements with respect to the five Hotels operating under the Summerfield Suites brand (which is now owned by Hyatt Corporation). We refer to this transaction as the “Wyndham Lease Termination Transaction.”

All but one of the Company’s hotels were managed by the IH Manager under management agreements with the TRSs at December 31, 2005. The TRSs are responsible for paying all hotel operating expenses, including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (see “—Management Conversion of Marriott-Managed Hotels” below), utility costs, and general repairs and maintenance. The TRSs are also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as property taxes and insurance, ground rent, and capital expenditures. As a result of the restructuring described above, hotel-level revenue is reflected in the Company’s financial statements as “Hotel operating revenue” and hotel-level expense is reflected as “Hotel operating expense.” The Company’s TRSs may pay corporate level income tax and may retain any after-tax income. The Company had hotels operating under the previous structure during part of 2004.

Management Conversion of Marriott-Managed Hotels. Between April 2003 and August 2003, the Company, the IH Lessee, and Marriott International, Inc. and various affiliates thereof (collectively, “Marriott”) completed a transaction under which the IH Lessee (1) converted the agreements under which 17 of our hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) became the manager of the hotels. The TRSs assumed the IH Lessee’s obligations under the agreements executed in connection with this transaction. Under those agreements, the TRSs will pay Marriott (1) a franchise fee of 6.5% of room revenues for the first ten years of each franchise agreement and a 5% royalty thereafter and (2) $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). We refer to this transaction as the “Marriott Takeback Transaction.”

(b) Financial Information about Industry Segments

The Company is in the business of acquiring equity interests in hotels and limits its activities to one industry segment.

(c) Narrative Description of Business

General. The Company is a self-administered Maryland real estate investment trust, which owned equity interests in 70 Hotels with an aggregate of 8,825 rooms/suites at December 31, 2005. Innkeepers had 24 employees at December 31, 2005.

Internal Growth Strategy. The Company seeks to maximize revenue and profit at its hotels through: (i) aggressive asset management, which includes insuring that its hotel managers maximize the franchise brands’ marketing programs, developing timely sales management policies and plans, developing operational initiatives for the Hotels that increase guest satisfaction, maximizing property management efficiencies, and controlling cost, and (ii) continuing reinvestment in the hotels.

Property Operations—The IH Manager. The Company believes that the quality of the on-site hotel operators is important to the future growth in revenue from the Hotels. The IH Manager generally is required to perform or provide for all operational and management functions necessary to operate the Hotels. The IH manager uses both a centralized and decentralized approach. Hotel-level personnel handle front desk operations, housekeeping, direct sales and marketing, and preventive maintenance and repairs. The IH Manager handles on a centralized basis functions such as financial reporting, accounting and payroll, human resources, revenue management, purchasing and risk management.

Sales and Revenue Management. The IH Manager utilizes regional sales management oversight to coordinate, direct and manage the sales activities of personnel located at each hotel. Each property has a detailed annual marketing plan as well as regularly updated action plans that outline the strategy relative to corporate accounts, market segments, group revenue and special event goals. As of December 31, 2005, the IH Manager employed three regional directors of sales and dedicated sales associates at each hotel to lead sales efforts. The regional directors serve as a liaison to national corporate customers as well as the franchise brands’ national sales representatives, to maximize revenue and to minimize potential customer loss to the competitors. The regional directors are responsible for overseeing the development and execution of targeted action plans as well as recruiting and developing “Best of Class” sales representation. The IH manager employs a corporate revenue management team to provide tools that assist in increasing revenue efficiency. The revenue management team offers leadership, guidance and expertise through daily calls to support the hotels’ planning and execution of fundamental revenue management principles. This includes pricing relative to market demand and competitive pricing; assisting in the establishment of corporate account rates and group pricing; yield management tactics; and turndown and market share analysis. Additionally, this team ensures that each property maximizes the franchise brands’ reservation system contribution capabilities.

Capital Improvements, Renovation and Refurbishment. The Company intends to maintain its hotels in a condition that complies with their respective franchise licenses, among other requirements. In addition, the Company may upgrade hotels in order to capitalize on opportunities to increase revenue, and as needed to meet competitive conditions and preserve asset quality. The Company may also renovate or expand hotels when it believes the investment in renovations will provide an attractive return to the Company through increased revenue or is otherwise in the best interests of the Company.

The Company spent approximately $17 million, $25 million and $27 million in 2005, 2004 and 2003, respectively, for furniture, fixtures and equipment and certain other capital expenditures at the hotels owned during these periods. These amounts exclude acquisition, development, and conversion costs. The Company expects to spend approximately $25 million, excluding acquisition, conversion and development costs, for such purposes in 2006.

Franchise Agreements. We seek to affiliate our hotels with premier franchise companies and brands that offer robust marketing support and services and that have demonstrated their ability to command revenue premiums over other brands. Our hotels operate under the Residence Inn by Marriott, Summerfield Suites, Homewood Suites by Hilton, Doubletree Guest Suites, Westin, Four Points by Sheraton, Courtyard by Marriott,

Hampton Inn, and TownPlace Suites brands. The franchise licenses for our hotels are held by our TRSs. The franchise agreements require the payment of fees based on a percentage of hotel room revenue. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The results of these inspections can result in additional capital expenditure requirements, or additional operational, marketing or repairs and maintenance expenses. The Company or its subsidiaries have guaranteed certain obligations of TRSs under the franchise licenses.

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

Target Markets. The Company generally focuses on markets that have high barriers to entry relative to other markets and is emphasizing markets that include northern New Jersey, the Washington, D.C. metropolitan area, and southern California. The Company’s preferred markets are generally characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop an upscale or an upscale extended-stay hotel and relatively higher costs associated with such development. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. The Company currently has hotels in 20 states and Washington, D.C.

Target Customer. Most of the Company’s existing hotels are generally focused on the business customer. It is the Company’s intent to continue to seek to acquire hotels that cater principally to business travelers, but the Company also is actively seeking to acquire hotels that target families and leisure travelers.

Acquisition of Upscale, Upscale extended-stay and Mid-Priced hotels. The Company focuses on acquiring upscale extended-stay hotels because of the strong performance of that segment, which has resulted primarily from (i) the prevailing social and economic forces that increase the demand for upscale extended-stay hotels, including the increasing tendency of businesses to conduct on- and off-site training for employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, and (ii) the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays. Upscale extended-stay hotels also require less staff and have lower fixed costs than full-service hotels and are designed and operated in a way that typically has resulted in higher operating margins than most full-service hotels. Forty nine of our hotels are in the upscale extended-stay segment. The Company also focuses on opportunistically acquiring upscale and mid-priced hotels in order to diversify the portfolio. The Company acquired several upscale and mid-priced hotels in 2005. In January 2005, the Company acquired an existing 83-room Hampton Inn hotel in Columbia, Maryland for $10 million, including closing costs and anticipated capital expenditures. In January 2005, the Company acquired an existing 190-room hotel in Montvale, NJ, for $18 million, including closing costs. The Company closed the hotel to begin a $6 million renovation to convert the hotel to a Courtyard by Marriott which is expected to open in 2006. In May 2005, the Company acquired the newly renovated 224-room Westin Governor Morris hotel in Morristown, N.J. for $35.1 million. In November 2005, the Company acquired an existing 80-room limited service hotel in Boston, MA, for $19.6 million, including closing costs.

Acquisition of Under-Performing hotels. Although our primary focus is on the upscale and upscale extended-stay market, the Company will from time to time consider acquisition of under-performing mid-priced and full-service hotels that have the potential for strategic repositioning in the market or re-flagging to a premium franchise brand in the upscale segment, or that can benefit from substantial renovation. Generally, hotels that meet the Company’s investment criteria include (i) poorly managed hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in a deteriorated physical condition that could benefit significantly from renovation, and/or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard by Marriott. In June 2003, the Company acquired an existing 203-room hotel located in Atlantic City, NJ for $8.6 million. The Company closed the hotel in October 2004 to begin a $15.0 million renovation to convert the hotel to a Courtyard by Marriott. In June 2004, the Company acquired an existing 182-room hotel in Louisville, KY for $6.4 million. The Company closed the hotel in October 2004 to begin a $5.0 million renovation to convert the hotel to a Hampton Inn, which opened in August 2005. In January 2005, the Company acquired an existing 190-room hotel in Montvale, NJ, for $18 million. The Company closed the hotel to begin a $6 million renovation to convert the hotel to a Courtyard by Marriott, which is expected to open in 2006.

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

In September 2002, the Company developed and opened a 174-room Residence Inn hotel located in Saddle River, NJ for $23.0 million. In September 2004, the Company acquired a land site in Valencia, CA for $3.7 million to develop a 157-suite Embassy Suites Hotel for $21.0 million, which is expected to open in late 2006 or early 2007. The Company is actively pursuing several other development opportunities in its target markets.

Hotel Disposition Strategy. The Company disposes of certain hotels when it believes (i) a superior return can be generated because of rapid price appreciation or re-development opportunities, and the proceeds can be redeployed to generate more income; (ii) the operating performance of the hotel has been maximized and it can sell on a favorable basis, (iii) the operating performance of a hotel is declining and will continue to decline due to new competitors opening in the market or the loss of demand generators, (iv) the franchise affiliation of the hotel no longer is complementary to the Company’s long-term strategic initiatives or (v) the cost of franchisor requirements for the hotel becomes unattractive in light of the performance and prospects for the hotel. During 2005, the Company sold three hotels for total proceeds of $21.3 million.

Available Information. The Company’s Internet website is www.innkeepersusa.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4 and 5 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the Company’s website includes corporate governance information, including the charters for committees of the Board of Trustees, the Company’s Corporate Governance Guidelines and the Company’s Code of Conduct. This information is available in print to any shareholder who requests it by writing to Investor Relations, Innkeepers USA Trust, 340 Royal Poinciana Way, Suite 306, Palm Beach, FL 33480. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings that we make with the SEC.

Item 1A. Risk Factors.

An investment in the Company is subject to significant risks, including those that we disclose in reports filed from time to time with the SEC. See “Risk Factors” beginning on page R-1 of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties

The following table sets forth certain information regarding the Company’s 70 hotels by brand.

		Year Ended December 31, 2005
	Number of Suites/ Rooms	Number of Hotels	Room Revenue	Occupancy (1)	ADR (1)	RevPAR (1)
Residence Inn by Marriott	5,044	42	$148,623,930	77.63%	$103.98	$80.73
Hampton Inn	1,640	13	35,259,745	65.52	98.50	64.53
Summerfield Suites	650	5	19,700,828	81.61	98.35	80.26
Courtyard by Marriott	136	1	3,429,565	71.18	97.06	69.09
Westin	224	1	4,914,628	58.70	160.44	94.18
Four Points by Sheraton	216	1	5,317,084	61.02	110.53	67.44
Homewood Suites by Hilton	146	1	5,443,149	79.98	127.71	102.14
Doubletree Guest Suites	105	1	5,381,321	80.60	174.21	140.41
Sunrise Suites (2)	96	1	2,153,072	66.16	92.87	61.45
TownePlace Suites	95	1	2,065,777	69.64	85.55	59.58
Clarion (Bulfinch—Boston, MA)	80	1	199,651	42.70	121.81	52.01
Hotels closed for conversion to Courtyard by Marriott	393	2	—	—	—	—
Consolidated Total / Weighted Average (3)	8,825	70	$232,488,749	75.21%	$103.82	$78.08

(1)	Represents the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of the Hotels for 2005. ADR is calculated by dividing room revenue by rooms sold. RevPAR for a Hotel is calculated by multiplying its ADR by its occupancy rate.
(2)	This hotel is operated independently of a franchise brand.
(3)	Hotels closed for renovation during part or all of 2005 (five hotels with a total of 1,429) rooms are excluded from consolidated weighted average occupancy, ADR, and RevPAR results.

The Percentage Leases. Each Percentage Lease contains provisions substantially similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain substantially similar provisions. All of the Percentage Leases are between subsidiaries of the Company that own the hotels and TRSs, which are indirect, wholly-owned subsidiaries of the Company. The rent paid under Percentage Leases is eliminated upon consolidation in the Company’s financial statements. Nonetheless, we believe that an understanding of the Percentage Leases remains important to investors because, among other reasons, incentive management fees are payable to the IH Manager of 50% of hotel available cash flow, which is the amount remaining after the TRSs fully satisfy their rent obligations to the Company and their other obligations under the Percentage Leases.

Percentage Lease Terms. Prior to the TRS Transaction, substantially all Percentage Leases had an initial term of at least ten years. The Company expects that the lease terms for all Hotels acquired in the future, and the terms of Percentage Leases renewed upon expiration of their terms will be five years.

Rent Payable Under the Percentage Leases. The Percentage Leases provide for the payment of percentage lease rent based upon percentages of room revenue (“Percentage Rent”). Under the Percentage Rent formula, the Company generally receives between 30% and 35% of room revenue at a hotel up to a specified level (“Revenue Break Point”) and between 68% and 70% of room revenue in excess of the Revenue Break Point. Each Percentage Lease also provides for a fixed annual base rent (“Base Rent”). Percentage Rent and Base Rent are referred to sometimes as “Rent.” The Percentage Leases generally provide that annual Base Rent and the Revenue Break Points for the payment of Percentage Rent are adjusted annually based on changes in the U.S. Consumer Price Index (“CPI”). The CPI increases effective January 1, 2006, 2005 and 2004 were 3.5%, 3.4% and 1.64%, respectively. Upon expiration of a lease term, the rent formula for the renewal term will be re-set to produce a then-current market rate rent. (See “The Management Agreements with the IH Manager” below).

Other than property taxes and insurance, ground rent (where applicable), the cost of certain furniture, fixtures and equipment and certain capital expenditures, which are obligations of the Company, the Percentage Leases require the TRSs to pay Base Rent, Percentage Rent and the hotel-level operating expenses (including franchise and management fees) of the hotels during the terms of the Percentage Leases.

Maintenance and Modifications. The Percentage Leases obligate the Company to make available to the TRSs for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the hotels an amount equal to 4% or 5% of room revenues from the hotels per month on a cumulative basis. The Company’s obligation is carried forward to the extent that such amounts are not spent. Generally, the Company directly contracts for, supervises and funds capital expenditures, and on properties subject to mortgages the capital funds are generally held in escrow by the lender. The Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or management agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the TRS’ are required, at their expense, to (i) maintain the hotels in good order and repair, (ii) pay for all hotel-level operating expenses and (iii) comply with the requirements of any of the Company’s loan agreements (to the extent applicable to property operations or cash management), any franchise agreement, any management agreement and applicable law.

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

Fees. The IH Manager receives a base management fee of 3% of gross revenues, an accounting services fee of $750 per hotel per month, and an incentive management fee of 50% of hotel available cash flow. Hotel available cash flow is defined generally as hotel gross revenue less hotel operating expenses, (including franchise fees), base management fees, the accounting service fees, and percentage lease rent (paid by the TRSs to the Company). When the current term expires for a Percentage Lease for a hotel, the Company expects that the renewal Percentage Lease will include a revised rent formula designed to produce a then-market rent for the hotel. Thereafter, the annual rent included in the calculation of ‘hotel available cash flow’ to determine the incentive management fee payable to the IH Manager for that hotel will be the greater of (i) 7% of the un-depreciated cost of the hotel, plus annual property taxes and insurance; or (ii) 30% of all room revenue up to the revised Revenue Break Point and 68% of all room revenue in excess of the revised Revenue Break Point, with the revised Revenue Break Point being a dollar amount calculated to allocate the expected operating profit of the hotel (before deducting rent payable under the Percentage Lease and as further defined in the management agreements) for the first year of the replacement or renewal Percentage Lease (A) 95% to the Company (in the form of rent payable under the Percentage Lease) and (B) 5% to the TRS (in the form of net income). For all Percentage Leases renewed to date, the actual rent payable under the renewed Percentage Lease rent formulas will be used to determine the incentive management fees for the hotels subject to those leases.

All of the hotels managed by the IH Manager are “pooled” for purposes of calculating the incentive management fee during the initial 10-year term of the management agreements, so that the IH Manager will not receive any incentive management fees with respect to “pooled” hotels if the Company has not received from the TRSs at the time of payment all prior and current year base and percentage lease rent accrued to that date for all “pooled” hotels. (See “—Properties—The Percentage Leases” above).

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

Defaults. The management agreements with the IH Manager provide for the right of a non-defaulting party to terminate an agreement upon an event of default as specified in the agreement. Events of default include bankruptcy and failure to comply with the terms of the agreement. In addition, the IH Manager would be in default if it (i) ceases to qualify as an EIC (eligible independent contractor) with respect to the hotel, (ii) is in default under one or more other ‘pooled agreements’ or (iii) fails to cure a default under the franchise agreement arising for any reason other than the Company’s failure to provide capital to improve the hotel. The IH Manager would also be in default under all of the “pooled” management agreements if it is in default under any of the “pooled” management agreements. Upon a TRS default, the IH Manager would generally be entitled to terminate the agreement and receive an early termination fee equal to the fair market value of the management agreement as determined in accordance with the agreement, and certain severance costs. Upon an IH Manager default, the TRS would generally be entitled to terminate the agreement and/or sue for specific performance or damages. However, if the TRS terminates the agreement because the IH Manager ceases to qualify as an EIC due to changes in applicable law, the TRS’ sole remedy is termination of the agreement, and the IH Manager is entitled to a payment equal to the fair market value of the agreement less the fair market value of the management agreement the TRS enters into with another manager.

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

Sale of Hotel. The TRSs have the right to terminate a management agreement upon the sale of the hotel by providing 60 days notice and, unless the transferee offers to retain the IH Manager on similar terms, payment of a termination fee equal to the fair market value of the management agreement as determined in accordance with the agreement. The IH Manager has agreed to suspend payment of any compensation otherwise payable to it upon a sale of a hotel or loss of EIC (eligible independent contractor) status in certain circumstances. Only if at any time there is a ‘net IH credit’ outstanding for 365 consecutive days (or upon a change of control of the Company), must the TRSs pay the IH Manager the ‘net IH credit.’ A ‘net IH credit’ is defined generally as (A) ‘IH Manager credits’ less (B) ‘TRS credits.’ ‘IH Manager Credits’ is defined generally as the aggregate amount of (1) the early termination fees payable to the IH Manager upon sales of hotels plus (2) any compensation payable to the IH Manager upon the TRSs’ termination of management agreements because the IH Manager ceases to qualify as an EIC less (3) any ‘net IH credit’ previously paid to the IH Manager. ‘TRS credits’ is generally defined as the aggregate fair market value of new management agreements entered into by the TRSs (or their affiliates) with the IH Manager (or its affiliates).

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders between October 1, 2005 and December 31, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “KPA.” The following table sets forth for the periods indicated the high and low close sale prices for the common shares, as traded on such exchange.

	High	Low
2005
First quarter	$14.24	$12.13
Second quarter	14.94	12.50
Third quarter	16.14	14.82
Fourth quarter	17.93	14.68
2004
First quarter	$9.79	$8.77
Second quarter	10.34	7.65
Third quarter	12.44	10.19
Fourth quarter	14.27	12.10

On March 1, 2006, the last reported sale price of our Common shares as reported by the New York Stock Exchange was $17.84 per share. At March 1, 2006 the Company had approximately 400 holders of record of its common shares. It is estimated that there were approximately 6,000 beneficial owners of the common shares.

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY’S DECLARATION OF TRUST LIMITS THE NUMBER OF COMMON SHARES THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.8% OF THE OUTSTANDING COMMON SHARES. (SEE “RISK FACTORS—OUR SHARE OWNERSHIP LIMITATION MAY PREVENT CERTAIN TRANSFERS OF OUR COMMON SHARES” BEGINNING ON PAGE R-1).

The following table sets forth information regarding the declaration and payment of distributions by the Company on its common shares, and Series C Preferred Shares for the years ending December 31, 2005 and 2004.

Quarter to which distribution relates	Record date	Payment date	Common share distribution amount	Series C Preferred Share distribution amount
2005
First quarter	03/25/2005	04/27/2005	$0.06	$0.50000
Second quarter	06/24/2005	07/27/2005	0.10	0.50000
Third quarter	09/30/2005	10/26/2005	0.15	0.50000
Fourth quarter	12/30/2005	01/31/2006	0.15	0.50000
2004
First quarter	03/26/2004	04/27/2004	$0.03	$0.53900
Second quarter	06/25/2004	07/27/2004	0.03	0.50000
Third quarter	09/24/2004	10/26/2004	0.06	0.50000
Fourth quarter	12/31/2004	01/25/2005	0.06	0.50000

Note 2 to the Company’s financial statements beginning on page F-1 delineates the portion of the distributions that represented ordinary income, return of capital, capital gain and unrecaptured Section 1250 gain.

On February 2, 2006, the Company’s Board of Trustees declared a first quarter distribution of $0.15 per common share and partnership common unit, $0.50 per Series C Preferred Share and $0.275 per Class B Preferred Unit to holders of record on March 31, 2006. The distribution is payable on April 25, 2006.

To maintain our qualification as a REIT, we intend to make annual distributions to our shareholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Trustees and declared by us based upon a variety of factors deemed relevant by our trustees, and no assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our shareholders will depend, in part, upon the performance of our hotels and management companies, principally the IH Manager.

The Company had no sales of unregistered securities to report for 2005.

The Company’s share incentive plan for employees and officers reserves 4,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. The Company may currently grant up to 2,200,000 restricted shares and performance shares under the employees’ plan. As of December 31, 2005, options to acquire 1,003,000 Common Shares had been awarded under the employees’ plan, and 1,121,638 restricted Common Shares had been awarded under the employees and officers’ plan. The Company’s trustees’ share incentive plan provides for the grant of incentive share options and restricted shares to trustees. As of December 31, 2005, options to acquire 100,000 common shares have been awarded under the trustees’ plan, and 75,053 restricted Common Shares have been awarded under the trustees’ plan. The following table provides additional information about the Company’s equity compensation plans described above, as of December 31, 2005.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compen- sation plans (excluding securities reflected in first column) (1)
Equity Compensation Plans Approved by Shareholders	1,003,000	$11.99	2,296,862

Equity Compensation Plans Not Approved by Shareholders	—	—	—

(1)	Under the employees’ plan, the Company may grant up to 2,200,000 restricted common shares and performance shares. At December 31, 2005, 1,078,362 shares remained available for issuance in the form of restricted or performance shares under the employees’ plan.

Item 6. Selected Financial Data

The following tables set forth selected financial and other data for the Company. The following data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company included herein.

The following data has been derived from the audited consolidated financial statements. Consolidated balance sheets as of December 31, 2005 and 2004 and related consolidated statements of income and of cash flows for each of the three years in the period ended December 31, 2005 and notes therein appear beginning on page F-1.

Selected Financial Data (in thousands, except share and per share data)

	For the years ended December 31,
(in thousands, except share and per share data)	2005	2004	2003	2002	2001
Operating data (1):
Total revenue	$247,181	$205,029	$83,829	$83,664	$100,107
Income from continuing operations	21,290	13,471	4,968	6,176	23,839
Discontinued operations	1,369	1,129	(13,129)	(7,933)	2,579
Gain (loss) on sale of Hotels	—	—	—	530	(250)
Net income (loss)	22,659	14,600	(8,161)	(1,227)	26,168
Earnings (loss) per share from continuing operations	0.23	(0.06)	0.13	0.17	0.70
Basic earnings (loss) per share	0.26	(0.03)	(0.49)	(0.31)	0.47
Diluted earnings (loss) per share from continuing operations	0.23	(0.06)	(0.13)	(0.11)	0.40
Diluted earnings (loss) per share	0.26	(0.03)	(0.49)	(0.31)	0.47

	2005	2004	2003	2002	2001
Other data:
Cash provided by operating activities	$66,424	$61,427	$51,152	$53,844	$75,028
Cash used by investing activities	(86,182)	(107,729)	(31,014)	(13,872)	(37,308)
Cash provided (used) by financing activities	8,817	59,553	(31,919)	(23,682)	(47,053)
Dividends per common share	0.46	0.18	0.17	0.40	0.91
Dividends per preferred share	2.00	2.04	2.11	2.16	2.16

	2005	2004	2003	2002	2001
Balance sheet data:
Investment in Hotel properties	$1,020,397	$943,012	$856,016	$863,818	$865,882
Total assets	836,978	795,992	706,740	734,048	752,920
Debt	269,426	286,865	232,174	236,730	261,116
Minority interest in Partnership	47,982	51,088	51,689	52,458	54,249
Shareholders’ equity	483,019	428,892	403,858	428,160	426,003

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful supplemental information to investors regarding the Company’s financial condition and results of operations. FFO facilitates comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Many other real estate companies use FFO as a measure of their financial and operating performance, which provides another basis of comparison for management. FFO, as defined, adds back historical cost depreciation. Historical cost depreciation assumes the value of real estate assets diminishes predictably over a certain period of time. In fact, real estate asset values have historically increased or decreased with market conditions. Additionally, FFO per share targets have historically been used to determine a significant portion of the incentive compensation of the Company’s senior management.

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

The following presents the Company’s calculations and reconciliations to net income, FFO, diluted FFO and diluted FFO per share for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 (in thousands, except share and per share data):

	2005	2004	2003	2002	2001
Net income (loss) applicable to common shareholders	$11,059	$(1,138)	$(18,144)	$(11,210)	$16,185
Depreciation	35,356	31,806	31,907	34,1999	35,938
Depreciation included in discontinued operations	—	1,564	2,636	2,936	3,442
(Gain) loss on sale of Hotels included in discontinued operations	(1,501)	(782)	57	—	—
Minority interest, common	193	(32)	(563)	(379)	615
(Gain) loss on sale of Hotels	—	—	—	(530)	250

Basic FFO	$45,107	$31,418	$15,893	$25,016	$56,430

Minority interest, preferred (1)	4,273	—	—	—	4,433
Preferred share dividends (1)	—	—	—	—	9,983

Diluted FFO (1)	$49,380	$31,418	$15,893	$25,016	$70,846

Denominator for earnings per share (2)	42,266,403	37,576,641	37,357,033	35,954,229	34,461,134
Effect of Dilutive Securities:
Stock Options (2)	—	155,283	1,135	16,719	—
Restricted Shares (2)	—	149,150	104,574	118,003	—
Common Units	760,519	1,132,237	1,167,425	1,231,494	1,320,403
Class B Preferred Units (1)	3,884,469	—	—	—	3,899,170
Series A Preferred Shares (1)	—	—	—	—	6,857,493

Denominator for diluted FFO per share	46,911,391	39,013,311	38,630,167	37,320,445	46,538,200

Diluted FFO per share (1)	$1.05	$0.81	$0.41	$0.67	$1.52

(1)	The conversion of the Series A Preferred Shares and the Class B Preferred Units into common shares is anti-dilutive and, therefore, is not included in the calculation of diluted FFO per share for 2004, 2003, and 2002.
(2)	Share options and restricted shares are included in the denominator for diluted earnings per share for 2005 and 2001 because the effect of these securities is dilutive to net income per share. Share options and restricted shares are not included in the denominator for diluted earnings per share for 2004, 2003, and 2002 because the effect of these securities is anti-dilutive to net loss per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following Management’s Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Risk Factors” beginning on page R-1 of this report and “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” above for a discussion of the factors that may impact any such forward-looking statements made herein. Management’s Discussion and Analysis should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1. The notes contain essential information and the definitions of certain capitalized terms used in this section of the report.

Critical Accounting Policies

We discuss below accounting policies that we believe are critical to an investor’s understanding of our financial results and condition, and require management to make complex judgments and/or assessments of risks. Information regarding certain other accounting policies is included in the notes to the Company’s financial statements.

Long-Lived Assets. Hotels are depreciated over their estimated useful lives. Useful lives are based on management’s estimates of the period over which the assets will generate revenue.

We review our hotels on an annual basis for “impairment”. We also determine on a quarterly basis if any events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. The Company reviewed each of its hotels at December 31, 2005 for impairment and, based on its estimate of each hotel’s future undiscounted cash flows, determined that no impairment existed at any of its hotels. In determining each hotel’s future undiscounted cash flows, we made many assumptions and estimates, including the following: (1) annual cash flow growth rates for revenues and expenses, (2) holding periods of the hotels, (3) expected remaining useful lives of the hotels, and (4) fair value of the hotel upon disposition, if appropriate. In the fourth quarter 2003, we recorded an impairment charge on two of the three hotels that were held for sale at December 31, 2004 in the amount of $15.2 million, and in the fourth quarter of 2004 we recorded an additional impairment charge on two of the three hotels that were held for sale at December 31, 2004 in the amount of $626,000. The impairment charges were based on valuing the hotels at the expected proceeds to be realized upon a sale less any closing costs. If the Company’s estimate of the future cash flows of one or more of its hotels were to decrease in future periods, the Company may be required to recognize further impairment charges in such periods and the impairment charges may be significant.

Income Taxes. The TRSs have cumulative future income tax deductions of $4,711,000 at December 31, 2005 and the gross deferred tax asset associated with these future tax deductions was $1,786,000. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset. The TRSs considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the TRSs were to determine that it could realize all or a portion of the deferred tax asset in the future, the TRSs would record a reduction in the valuation allowance and recognize a deferred income tax benefit in the same amount.

Overview

At December 31, 2005, the Company owned 70 hotels with a aggregate of 8,825 rooms/suites in 20 states and Washington, D.C.

Our operating results are dependent on maintaining and improving the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of our hotels. Occupancy, ADR and RevPAR results are presented in the following table:

	Years ended December 31,		Percentage increase (decrease)
	2005	2004
Portfolio (1):
Occupancy	75.21%	74.80%	0.55%
ADR	$103.82	$97.42	6.57%
RevPAR	$78.08	$72.87	7.15%
Upscale Extended-Stay (2):
Occupancy	78.19%	77.41%	1.01%
ADR	$103.84	$98.12	5.83%
RevPAR	$81.20	$75.95	6.91%
Upscale (3):
Occupancy	68.54%	73.82%	(7.15)%
ADR	$123.57	$115.07	7.39%
RevPAR	$84.70	$84.95	(0.29)%
Mid-Priced (4):
Occupancy	65.77%	65.09%	1.04%
ADR	$97.66	$88.38	10.50%
RevPAR	$64.23	$57.53	11.65%

(1)	Includes 65 hotels, and excludes five hotels closed for renovation and/or conversion during part or all of the periods presented. Includes our Ft. Walton Beach, FL hotel, which had a substantial number of rooms out of service for an extended period following hurricanes in September 2004.
(2)	Includes 49 hotels.
(3)	Includes three hotels, and excludes three hotels closed for renovation and conversion during part or all of the periods presented.
(4)	Includes 13 hotels, and excludes the Hampton Inn hotel in Louisville, KY that was closed for renovation and conversion and re-opened in August 2005.

Results of Operations

The following paragraphs discuss the results of operations for the Company.

Comparison of the Year Ended December 31, 2005 (“2005”) to the Year Ended December 31, 2004 (“2004”)

Of the Company’s 70 owned hotels at December 31, 2005, 61 hotels with a total of 7,396 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for the full twelve months ended December 31, 2005 and 2004. The nine hotels excluded consist of (a) four hotels with a total of 799 rooms closed for renovation and conversion during part or all of the periods presented and (b) five other hotels acquired in 2004 or 2005.

The Company had total revenue for 2005 of $247,181,000 consisting of $246,655,000 of hotel operating revenue and $526,000 of other revenue compared to total revenue of $205,029,000 for 2004, consisting of $199,634,000 of hotel operating revenue, $5,010,000 of Percentage Lease revenue, and $385,000 of other revenue. The increase in hotel operating revenue and decline in Percentage Lease revenue from 2004 to 2005 was due to (1) improved hotel operating performance as discussed below, (2) the completion of the TRS Transaction and the Wyndham Lease Termination Transaction and (3) hotels acquired in 2005 and 2004.

The TRS Transaction was completed with respect to 22 of the Comparable Hotels with a total of 2,734 rooms on February 1, 2004 and one Comparable Hotel with 174 rooms on March 1, 2004. The Wyndham Lease

Transaction was completed with respect to six of the Comparable Hotels with a total of 746 rooms on March 1, 2004. The accompanying Statements of Operations reflect Percentage Lease revenue for those hotels for periods prior to February 1, 2004 and March 1, 2004, respectively, and do not reflect all revenues or any operating expenses for those hotels prior to such dates. The Comparable Hotel results discussed below for 2004 assume that the TRS Transaction and Wyndham Lease Termination Transaction were completed for these hotels on January 1, 2004.

Room revenue increased 20.9% or $40,229,000 to $232,489,000 in 2005 from $192,260,000 for 2004. This increase was a result of a 7.15% RevPAR increase at 65 of our hotels (excludes five hotels closed for renovation and conversion during part or all of the periods presented). Room revenue for the Comparable Hotels increased $14,485,000, or 7.5%, to $207,784,000 in 2005 from $193,299,000 in 2004. This increase was due to a 7.8% RevPAR increase which was driven mainly by a 6.7% increase in ADR.

Food and beverage revenue increased $5,193,000 to $6,254,000 in 2005 from $1,061,000 in 2004. This increase was primarily due to the acquisitions of the full service Westin Governor Morris hotel in Morristown, N.J. in May, 2005 and the Four Points by Sheraton hotel in Ft. Walton Beach, FL in May, 2004. Food and beverage revenue for the Comparable Hotels decreased $26,000 to $542,000 in 2005 from $568,000 in 2004.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition) for 2005 of $141,356,000 compared to hotel operating expenses in 2004 of $115,298,000. Hotel operating expenses for the Comparable Hotels increased $4,368,000, or 3.8%, to $120,172,000 in 2005 from $115,804,000 in 2004. This increase was due primarily to higher occupancies and increases in payroll related expenses, as well as increased energy costs, repairs and maintenance, franchise and marketing costs. Hotel operating expenses for the Comparable Hotels as a percentage of revenue decreased in 2005 to 57.8% in 2005 from 59.9% in 2004.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation (“Depreciation and Amortization”) increased $3,437,000 in 2005 to $38,703,000 in the aggregate from $35,319,000 for 2004. This increase was primarily due to depreciation on the four hotels acquired in 2005, as well as a full year of depreciation expense for the three hotels acquired in 2004.

Interest expense increased slightly in 2005 to $18,817,000 from $18,553,000 in 2004 due to increases in the variable interest rate on our Line of Credit.

Property taxes and insurance in 2005 was $11,264,000 compared to $11,355,000 for 2004. Property taxes and insurance for the Comparable Hotels decreased $782,000 to $10,135,000 in 2005 from $10,917,000 in 2004. This decrease was due primarily to a lower property insurance rate on renewed policies, and successful property tax appeals.

Corporate general and administrative expenses increased $2,284,000, to $7,697,000 in 2005 from $5,413,000 in 2004. This increase was due primarily to an increase in salaries, benefits, and recruiting and relocation costs associated with the hiring of new employees, and costs associated with complying with the Sarbanes-Oxley Act of 2002.

Other charges in 2005 increased to $3,053,000 compared to $875,000 in 2004. This increase is due to an extinguishment of debt with respect to which we incurred $2,704,000 in interest, fees and costs in 2005, and personnel cost related to the retirement of the Company’s Chief Financial Officer.

Income from discontinued operations increased from $1,129,000 in 2004 to $1,369,000 in 2005. As of December 31, 2005, the Company has no hotels that are classified as “held-for-sale”.

Issuance costs in 2004 of $4,249,000 were recognized when the Series A preferred shares were redeemed in January 2004.

Net income applicable to common shareholders for 2005 was $11,059,000, or $0.26 per diluted share, compared with a net loss applicable to common shareholders of $1,138,000 or $(0.03) per diluted share for 2004. This change was due primarily to the factors discussed previously.

Comparison of the Year Ended December 31, 2004 (“2004”) to the Year Ended December 31, 2003 (“2003”)

The Company had total revenues for 2004 of $205,029,000, consisting of $5,010,000 of Percentage Lease revenue, $199,634,000 of hotel operating revenue and $385,000 of other revenue, compared to total revenue of $83,829,000 for 2003, consisting of $76,624,000 of Percentage Lease revenue, $6,839,000 of hotel operating revenue and $366,000 of other revenue. The increase in hotel operating revenue and decline in Percentage Lease revenue from 2003 to 2004 was due to the TRS Transaction and the Wyndham Lease Termination Transaction. (see “Business—General—2003-2004 Restructuring Transactions” under Item 1 above).

Room revenue increased $15,500,000 from 2003 to 2004, primarily resulting from a 7.78% RevPAR increase at 66 of our comparable hotels. These comparable 66 hotels include two hotels acquired in 2004, which together contributed $6,700,000 of room revenue in 2004. The increase in room revenue from 2003 to 2004 was $16,000,000 excluding these two hotels. These comparable 66 hotels exclude (1) one hotel acquired in June 2004 and subsequently closed for renovation and conversion, which contributed $600,000 in room revenue in 2004 prior to closing; (2) one hotel acquired in December 2004, which contributed $35,000 in room revenue in 2004; (3) one hotel acquired in June 2003 and subsequently closed for renovation and conversion, the room revenue for which increased approximately $600,000 from 2003 to 2004; and (4) two hotels sold in 2004, the room revenue for which decreased $2,400,000 from 2003 to 2004. The net result from the 7.78% RevPAR increase at these 66 comparable hotels and our acquisitions and dispositions was an increase in room revenue of $21,500,000 from 2003 to 2004. A majority of the room revenue in 2003 was used to calculate Percentage Lease revenue. A substantial majority of the room revenue in 2004 was recognized by the Company due to the TRS Transaction and the Wyndham Lease Termination Transaction.

The Company had hotel operating expenses for 2004 of $116,857,000, compared to hotel operating expenses in 2003 of $4,738,000. The increase in hotel operating expenses from 2003 to 2004 was primarily due to the TRS Transaction and the Wyndham Lease Termination Transaction.

Hotel operating expenses increased $12,100,000 from 2003 to 2004 at 58 of our hotels on a comparable basis. The increase was due to $5,400,000 in management fees to the IH Manager in 2004, expenses resulting from increased occupancy and increased franchise and marketing fees on higher room revenue. These 58 comparable hotels include two hotels acquired in 2004, which together incurred 4,500,000 in operating expenses, and exclude (1) six hotels leased to and managed by Wyndham in 2003 and the first quarter of 2004; (2) the hotel acquired in June 2004 and subsequently closed for renovation and conversion, which incurred hotel operating expenses of $600,000 in 2004; (3) the hotel acquired in December 2004, which incurred $30,000 in hotel operating expenses in 2004; (3) the hotel acquired in June 2003 and subsequently closed for renovation and conversion, the hotel operating expenses for which increased $540,000 from 2003 to 2004; and (4) the two hotels sold in 2004, which had a decrease of $1,800,000 in hotel operating expenses from 2003 to 2004. The net result of the increase in hotel operating expenses at the 58 comparable hotels and the acquisitions and dispositions of hotels in 2004 was an increase in hotel operating expenses of $16,000,000. A majority of the hotel operating expenses incurred in 2003 were the responsibility of our lessees and were not recognized by the Company. A substantial majority of the hotel operating expenses incurred in 2004 was recognized by the Company due to the TRS Transaction and Wyndham Lease Termination Transaction.

The Company’s TRS incurred a net loss of $4,480,000 in 2004 compared to a net loss of $727,000 in 2003, all of which was incurred in December. For 23 hotels the Percentage Lease for which were acquired by TRS’ on December 1, 2003, the Company recognized only Percentage Lease revenue prior to December 1, 2003 and recognized hotel operating revenue and expenses in 2004 and December 2003. The Company acquired the remaining Percentage Leases on 43 hotels in the first quarter of 2004 and recognized hotel operating revenue and expenses on these hotels after the leasehold acquisition, and recognized Percentage Lease revenue on these hotels in 2003 and a portion of the 2004 first quarter.

Depreciation and Amortization were $33,760,000 in the aggregate for 2004 compared to $34,480,000 for 2003. The decrease in Depreciation and Amortization was primarily due to restricted common shares granted to employees becoming fully vested in 2003 which resulted in the decrease of amortization of unearned compensation by $495,000 from 2003 to 2004.

Interest expense for 2004 was $18,553,000 compared to $17,422,000 for 2003. This increase was due primarily to increased borrowings under the Company’s $135,000,000 line of credit (the “Line of Credit”).

Property taxes and insurance remained relatively constant in 2004 at $11,355,000 compared to $11,623,000 for 2003.

General and administrative expenses increased $252,000, to $5,413,000 in 2004 from $5,161,000 in 2003. This increase was due primarily to an increase in salaries and benefits and fees associated with complying with certain of Sarbanes-Oxley and related rules.

Other charges in 2004 decreased $349,000 to $875,000 compared to $1,224,000 in 2003. This decrease is primarily due to a decrease in TRS Transaction costs and advisory services of $1,560,000 offset partially by $392,000 in severance costs related to the departure of a former officer and $250,000 paid to the IH Manager in connection with the Marriott Takeback Transaction.

Discontinued operations decreased $14,258,000 from a loss of $13,129,000 in 2003 to income of $1,129,000 in 2004. The decrease is due primarily to an impairment charge of $15,243,000 recognized in 2003 relating to three hotels.

Preferred share dividends increased $5,755,000, to $15,738,000 from $9,983,000, primarily due to $4,249,000 in issuance costs that were recognized when the Series A preferred shares were redeemed in January 2004.

Net loss applicable to common shareholders for 2004 was $1,138,000 or $0.03 per diluted share, compared with a net loss of $18,144,000 or $0.49 per diluted share for 2003. This change was due primarily to the factors discussed previously.

Liquidity and Capital Resources

The Company’s principal source of liquidity is from hotel operations, which provide cash for debt service, distributions, capital expenditures and working capital. The Company expects that its cash from hotel operations during 2006 will be sufficient to fund the costs of continuing operations and budgeted capital expenditures (including furniture, fixture and equipment replacements) at its 68 currently operating hotels. Due, in part, to the need to use cash to satisfy the REIT minimum shareholder distribution requirements, the Company expects to borrow to fund all or a substantial majority of its acquisition, conversion and development costs during the year. The Company expects to fund any liquidity or capital expenditure shortfall and its external growth objectives with cash on hand, by borrowing on its Line of Credit or other debt facilities or accessing the capital markets.

Cash Flow Analysis

Cash and cash equivalents at December 31, 2005 and 2004 were $11,897,000 and $22,837,000 respectively. Net cash provided by operating activities increased from $61,427,000 in 2004, to $66,424,000 in 2005. The increase in net cash provided by operating activities was primarily the result of an increase in net income to $22,659,000 in 2005 from $14,600,000 in 2004, which was partially offset by the decrease in Accounts receivable. The increase in net income was primarily due to a 7.15% RevPAR increase at our Hotels in 2005 from 2004.

Net cash provided by operating activities increased from $51,152,000 in 2003, to $61,427,000 in 2004. The increase in net cash provided by operating activities was primarily the result of an increase in net income to

$14,600 in 2004 from a net loss of $8,161,000 in 2003. The increase in net income was primarily due to a 7.78% RevPAR increase at our Hotels and a net loss in 2003 comprised of a non cash $15,243,000 impairment charge on Hotels classified as held for sale included in discontinued operations.

Net cash used in investing activities was $86,182,000 for 2005. This was comprised primarily of the acquisition of four hotels for $82,700,000 and capital expenditures of $27,080,000 (including $9,588,000 for conversion and development costs), offset by $20,827,000 of hotel sales proceeds and a change in restricted cash of $4,106,000.

Net cash used in investing activities was $107,729,000 for 2004. This was comprised primarily of the acquisition of four hotels for $80,400,000, a land site for $3,700,000, and capital expenditures at certain Hotels for $25,000,000, offset by proceeds from the sale of two hotels for $8,700,000.

Net cash provided by financing activities was $8,817,000 for 2005, consisting primarily of proceeds from issuance of common shares of $59,594,000 and borrowings on the line of credit of $100,000,000, which were partially offset by payments on the line of credit and principal amortization of $117,439,000, and distributions paid of $31,722,000.

Net cash provided by financing activities was $59,553,000 for 2004, consisting primarily of distributions paid of $21,304,000 and the redemption of 4,630,000 8.625% Series A Preferred Shares for $115,722,000 offset by net proceeds from the issuance of 5,800,000 8.0% Series C cumulative preferred shares of $140,300,000 and net borrowings of $54,691,000.

Distributions/Dividends

The Company has paid regular distributions on its common shares and common units of limited partnership interest in the Partnership (“Common Units”). The quarterly per common share and Common Unit distributions for the first, second, third and fourth quarters of 2005 were $0.06, $0.10, $0.15, and $0.15, respectively. Quarterly preferred distributions of between $0.275 and $0.28875 are payable on each Class B Preferred Unit of limited partnership interest in the Partnership (“Class B Preferred Unit”), depending on the level of common share dividend paid. Each of the 2005 quarterly distributions was $0.275 per Class B Preferred Unit. The Company paid a $0.50 dividend on each of its Series C preferred shares in the first, second, third, and fourth quarters of 2005. The timing and amount of any future dividends will be determined by the Company’s Board of Trustees, in its sole discretion, based on factors it deems relevant, and no assurance can be given that the current dividend levels will be sustained. The holders of the Common Units and Class B Preferred Units may redeem each of their units for cash equal to the then-trading value of a common share or, at the election of Innkeepers, one common share. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

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

Financing

In making future investments in hotel properties, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program, to acquire or develop hotels, or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust currently limits consolidated indebtedness of the Company to 50% of the Company’s investment in Hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. The Company had bank-funding commitments available under the Line of Credit of approximately $59.4 million at December 31, 2005. The actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement. The interest rate on the Line of Credit ranges from LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. The Line of Credit matures in July 2007. The Company was in compliance with the financial covenants contained in its Line of Credit and term loan agreements at December 31, 2005. At December 31, 2005, the Company had an outstanding balance of $64.1 million under its Line of Credit.

The following table summarizes certain information concerning the Company’s debt at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Investment in Hotel properties	$1,020,397	$943,012
Debt	269,426	286,865
Percentage of debt to investment in Hotel properties	26.4%	30.4%
Percentage of fixed rate debt to total debt	72.5%	75.7%
Weighted average interest rates on:
Fixed rate debt	7.82%	7.75%
Variable rate debt	5.27%	3.70%
Total debt	7.18%	6.76%
Number of Hotels properties:
Encumbered	36	39
Unencumbered	34	30

Future scheduled principal payments for the Company’s debt at December 31, 2005 are as follows:

Year	Amount
2006	5,762
2007	90,949
2008	5,267
2009	74,642
2010	37,329
Thereafter	55,477

$269,426

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

Capital Expenditures

The Percentage Leases with the TRSs generally require the Company to make available an amount equal to 4% or 5% of room revenues from the hotels, per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels. Each of the Company’s term loans require that the Company make available for such purposes, at the hotels collateralizing those loans, amounts up to 5% of gross revenues from such hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. See “Business—Narrative Description of Business—Internal Growth Strategy—Capital Improvements, Renovation and Refurbishment” under Item 1 above.

Management believes that the amounts required to be made available by the Company under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the hotels. Management believes that for the foreseeable future the Company will continue to spend substantially more on capital expenditures than it is required to make available to the TRSs under the Percentage Leases or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include, for any given year, market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. In 2006, management expects to spend approximately $25 million on capital expenditures, excluding acquisition, conversion, and development costs. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to fund capital expenditures with available cash and borrowings under the Line of Credit.

Related Party Transactions

The Company has entered into a number of transactions and arrangements that involve conflicts of interest. See “Risk Factors—Conflicts of Interest and Related Party Transactions” beginning on page R-1 and Notes 10, 11, and 12 to the Company’s financial statements beginning on page F-1.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments (dollars in thousands).

Obligation	2006	2007	2008	2009	2010	Thereafter	Total
Debt	$5,762	$90,949	$5,267	$74,642	$37,329	$55,477	$269,426

Ground Leases (1)	556	572	587	602	616	19,253	22,186

Construction contracts (2)	381	—	—	—	—	—	381
Franchise obligations (3)	—	—	—	—	—	—	—
Management agreement obligations (4)	—	—	—	—	—	—	—
Tax indemnifications (5)	—	—	—	—	—	—	—

Total	$6,699	$91,521	$5,854	$75,244	$37,945	$74,730	$291,993

(1)	The Company has a twenty-five year ground lease expiring August 2015, two fifty-year term ground leases expiring August 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its Hotels. Minimum annual rent payable under these leases is approximately $517,000 in the aggregate, subject to increase based on increases in the consumer price index.
(2)	The Company has executed $381,000 in purchase orders and other construction contracts for completion in 2006.
(3)	The TRSs have obligations under the franchise licenses for each of its hotels. The TRSs are required to pay the franchisors a variety of fees, including franchise and marketing fees which are based on fixed percentages of room revenues. The TRSs are also required to pay Marriott the Conversion Fee and potential incentive fee. See Notes 9 and 10 to the Company’s financial statements beginning on page F-1.

(4)	See “Properties—The Management Agreements with the IH Manager” under Item 2 above.
(5)	With respect to seven hotels, if the Company were to sell those hotels in taxable transactions before November 1, 2006, the Company would become liable for certain tax liabilities incurred by sellers who exchanged interests in those hotels for Class B Preferred Units when the Company acquired the Hotels. However, we cannot predict whether, when or to what extent the Company may incur liability under these indemnifications.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company tentatively expects to adopt the provision of FAS 123R using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation among other charges, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma purpose under FAS 123. The Company will adopt FAS 123(R) and it will be effective for the first quarter of fiscal year 2006. The Company believes the pro forma disclosures in Note 10 “Share Based Compensation” provide an appropriate indicator of the level of expense that will be recognized in accordance with FAS 123(R). However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that are granted and the fair value of those awards.

In June 2005, the FASB issued SFAS No. 154, “Account Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006. The adoption of this statement is not expected to affect the Company’s consolidated financial statements.

In March 2005, FIN 47 was issued to clarify that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company determined that FIN 47 had no impact as of December 31, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates on its Line of Credit and other debt. At December 31, 2005, the Company had total outstanding indebtedness of $269,426,000. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 72.5% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 7.18% at December 31, 2005. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at December 31, 2005, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2006	2007	2008	2009	2010	There- after	Total	Fair Value
Debt:
Fixed Rate	$5,762	$26,875	$5,267	$74,642	$37,329	$45,476	$195,352	$204,790	(1)
Average Interest Rate	8.07%	8.15%	8.05%	7.60%	8.02%	7.75%	7.82%	—
Variable Rate (2)	—	64,074		—		$10,000	$74,074	$74,074
Average Interest Rate	—	5.59%		—		3.25%	5.27%	—

(1)	For purposes of disclosure, the Company calculates the fair value of its debt. The Company discounts the difference between the future contractual interest payments on its debt and the future interest payments it would make on its debt calculated using a current market interest rate. In determining the current market interest rate, the Company adds its estimate of a market spread to the quoted yields on federal government treasury securities with maturities similar to its debt.
(2)	An increase of one percent in the interest rate on the Company’s variable rate debt would have increased interest expense approximately $750,000 in 2005.

The table incorporates only those exposures that existed as of December 31, 2005 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

At December 31, 2005, the Company’s Line of Credit, had an outstanding balance of $64,074,000. The line of credit matures in July 2007. All of our other debt matures in 2007 or thereafter.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included beginning on page F-1 and in Item 15 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

I    Disclosure Controls and Procedures

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of December 31, 2005.

II    Internal Control over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Innkeepers USA Trust (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. KPA Morristown LLC was excluded from the assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. KPA Morristown LLC is an indirect wholly owned subsidiary whose total assets and total revenues represent 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Item 9B. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference from “Proposal One—Election of Trustees”, and “Executive Compensation—Executive Officers” and “Ownership of the Company’s Common Shares” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 3, 2006.

Item 11. Executive Compensation

Incorporated herein by reference from “Executive Compensation” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 3, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from “Executive Compensation—Equity Compensation Plans” and “Ownership of the Company’s Common Shares” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 3, 2006.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from “Certain Relationships and Related Party Transactions” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 3, 2006.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference from “Relationship with Independent Accountants—Audit Fees” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 3, 2006.

PART IV

Item 15. Exhibits, Financial Statements, and Schedules

(a) Financial Statements and Schedules

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.4, 10.5, and 10.6(a) – 10.6(f).

Exhibit Number	Description of Exhibits
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003).

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference).

10.1(a)	Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.1(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 1, 1997 (previously filed as Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(c)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 23, 1997 (previously filed as Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.1(d)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of March 1, 1998 (previously filed as Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(e)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of January 20, 2004 (previously filed as Exhibit 10.1(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.3	Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.4	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.5	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997, and incorporated herein by reference).

10.6(a)	Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(b)	Performance Share Award Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of June 1, 2005 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(c)	Incentive Award and Cash Bonus Award Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of June 1, 2005 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/Afiled on November 2, 2005, and incorporated herein by reference).

10.6(d)	Amended and Restated Severance Agreement between Innkeepers USA Trust and Bruce Riggins, dated as of January 1, 2006 (previously filed as Exhibit 1 to the Company’s Current Report on Form 8-K filed January 10, 2006, and incorporated herein by reference).

10.6(e)	Employment Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of June 1, 2005 (previously filed as Exhibit 2 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(f)	Performance Share Award Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of June 1, 2005 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.7	Form of Non-Compete Agreement between Innkeepers USA Trust and Jeffrey H. Fisher (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 12, 2003, and incorporated herein by reference).

10.8	Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.9	Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain Hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.10	Credit Agreement, dated as of July 24, 2004, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Wells Fargo Bank, N.A., Calyon New York Branch, Wachovia Bank, National Association, PNC Bank, National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 28, 2004, and incorporated herein by reference).

10.11	Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company’s Form 8-K filed on November 22, 1996, and incorporated herein by reference).

10.12	Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.16	Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.17	Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.18	Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.19	Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.20	Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.21	Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.21 (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.22	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.23	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

Exhibit Number	Description of Exhibits
10.24	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.25	Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.26	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.27	Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.28	Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.29	Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.30	Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.31	Master Lease Assignment Agreement, dated as of August 8, 2003, by and among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Innkeepers Hospitality, Inc., Innkeepers Hospitality Management, Inc., and various affiliates thereof (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein)).

10.32	Form of Hotel Management Agreement between KPA Leaseco, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.33	Form of Pooling and Cumulation Agreement by and among KPA Leaseco, Inc., KPA Leaseco II, Inc., KPA Leaseco III, Inc., KPA Leaseco IV, Inc., KPA Leaseco V, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

Exhibit Number	Description of Exhibits
10.34	Omnibus Agreement for a 17-Hotel conversion, between Residence Inn by Marriott, Inc., TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.35	Lease Termination Agreement, dated as of February 27, 2004, among Summerfield KPA Lessee, L.P., Summerfield Hotel Leasing Company, L.P., Patriot American Hospitality Partnership, Innkeepers Summerfield General, L.P., Innkeepers Summerfield General II, L.P. and Innkeepers Sunrise Tinton Falls, L.P (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.36	Form of Summerfield Suites by Wyndham Franchise Agreement to be applicable to Summerfield Suites by Wyndham Hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA (previously filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.37	First Amendment to Summerfield Suites by Wyndham Franchise Agreements referenced in Exhibit 10.36 above (previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.38	Indemnification Agreement between Innkeepers USA Trust and Bruce Riggins, dated July 20, 2005. (previously filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.39	Indemnification Agreement between Innkeepers USA Trust and Mark Murphy, dated October 12, 2004. (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.40	Indemnification Agreement between Innkeepers USA Trust and Miles Berger, dated October 12, 2004. (previously filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.41	Indemnification Agreement between Innkeepers USA Trust and Thomas J. Crocker, dated October 12, 2004. (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.42	Indemnification Agreement between Innkeepers USA Trust and Jack P. DeBoer, dated October 12, 2004. (previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.43	Indemnification Agreement between Innkeepers USA Trust and Randall L. Churchey, dated October 12, 2004. (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.44	Indemnification Agreement between Innkeepers USA Trust and C. Gerald Goldsmith, dated October 12, 2004. (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.45	Indemnification Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated October 12, 2004. (previously filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.46	Indemnification Agreement between Innkeepers USA Trust and Rolf E. Ruhfus, dated October 12, 2004. (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.47	Indemnification Agreement between Innkeepers USA Trust and Joel F. Zemans, dated October 12, 2004. (previously filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.49	Sales Agreement, dated as of January 12, 2005, between Innkeepers USA Limited Partnership and Brinson Patrick Securities Corporation. (previously filed as Exhibit 1.1 to the Company’s current report of Form 8-K filed on January 19, 2005, and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant. *

23.1	Consent of PricewaterhouseCoopers LLP *

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of

Innkeepers USA Trust:

We have completed integrated audits of Innkeepers USA Trust’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innkeepers USA Trust and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded KPA Morristown LLC from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded KPA Morristown LLC from our audit of internal control over financial reporting. KPA Morristown LLC is an indirect wholly owned subsidiary whose total assets and total revenues represent 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP

Ft. Lauderdale, Florida

March 8, 2006

Innkeepers USA Trust

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands, except share and per share data)

	2005	2004
ASSETS
Investment in hotels:
Land and improvements	$150,375	$127,392
Buildings and improvements	754,131	687,754
Furniture and equipment	106,944	101,909
Renovations in process	4,534	2,794
Hotels under development	4,413	3,864
Hotels held for sale	—	19,299

	1,020,397	943,012
Accumulated depreciation	(230,139)	(207,853)

Net investment in hotels	790,258	735,159

Cash and cash equivalents	11,897	22,837
Restricted cash and cash equivalents	6,675	10,781
Accounts receivable, net	6,124	4,577
Prepaids	2,478	2,539
Deferred and other	19,546	20,099

Total assets	$836,978	$795,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$269,426	$286,865
Accounts payable and accrued expenses	15,956	12,663
Payable to manager	236	209
Franchise conversion fee obligations	10,714	10,825
Distributions payable	9,645	5,450

Total liabilities	305,977	316,012

Minority interest in Partnership	47,982	51,088

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 42,939,086 and 37,966,756 issued and outstanding	429	380
Additional paid-in capital	460,873	396,631
Unearned compensation	(1,939)	(448)
Distributions in excess of earnings	(121,344)	(112,671)

Total shareholders’ equity	483,019	428,892

Total liabilities and shareholders’ equity	$836,978	$795,992

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

for the years ended December 31, 2005, 2004 and 2003

(in thousands, except share and per share data)

	2005	2004	2003
Revenue:
Hotel operating
Rooms	$232,489	$192,260	$6,588
Food and beverage	6,254	1,061	—
Telephone	1,756	1,769	75
Other	6,156	4,544	176
Percentage lease	—	5,010	76,624
Other	526	385	366

Total revenue	247,181	205,029	83,829

Expenses:
Hotel operating
Rooms	49,382	43,253	1,729
Food and beverage	4,947	1,020
Telephone	2,938	2,571	86
Other	2,643	2,036	68
General and administrative	23,797	18,509	792
Franchise and marketing fees	16,210	13,305	507
Amortization of deferred franchise conversion	1,240	1,047	34
Advertising and promotions	8,323	6,618	286
Utilities	11,610	9,290	426
Repairs and maintenance	12,584	10,771	382
Management fees	7,381	6,382	343
Amortization of deferred lease acquisition	523	512	32
Insurance	1,541	1,543	53
Corporate
Depreciation	35,356	31,806	31,907
Amortization of franchise fees	68	53	54
Ground rent	535	505	504
Interest	18,817	18,553	17,422
Amortization of loan origination fees	870	953	1,076
Property taxes and insurance	11,264	11,355	11,623
General and administrative (excluding amortization of unearned compensation)	7,697	5,413	5,161
Amortization of unearned compensation	646	948	1,443
Other charges	3,053	875	1,224

Total expenses	221,425	187,318	75,152

Income before minority interest	25,756	17,711	8,677
Minority interest, common	(193)	32	563
Minority interest, preferred	(4,273)	(4,272)	(4,272)

Income from continuing operations	21,290	13,471	4,968
Discontinued operations	1,369	1,129	(13,129)

Net income (loss)	22,659	14,600	(8,161)
Series A Preferred share issuance costs	—	(4,249)	—
Preferred share dividends	(11,600)	(11,489)	(9,983)

Net income (loss) applicable to common shareholders	$11,059	$(1,138)	$(18,144)

Gain (loss) per share data:
Basic—continuing operations	$0.23	$(0.06)	$(0.13)

Basic	$0.26	$(0.03)	$(0.49)

Basic—weighted average shares	41,962,899	37,576,641	37,357,033

Diluted—continuing operations	$0.23	$(0.06)	$(0.13)

Diluted	$0.26	$(0.03)	$(0.49)

Diluted—weighted average shares	42,266,403	37,576,641	37,357,033

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Shareholders’ Equity

for the years ended December 31, 2005, 2004 and 2003

(in thousands, except share and per share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Unearned Compensation	Distributions in Excess of Earnings	Total Shareholders’ Equity
	Shares	Redemption Value	Shares	Par Value
Balance at December 31, 2002	4,630,000	$115,750	37,483,913	375	$393,259	$(1,036)	$(80,188)	$428,160

Issuance of restricted shares	—	—	200,000	2	1,302	(1,304)	—	—
Share repurchase—Litigation settlement	—	—	(121,071)	(1)	(1,053)	—	—	(1,054)
Amortization of unearned compensation	—	—	—	—	—	1,443	—	1,443
Shelf registration statement costs	—	—	—	—	(25)	—	—	(25)
Preferred share offering costs	—	—			(140)	—	—	(140)
Conversion of Common Units	—	—	657	—	6	—	—	6
Net loss	—	—	—	—	—	—	(8,161)	(8,161)
Distributions declared ($0.17 per common share)	—	—	—	—	—	—	(6,388)	(6,388)
Distributions declared ($2.11 per preferred share)	—	—	—	—	—	—	(9,983)	(9,983)

Balance at December 31, 2003	4,630,000	$115,750	37,563,499	376	$393,349	$(897)	$(104,720)	$403,858

Issuance of restricted shares	—	—	58,437	1	498	(499)	—	—
Redemption of Series A preferred shares	(4,628,860)	(115,722)	—	—	—	—	—	(115,722)
Conversion of Series A preferred shares	(1,140)	(28)	1,140	—	—	—	—	(28)
Issuance of Series C preferred shares	5,800,000	145,000	—	—	—	—	—	145,000
Amortization of unearned compensation	—	—	—	—	—	948	—	948
Minority Interest Allocation	—	—	—	—	(98)	—	—	(98)
Shelf registration statement costs	—	—	—	—	(12)	—	—	(12)
Exercise of employee share and trustee options	—	—	293,500	2	2,930	—	—	2,932
Series C Preferred share offering costs	—	—	—	—	(4,748)	—	—	(4,748)
Conversion of Common Units	—	—	50,180	1	463	—	—	464
Net income	—	—	—	—	—	—	14,600	14,600
Distributions declared ($0.18 per common share)	—	—	—	—	—	—	(6,813)	(6,813)
Distributions declared ($2.04 per preferred share)	—	—	—	—	—	—	(11,489)	(11,489)
Series A preferred share issuance costs	—	—	—	—	4,249	—	(4,249)	—

Balance at December 31, 2004	5,800,000	$145,000	37,966,756	$380	$396,631	$(448)	$(112,671)	$428,892

Issuance of restricted shares	—	—	150,000	2	2,136	(2,138)	—	—
Issuance of Common Shares, net of costs $1,961	—	—	4,400,000	43	59,639	—	—	59,682
Amortization of unearned compensation	—	—	—	—	—	647	—	647
Minority Interest Allocation	—	—	—	—	(3,755)	—	—	(3,755)
Shelf registration statement costs	—	—	—	—	(89)	—	—	(89)
Conversion of Common Units	—	—	422,330	4	6,311	—	—	6,315
Net income	—	—	—	—	—	—	22,659	22,659
Distributions declared ($0.18 per common share)	—	—	—	—	—	—	(19,732)	(19,732)
Distributions declared ($2.04 per preferred share)	—	—	—	—	—	—	(11,600)	(11,600)

Balance at December 31, 2005	5,800,000	$145,000	42,939,086	$429	$460,873	$(1,939)	$(121,344)	$483,019

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

for the years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$22,659	$14,600	$(8,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,447	36,895	37,195
Minority interests	4,466	4,240	3,709
Write-off of deferred expenses included in extinguishment of debt	274	—	—
Write-off of deferred franchise fees from sold hotels	126	—	—
Impairment on hotels classified as held for sale included in discontinued operations	—	626	15,243
(Gain) loss on sale of hotels included in discontinued operations	(1,501)	(782)	57
Changes in operating assets and liabilities:
Accounts receivable	(1,547)	3,514	693
Prepaid and other	61	(745)	323
Deferred expenses	120	—	—
Accounts payable and accrued expenses	3,292	3,681	1,282
Payable to manager	27	(602)	811

Net cash provided by operating activities	66,424	61,427	51,152

Cash flows from investing activities:
Investment in hotel properties	(109,780)	(110,194)	(35,664)
Deposit on acquisition of hotels	(1,745)	(1,784)	—
Proceeds from sale of Hotels	20,827	8,727	1,990
Changes in restricted cash and cash equivalents	4,106	(3,195)	6,565
Lease acquisitions	—	(1,336)	(3,895)
Payments of franchise fees	(125)	(272)	(10)
Repayment of advances	535	325	—

Net cash used by investing activities	(86,182)	(107,729)	(31,014)

Cash flows from financing activities:
Proceeds from debt and line of credit	100,000	85,574	—
Payments on debt and line of credit	(117,439)	(30,883)	(4,556)
Payments on franchise conversion obligations	(853)	(140)	—
Distributions paid to unit holders	(4,553)	(4,442)	(4,624)
Distributions paid to shareholders	(27,169)	(16,862)	(21,241)
Redemption of shares or units	(427)	(115,722)	(1,055)
Proceeds (costs) from issuance of common and preferred shares	59,594	143,155	(165)
Loan origination fees and costs paid	(336)	(1,127)	(278)

Net cash provided (used) by financing activities	8,817	59,553	(31,919)

Net increase (decrease) in cash and cash equivalents	(10,940)	13,251	(11,781)
Cash and cash equivalents at beginning of year	22,837	9,586	21,367

Cash and cash equivalents at end of year	$11,897	$22,837	$9,586

Supplemental cash flow information:
Interest paid, net of capitalized interest	$18,130	$18,146	$17,454

Supplemental disclosure of non-cash information.

(1)	Common unit holders in the Company’s operating partnership redeemed 407,656 and 50,180 common units for common shares during 2005 and 2004, respectively, and the increase in equity and decrease in minority interest associated with these redemptions was $6,111 and $463, respectively.
(2)	During 2005, an adjustment of $742 for future obligations under the Marriott Takeback Transaction was recorded in Deferred and other and Franchise conversion fee obligations. See Note 1 for a description of the Marriott Transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements

1. Organization

Innkeepers USA Trust (“Innkeepers” or the “Company”) is a self-administered real estate investment trust (“REIT”), which at December 31, 2005, owned 70 Hotels with an aggregate of 8,825 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”). The ownership of the Partnership was as follows at December 31, 2005 and 2004:

	Common Units	%	Class A Preferred Units	%	Class B Preferred Units	%
2005
Innkeepers	42,939,086	97.05%	5,800,000	100.00%	—	—
Third parties (1)	666,891	2.95%	—	—	3,884,469	100.00%

Total	43,605,977	100.00%	5,800,800	100.00%	3,884,469	100.00%

2004
Innkeepers	37,966,756	97.14%	5,800,000	100.00%	—	—
Third parties (1)	1,117,056	2.86%	—	—	3,884,469	100.00%

Total	39,083,812	100.00%	5,800,800	100.00%	3,884,469	100.00%

(1)	Includes certain members of the Company’s management and Board of Trustees.

The hotels are comprised of 42 Residence Inn hotels, five Summerfield Suites hotels, one Homewood Suites by Hilton hotel, one Sunrise Suites hotel, one Doubletree Guest Suites Hotel, one Four Points by Sheraton Hotel, one Westin hotel, one Courtyard by Marriott hotels, 13 Hampton Inn hotels, one TownePlace Suites hotel, one Clarion hotel (Bulfinch—Boston, MA), and two hotels closed for renovation and conversion to Courtyard by Marriott hotels, respectively. The hotels are located in 20 states and Washington, D.C., with 10 hotels located in California, six in Florida, five each in Texas, seven in New Jersey, four in Washington, and Michigan, and four in Illinois.

2003-2004 Restructuring Transactions

From January 1, 2003 through November 30, 2003, 60 of our hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage rent based on the room revenues of the hotel. A hotel acquired in June 2003 was leased by the Company to a taxable REIT subsidiary (“TRS”) of the Company, and the TRS engaged an affiliate of the IH Lessee (the “IH Manager”) to manage the hotel. As of December 1, 2003, wholly-owned TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 of the hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 hotels. The IH Lessee continued to lease and manage 37 hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, TRSs acquired the Percentage Leases on the remaining 37 hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those Hotels as those Percentage Leases were acquired. We refer to this transaction as the “TRS Transaction”. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, owned the IH Lessee and owns the IH Manager.

Six of the Company’s hotels were previously leased to affiliates of Wyndham International, Inc. (the “Summerfield Lessee”). The IH Lessee and the Summerfield Lessee are sometimes referred to as the “Lessees.” Between March 1, 2004 and April 1, 2004, the Company (i) terminated the Percentage Leases with the

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

Summerfield Lessee, (ii) entered into new Percentage Leases with its wholly owned TRSs, (iii) caused the TRSs to enter into management agreements with the IH Manager and (iv) caused the TRSs to enter into franchise agreements with respect to the five Hotels operating under the Summerfield Suites brand (which is now owned by Hyatt Corporation). We refer to this transaction as the “Wyndham Lease Termination Transaction.”

All but one of the Company’s hotels were managed by the IH Manager under management agreements with the TRSs at December 31, 2005. The TRSs are responsible for paying all hotel operating expenses, including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (see “—Management Conversion of Marriott-Managed Hotels” below), utility costs, and general repairs and maintenance. The TRSs are also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as property taxes and insurance, ground rent, and capital expenditures. As a result of the restructuring described above, hotel-level revenue is reflected in the Company’s financial statements as “Hotel operating revenue” and hotel-level expense is reflected as “Hotel operating expense.” The Company’s TRSs may pay corporate level income tax and may retain any after-tax income. The Company had hotels operating under the previous structure during part of 2004.

Management Conversion of Marriott-Managed Hotels. Between April 2003 and August 2003, the Company, the IH Lessee, and Marriott International, Inc. and various affiliates thereof (with its affiliates, “Marriott”) completed a transaction under which the IH Lessee (1) converted the agreements under which 17 of our hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) became the manager of the hotels. The TRSs assumed the IH Lessee’s obligations under the agreements executed in connection with this transaction. Under those agreements, the TRSs will pay Marriott (1) a franchise fee of 6.5% of room revenues for the first ten years of each franchise agreement and a 5% royalty thereafter and (2) $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). We refer to this transaction as the “Marriott Takeback Transaction.”

2. Summary of Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Innkeepers, the Partnership and the TRSs after elimination of all inter-company accounts and transactions.

Investment in hotel properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (5 years for furniture and equipment, 15 years for land improvements and 5 to 40 years for buildings and improvements). Costs directly related to the acquisition and development of Hotels are capitalized. Property taxes and insurance, and interest incurred during the development period are also capitalized. Costs are only capitalized during the acquisition and development period.

The Company reviews its hotels on an annual basis for “impairment”. The Company also determines on a quarterly basis if any events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the hotel for a period of time determined by the Company. The Company compares this cash flow to the investment in the hotel to determine if the investment is recoverable over such period. If impairment is indicated, the carrying value of the hotel property is reduced to its estimated fair value based on the Company’s best estimate of the hotel’s discounted future cash flows.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

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

Restricted cash and cash equivalents include amounts required to be held in escrow by certain lenders for the payment of property taxes and insurance and additional capital expenditures.

Accounts receivable. Credit evaluations are performed and an allowance for doubtful accounts is provided. The allowance for doubtful accounts is maintained at a level believed to be adequate to absorb estimated probable receivable losses. Our periodic evaluation of the adequacy of the allowance is primarily based on past receivable loss experience, current economic conditions, and other relevant factors. The allowance for doubtful accounts is $96 at December 31, 2005.

Prepaids. Prepaids consist primarily of prepaid insurance.

Deferred and other. Deferred and other are recorded at cost and consist of the following at December 31, 2005 and 2004:

	2005	2004
Loan origination fees	$5,285	$5,384
Franchise conversion costs	11,687	10,945
Lease acquisition costs	5,231	5,231
Advances to IH Lessee	—	535
Franchise fees	1,044	1,044
Deposits on hotel/land acquisitions	3,546	1,784
Other	81	80

	26,874	25,003
Accumulated amortization	(7,328)	(4,904)

	$19,546	$20,099

Loan origination fees are amortized using the interest method over the original terms of the related indebtedness, which are three to 12 years. The franchise conversion costs and the lease acquisition costs are amortized over the life of the related management agreements which is 10 years using the straight-line method. Amortization of franchise fees is computed using the straight-line method over the original lives of the franchise agreements, which range from approximately seven to 20 years.

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

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

Revenue recognition. At December 31, 2005, all 70 of the Company’s hotels were leased by the Company to the TRSs under Percentage Lease agreements that provide for the payment of Percentage Rent based on room revenues, subject to minimum Base Rent. Rent paid by the TRS to the Company under the Percentage Leases is eliminated in consolidation.

Hotel operating revenue is recognized as earned. Other revenue is mainly comprised of guaranteed no-show, meeting rooms, meeting room’s food and beverage, parking, in-room entertainment, and laundry.

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

The Company has granted performance awards that may result in the issuance of 237,500 common shares and 225,000 common share equivalents (the equivalents may settle in cash). The common shares and equivalents will only be issued if the Company’s compounded annual total shareholder return (share price appreciation plus dividends) exceeds a targeted threshold over a measuring period. The measuring period ends May 30, 2008 or upon the termination without cause, death or disability of the executive, or a change of control of the Company. Any common shares or equivalents issued at the end of the measuring period will vest 50% at issuance and 25% on the first two anniversaries of issuance, or earlier if the executive is terminated without cause, dies or is disabled, or if a change of control occurs. The Company accounts for these performance awards under variable accounting in accordance with APB Opinion No. 25, and no compensation expense is recognized for the performance awards as of December 31, 2005, as a minimum target threshold has not yet been achieved. The Company will recognize an expense for its share based compensation beginning in 2006 due to the adoption of SFAS 123(R).

The following table illustrates the effect on net income available to common shareholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to its share based compensation (in thousands, except share and per share data).

	2005	2004	2003
Net income (loss) applicable to common shareholders	$11,059	$(1,138)	$(18,144)
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of minority interest	(466)	(90)	(90)

Pro forma net income (loss) applicable to common shareholders	$10,593	$(1,228)	$(18,234)

Basic earnings per share—as reported	$0.26	$(0.03)	$(0.49)

Basic earnings per share—pro forma	$0.25	$(0.03)	$(0.49)

Diluted earnings per share—as reported	$0.26	$(0.03)	$(0.49)

Diluted earnings per share—pro forma	$0.25	$(0.03)	$(0.49)

Distributions. The Company intends to pay distributions which, at a minimum, will be sufficient for the Company to maintain its REIT status.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

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

The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Common shares
Ordinary income	$0.2357	$0.1800	$0.0312
Return of capital	0.2243	—	0.1388
Capital gain	—	—	—
Unrecaptured Section 1250 gain	—	—	—

Total distribution	$0.4600	$0.1800	$0.1700

Preferred shares
Ordinary income	$2.00000	$2.03900	$2.10832
Return of capital	—	—	—
Capital gain	—	—	—
Unrecaptured Section 1250 gain	—	—	—

Total distribution	$2.00000	$2.03900	$2.10832

The Company and the TRSs are subject to federal and state income taxes. The TRSs account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. These differences are primarily related to the amortization of deferred franchise conversion costs recognized for financial statements purposes and the associated cash payments recognized for income tax purposes. The TRSs have cumulative future income tax deductions of $4,711 (related primarily to accumulated net operating losses) at December 31, 2005 and the gross deferred tax asset associated with these future tax deductions was $1,786. The net operating losses expire commencing in the year 2018. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset.

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

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

Fair value of financial instruments. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses payable to manager, and distributions payable approximate fair value due to the short maturity of these instruments.

For purposes of disclosure, the Company calculates the fair value of its debt. The Company discounts the difference between the future contractual interest payments on its debt and the future interest payments it would make on its debt calculated using a current market interest rate. In determining the current market interest rate, the Company adds its estimate of a market spread to the quoted yields on federal government treasury securities with maturities similar to its debt.

3. Acquisitions and Sales of Hotels

In January 2005, the Company acquired an existing 83-room Hampton Inn hotel in Columbia, Maryland for $10 million, including closing costs. In January 2005, the Company acquired an existing 190-room hotel in Montvale, NJ, for $18 million, including closing costs. The Company closed the hotel to begin a $5 million renovation to convert the hotel to a Courtyard by Marriott which is expected to open in 2006. In May 2005, the Company acquired the newly renovated 224-room Westin Governor Morris hotel in Morristown, N.J. for $35.1 million. The acquisitions were funded by borrowings under the Company’s unsecured line of credit (“Line of Credit”).

In February 2005, the Company sold a 112-suite Residence Inn hotel in Portland, OR for $8.5 million and a 120-suite Residence Inn hotel in Vancouver, WA for $6.4 million. In March 2005, the Company sold a 204-room Holiday Inn Express hotel in Lexington, MA for $6.4 million.

4. Debt

Debt is comprised of the following at December 31, 2005 and 2004:

	Interest Rate		Monthly Payment				Principal Balance
	2005	2004	Amount	Beginning		Maturity	2005	2004
							(000s)	(000s)
Variable rate debt
Line of Credit (5)	5.59%	3.82%	(1)	(1)		07/2007	$64,074	$59,574
Industrial development bonds (3) (5)	3.25	3.00	(1)	(1)		12/2014	10,000	10,000
Fixed rate debt
Mortgage note	10.35	10.35	$141,000	11/1996	(2)	06/2010	12,709	12,903
Mortgage adjustment (4)			—	11/1996	(2)	06/2010	1,520	2,000
First term loan	8.17	8.17	256,000	10/1997	(2)	10/2007	23,163	24,269
Second term loan	8.15	8.15	355,000	04/1999	(2)	03/2009	34,915	36,233
Third term loan	7.02	7.02	292,000	04/2000	(2)	04/2010	28,090	36,286
Fourth term loan	7.16	7.16	437,000	10/2002	(2)	10/2009	45,533	55,600
Fifth term loan	7.75	7.75	378,000	02/2005	(2)	01/2011	49,422	50,000

							$269,426	$286,865

(1)	Interest only payments are due monthly.
(2)	Interest only is due monthly until principal amortization begins at the date indicated.
(3)	Includes an annual letter of credit fee of 1.25%.
(4)	Represents fair market value adjustment on the mortgage note.
(5)	Interest rates and principal balances are at December 31, 2005 and 2004, respectively.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

The industrial development bonds bear interest at a variable rate that is based upon the 30-day yield of a group of tax-exempt securities selected by an independent third party. The industrial development bonds are collateralized by letters of credit.

The estimated fair value of the Company’s debt was $278,864 at December 31, 2005.

In July 2004 the Company entered into a new $135,000 Line of Credit. The interest rate on the Line of Credit ranges from LIBOR plus 122.5 to 225 basis points depending on certain financial ratios. The Line of Credit matures in July 2007. The Company’s line of credit outstanding balance was $64,074 at December 31, 2005, The actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement.

Four of the Company’s five term loan agreements contain a debt service coverage ratio requirement ranging from 1.30 to 1.50 times. The Company was in compliance with the financial covenants contained in its Line of Credit and term loan agreements at December 31, 2005.

At December 31, 2005, 36 of the Company’s Hotel properties (with a net book value of $426,221) collateralized the Company’s fixed rate debt and 34 of the Company’s Hotel properties were unencumbered. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest of $373, $0, and $0, respectively, in connection with Hotels under development.

Future scheduled principal payments for the Company’s debt at December 31, 2005 are as follows (in thousands):

Year	Amount
2006	$5,762
2007	90,949
2008	5,267
2009	74,642
2010	37,329
Thereafter	55,476

$269,426

The Company’s Declaration of Trust limits the consolidated indebtedness of the Company to 50.0% of the Company’s investment in Hotel properties, after giving effect to the Company’s use of proceeds from any indebtedness. The Company’s consolidated indebtedness was approximately 26.4% of its investment in Hotel properties at December 31, 2005.

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

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

In 2005, the Company granted performance awards to two executives as discussed in note 3 below. In 2005, the Company also granted to employees 150,000 restricted shares.

The Company had 4,630,000 8.625% Series A cumulative convertible preferred shares of beneficial interest (the “Series A Preferred Shares”) outstanding at December 31, 2003. The Partnership issued to Innkeepers the same number of Class A preferred units. The Series A Preferred Shares were convertible into 1.4811 common shares at any time and, therefore, the Company had reserved 6,857,493 common shares for issuance upon conversion. The Series A Preferred Shares were redeemable by the Company after May 18, 2003 at the liquidation preference of $25.00 per share and had no stated maturity or sinking fund requirements. The Series A Preferred Shares were entitled to annual dividends equal to the greater of (i) $2.15624 per share ($0.53906 per share payable quarterly) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share was convertible.

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

Limited partners (other than the Company) who hold Common Units have redemption rights (“Redemption Rights”) which enable them to cause the Partnership to redeem each of their Common Units for cash at the then-current fair market value of a common share or, at the Company’s option, one common share. All of the Redemption Rights are currently effective. The Partnership has issued to the Company Common Units equal to the number of the Company’s common shares outstanding. The Partnership will issue additional Common Units to the Company for any additional common shares it issues, in exchange for the Company’s contribution to the Partnership of the net proceeds from the common share issuance.

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

In 2005, 2004 and 2003, the Company issued 422,333, 50,180 and 657 common shares in redemption of the same number of Common Units, respectively. The Company redeemed Common Units for cash in 2005 of $426. The Company did not redeem Common Units for cash in 2004 or 2003.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the dividends or distributions declared on each Series A and C Preferred Share, Class B Preferred Unit and common share and Common Unit for the years ended December 31, 2005, 2004 and 2003:

	2005			2004			2003
	Series C Preferred Share	Class B Preferred Unit	Common share And Unit	Series A Preferred Share	Class B Preferred Unit	Common share and Unit	Series A Preferred Share	Class B Preferred Unit	Common share and Unit
First quarter	$0.50000	$0.27500	$0.06	$0.53900	$0.27500	$0.03	$0.53906	$0.27500	$0.08
Second quarter	0.50000	0.27500	0.10	0.50000	0.27500	0.03	0.53906	0.27500	0.03
Third quarter	0.50000	0.27500	0.15	0.50000	0.27500	0.06	0.53906	0.27500	0.03
Fourth quarter	0.50000	0.27500	0.15	0.50000	0.27500	0.06	0.49114	0.27500	0.03

	$2.00000	$1.10000	$0.46	$2.039	$1.10000	$0.18	$2.10832	$1.10000	$0.17

The timing and amount of any future dividends will be determined by the Company’s Board of Trustees based on factors it deems relevant.

6. Percentage Lease Revenue

Each Percentage Lease provides for the payment of Percentage Rent each year based on the annual room revenues of the hotel, subject to a minimum base lease rent. The table below sets forth the Percentage Rent and Base lease Rent earned by the Company from its lessees for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003
Base Rent	$—	$3,615	$65,160
Percentage Rent	—	1,469	17,190
Base and Percentage Rent classified in discontinued operations	—	(74)	(5,726)

	$—	$5,010	$76,624

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except share and per share data):

	2005	2004	2003
Numerator:
Income from continuing operations	$21,290	$13,471	$4,968
Series A preferred share issuance costs	—	(4,249)	—
Preferred share dividends	(11,600)	(11,489)	(9,983)

Income (loss) applicable to common shareholders from continuing operations	9,690	(2,267)	(5,015)
Discontinued operations	1,369	1,129	(13,129)

Net income (loss) applicable to common shareholders	$11,059	$(1,138)	$(18,144)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	41,962,899	37,576,641	37,357,033
Effect of dilutive securities:
Stock options	220,169	—	—
Restricted shares	83,335	—	—

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	42,266,403	37,576,641	37,357,033

Income (loss) per share data:
Basic-continuing operations	$0.23	$(0.06)	$(0.13)
Discontinued operations	0.03	0.03	(0.35)

Basic	$0.26	$(0.03)	$(0.49)

Diluted-continuing operations	$0.23	$(0.06)	$(0.13)
Discontinued operations	0.03	0.03	(0.35)

Diluted	$0.26	$(0.03)	$(0.49)

The conversion of Common Units into common shares has no effect on earnings (loss) per share. The conversion of the Series A Preferred Shares (which were redeemed in January 2004), the Class B Preferred Units and 867,831, 1,088,000, and 1,367,500 outstanding options as of December 31, 2005, 2004, and 2003, respectively, are anti-dilutive (i.e. assuming conversion into common shares would increase earnings per share or lower the loss per share) and are not included in the calculation of diluted loss per share.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

8. Quarterly Results of Operations and Other Data (unaudited)

(unaudited, in thousands except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Operating data (1):
Total revenue	$55,099	$64,070	$67,095	$60,917	$247,181
Income from continuing operations	636	8,149	9,723	2,782	21,290
Net income	2,072	8,076	9,737	2,774	22,659
Diluted earnings (loss) per share from continuing operations	(0.06)	0.12	0.16	0.00	0.23
Diluted earnings (loss) per share	(0.02)	0.12	0.16	0.00	0.26

2004
Operating data (1):
Total revenue	$40,755	$54,258	$59,497	$50,519	$205,029
Income (loss) from continuing operations	996	5,303	6,537	635	13,471
Net income (loss)	1,834	5,553	6,653	560	14,600
Diluted earnings (loss) per share from continuing operations	(0.16)	0.06	0.10	(0.06)	(0.06)
Diluted earnings (loss) per share	(0.14)	0.07	0.10	(0.06)	(0.03)

(1)	SAB 101 was not applicable in 2004 due to the TRS Transaction and Wyndham Lease Termination Transaction. In 2004 total revenue includes both Percentage Lease revenue and hotel-level revenue as a result of the TRS Transaction and the Wyndham Lease Termination Transaction being completed during those periods. See 2003 and 2004 Restructuring Transactions” above).

9. Income Tax

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31 are as follows (dollars in thousands):

	2005	2004	2003
Deferred tax assets:
Net operating loss	$1,468	$1,815	$230
Lease termination	432	241	9
Valuation allowance	(1,900)	(2,056)	(239)

Total	$0	$0	$0

Net operating loss carry forwards for federal and state income tax purposes expire as follows (dollars in thousands):

2023	$0
2024	(3,883)
2025	0

Total	$(3,883)

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

10. Share-Based Compensation Plans

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 4,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 2,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At December 31, 2005, 1,078,362 shares remained available for issuance in the form of restricted or performance shares under the employees’ plan.

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options granted under the 1994 plan for the years ended December 31, 2005, 2004, and 2003.

	2005		2004		2003
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,003,000	$11.99	1,281,500	$11.54	1,281,500	$11.54
Granted	—	—	—	—	—	—
Exercised	—	—	278,500	—	—	—
Cancelled	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	1,003,000	$11.99	1,003,000	$11.99	1,281,500	$11.54

	2005			2004			2003
	Number of Shares Underlying Options		Weighted Average Exercise Price	Number of Shares Underlying Options		Weighted Average Exercise Price	Number of Shares Underlying Options		Weighted Average Exercise Price
Exercisable at end of year		1,003,000	$11.99		1,003,000	$11.99		1,223,500	$11.60
Weighted average fair value of options granted			—			—			—
Price range of shares under option	$ $	9.75 to 13.69		$ $	9.75 to 13.69		$ $	8.88 to 13.69

Of the 1,003,000 common share options outstanding, 4,500 are incentive share options and 998,500 are non-qualified options. The incentive share options and non-qualified options vest over varying periods, not exceeding ten and five years, respectively.

Under the 1994 Plan, the Company granted 150,000, 50,000, and 200,000 restricted shares to employees for 2005, 2004 and 2003, respectively, subject to a vesting schedule. Of the 1,121,638 restricted shares granted under the 1994 Plan, 926,638 restricted shares were vested at December 31, 2005.

The Company’s trustees share incentive plan provides for the granting of up to 200,000 incentive share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant.

The Company has granted an aggregate of 100,000 non-qualified options to trustees with exercise prices ranging from $6.93 to $16.69. The common share options vest over varying periods not exceeding five years. As

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

of December 31, 2005, 85,000 of these common share options, with a weighted average exercise price of $9.81, were vested with 15,000 common share options exercised and no common share options have been forfeited or terminated.

The Company has also granted 75,053 restricted shares at a weighted average grant date fair value per share of $10.99 to its non-employee trustees, which vest over varying periods not to exceed five years. At December 31, 2005, 69,990 of these restricted shares were vested.

The Company has granted performance awards that may result in the issuance of 237,500 common shares and 225,000 common share equivalents (the equivalents may settle in cash). The common shares and equivalents will only be issued if the Company’s compounded annual total shareholder return (share price appreciation plus dividends) exceeds a targeted threshold over a measuring period. The measuring period ends May 30, 2008 or upon the termination without cause, death or disability of the executive, or a change of control of the Company. Any common shares or equivalents issued at the end of the measuring period will vest 50% at issuance and 25% on the first two anniversaries of issuance, or earlier if the executive is terminated without cause, dies or is disabled, or if a change of control occurs. The Company accounts for these performance awards under variable accounting in accordance with APB Opinion No. 25, and no compensation expense is recognized for the performance awards as of December 31, 2005, as a minimum target threshold has not yet been achieved. The Company will recognize an expense for its share based compensation beginning in 2006 due to the adoption of FAS 123(R). If the Company had recognized compensation cost for options and performance awards granted to employees and trustees based on the “fair value” method, the Company would have recognized compensation cost of approximately $466, $90, and $90 for the years ended December 31, 2005, 2004 and 2003. This would have reduced diluted net income (loss) available to common shareholders per share approximately $0.01 or less in each of these years. The fair value of each share option is estimated on the date of grant using the following assumptions: (1) common dividend yield of 4.1%, (2) expected volatility in the Company’s common share price of 25.5%, (3) a risk-free interest rate of 4.37% and (4) an expected option life of four years and expected performance awards life of five years.

11. Commitments and Contingencies

The TRSs are parties to, and thereby directly responsible for, the franchise agreements. The Company has guaranteed the TRSs obligations under their hotel franchise agreements, and the Company’s subsidiaries that own the hotels subject to franchise agreements with Marriott and subsidiaries of Hilton Hotels with Marriott Corporation have effectively guaranteed those franchise agreements.

Under the Percentage Leases, the Company is obligated to pay the costs of certain capital improvements, property taxes and insurance for the Hotels (except that the TRSs are required to pay property insurance on six of the Hotels). Additionally, the Company must make available to the TRSs an amount equal to 4% or 5% of room revenues from the Hotels per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels (subject to certain exceptions). Each of the term loans require that the Company make available for such purposes, for the Hotels collateralizing those loans, varying amounts up to 5% of gross revenues from such Hotels.

The Company has two fifty-year term ground leases expiring August 2034 and May 2035, respectively, and a 98-year term ground lease expiring October 2084, on the land underlying three of its Hotels. Minimum annual rent payable under these leases is $517 in the aggregate, subject to increase based on increases in the consumer price index.

With respect to seven hotels, if the Company were to sell those hotels in taxable transactions before November 1,2006, the Company would become liable for certain tax liabilities incurred by sellers who

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

exchanged interests in those hotels for Class B Preferred Units when the Company acquired the hotels. However, we cannot predict whether, when or to what extent the Company may incur liability under these indemnifications.

12. Related Party Transactions

The Company reimbursed the IH Manager in 2005 and 2004 and the IH Lessee in 2003 $14, $12, and $100, respectively, for shared personnel and services (which included human resources and telephone costs).

The Company, the IH Lessee and the IH Manager replaced the majority of their corporate information technology (“IT”) infrastructure in 2003. The total cost of the new IT infrastructure was approximately $1.0 million, which was funded by the Company. In 2004, the Company, the IH Lessee and the IH Manager agreed to a cost sharing agreement under which the Company reimbursed the IH Manager for 50% of the total costs (including depreciation on the IT infrastructure) of operating and maintaining the IT function. The Company reimbursed the IH Manager for the IT function in 2005 and 2004 $315 and $258, respectively.

The Company has engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects. The Company paid approximately $60 and $1,006 to Hatchett during 2005 and 2004, respectively. The Company may enter into additional renovation contracts with the Hatchett affiliate in 2006. The affiliate of Hatchett is approximately 45% owned by Equity Inns, Inc. (“Equity”). The IH Manager manages four Hotels owned by Equity. These contracts assisted the IH Manager in qualifying to manage the Company’s Hotels under tax law applicable to a REIT.

In connection with the TRS Transaction, the Company and the IH Manager agreed on management agreements with an initial term of 10 years that may be renewed for two, five-year periods at the option of the IH Manager. The management agreements provide for a base management fee of 3% of gross revenues, an accounting fee of $750.00 per month per hotel and an incentive management fee equal to 50% of hotel available cash flow. The Company paid the IH Manager management and accounting fees as of December 31, 2005, 2004, and 2003 of $7,993, $6,681, and $351, respectively.

The IH Manager obtained an employee practices liability insurance policy covering the IH Manager and the Company. The Company has reimbursed the IH Manager (or its predecessor) for its share of the policy one-third of the premium, which was $91, $53, and $64 for 2005, 2004 and 2003, respectively.

The IH Manager maintains a health benefit plan in which the Company’s employees participate. The Company’s reimbursement to the IH Manager is based on the number of Company employees participating in the plan and the coverage and benefit levels selected by those employees. The Company has reimbursed the IH Manager (or its predecessor) in 2005, 2004 and 2003 $105, $111, and $72, respectively, under this arrangement.

As a result of renovations made during the first quarter of 2003 at the Company’s Hampton Inn—Norcross, GA which required a substantial number of rooms to be taken out of service, the Company agreed to compensate the IH Lessee for the significant loss of room nights by reducing the percentage lease rent payable for this Hotel by approximately $110,000.

The Company reimbursed the IH Manager $5,000 in 2004 for certain pre-opening costs incurred relating to Hotels acquired in 2004 and which the IH Manager does or will manage.

See also Notes 11 for additional related party transaction disclosures.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

13. Litigation Settlement

The Company is not presently a defendant in any material litigation, nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to pose no material financial risk to the Company and/or is expected to be covered by insurance policies.

The Company recorded a $617 charge to general and administrative expense during 2005 to reflect the estimated loss from misappropriation of receipts on hotel accounts receivable by an employee at one of the 70 Hotels. The Company received insurance proceeds to offset the total charge during 2005.

14. Other Charges

Other charges for the years ended December 31, 2005, 2004 and 2003 include the following (amounts in thousands):

	2005	2004	2003
Extinguishment of Debt	$2,698	$—	$—
Personnel cost	355	392	—
Legal fees	—	—	(629)
Litigation settlement	—	—	60
Advisory services	—	—	909
TRS Transaction costs	—	233	884
Marriott Takeback Transaction	—	250	—

	$3,053	$875	$1,224

Extinguishment of debt includes prepaid interest, loan origination fees and other costs associated with the partial defeasance of outstanding debt of $16,500 encumbering three hotels that were sold during the first quarter of 2005. The personnel costs are related to the departure of former officers. The Legal fees and Litigation settlement are related to litigation with a former officer (see Note 12). The advisory fees (which include legal fees to the special committee of the Board of Trustees) and TRS Transaction costs are related to the TRS Transaction (see Note 1). The Company reimbursed the IH Manager for expenses incurred for the transition of 17 Hotel properties managed by Marriott to the IH Manager as part of the Marriott Tackback Transaction.

15. Discontinued Operations

In the third quarter of 2002, the Company classified one of its hotels as held for sale. The Company ceased depreciation of the hotel. As a result of the held for sale classification, the Company reduced the carrying value of this hotel to its estimated fair value (less anticipated costs to sell) of $2,000 and recognized a loss of $3,713. The Company sold this hotel in September 2003 and recognized a loss on the sale of $57.

In 2003, the Company classified another one of its hotels as held for sale. In 2002, the Company recognized an impairment charge of $6,500 related to this hotel. The Company sold this hotel in January 2004 and recognized a gain on the sale of $1,029.

In 2004, the Company classified three additional hotels as held for sale, which were sold in 2005 for $21,300 and the Company recognized a gain on sales of $1,501. In 2003, the Company recognized an impairment charge of $11.4 million related to two of these three Hotels. An additional loss of $380 was recognized for one of

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

the two hotels as a result of the held for sale classification in 2004. The Company recognized a loss on the third hotel that was held for sale of $246 in 2004. The Company sold a hotel in July 2004 and recognized a loss on the sale of $247. In 2003, the Company recognized an impairment charge of $3.8 million related to the hotel.

The following table sets forth the components of discontinued operations for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Hotel operating revenue	$918	$9,168	$453
Percentage lease revenue	—	74	5,726
Other income	28	79	72
Hotel operating expenses	(1,001)	(6,283)	(404)
Depreciation	—	(1,564)	(2,636)
Amortization of franchise fees	(2)	(12)	(13)
Property taxes and insurance	(75)	(453)	(940)
General and administrative	—	(3)	(87)
Gain (loss) on sale of Hotel	1,501	782	(57)
Impairment on Hotels classified as held for sale	—	(626)	(15,243)
Other	—	(33)	—

Discontinued operations	$1,369	$1,129	$(13,129)

16. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company tentatively expects to adopt the provision of FAS 123R using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation among other charges, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma purpose under FAS 123. The Company will adopt FAS 123(R) and it will be effective for the first quarter of fiscal year 2006. The Company believes the pro forma disclosures in Note 10 “Share Based Compensation” provide an appropriate indicator of the level of expense that will be recognized in accordance with FAS 123(R). However, the total expense recorded in future periods will depend on several variables, including the number of share-based awards that are granted and the fair value of those awards.

In June 2005, the FASB issued SFAS No. 154, “Account Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006. The adoption of this statement is not expected to affect the Company’s consolidated financial statements.

In March 2005, FIN 47 was issued to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has adopted FIN 47 and determined that it had no impact as December 31, 2005.

INNKEEPERS USA TRUST

SCHEDULE 3—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

			Initial Cost		Cost Capitalization to subsequent acquisitions		Gross Amount of which carried at close of period		Total
Description	State	Encumbrances	Land	Bldg. Improvements	Land	Bldg. Improvements	Land	Bldg. Improvements
Residence Inn:
Addison RI	TX	5	$1,000,000	11,914,340.03	3,750.67	489,541.89	1,003,750.67	12,403,881.92	13,407,632.59
Altamonte Springs	FL	5	1,329,300	7,089,659.74	252,903.51	2,175,167.20	1,582,203.51	9,264,826.94	10,847,030.45
Arlington	TX	5	860,000	8,432,996.55	18,824.98	246,474.99	878,824.98	8,679,471.54	9,558,296.52
Atlanta Downtown	GA	5	1,550,000	14,926,907.63	19,120.96	4,241,361.03	1,569,120.96	19,168,268.66	20,737,389.62
Atlanta Peachtree	GA		947,880	9,116,451.98	33,679.07	22,396.28	981,559.07	9,138,848.26	10,120,407.33
Bellevue	WA	4	3,115,050	16,935,703.34	330,879.35	2,372,284.92	3,445,929.35	19,307,988.26	22,753,917.61
Binghamton	NY	2	720,000	5,293,909.09	123,166.70	1,629,161.99	843,166.70	6,923,071.08	7,766,237.78
Bothell	WA		1,913,750	9,410,434.06	233,934.40	1,219,457.59	2,147,684.40	10,629,891.65	12,777,576.05
Cherry Hill	NJ	2	1,000,000	8,136,208.38	97,311.97	2,181,588.61	1,097,311.97	10,317,796.99	11,415,108.96
Columbus East	OH		724,800	3,881,411.78	126,441.50	1,408,473.29	851,241.50	5,289,885.07	6,141,126.57
Denver Downtown	CO	2	1,210,000	8,005,614.67	264,080.17	3,900,990.92	1,474,080.17	11,906,605.59	13,380,685.76
Denver Tech	CO	1	1,105,000	7,726,076.63	198,401.08	2,448,806.00	1,303,401.08	10,174,882.63	11,478,283.71
East Lansing	MI		385,000	3,878,272.81	165,630.28	2,233,242.73	550,630.28	6,111,515.54	6,662,145.82
Fort Wayne	IN		751,650	4,018,611.15	75,925.15	1,155,183.84	827,575.15	5,173,794.99	6,001,370.14
Fremont	CA	1	1,000,000	4,684,094.23	112,818.82	1,777,783.35	1,112,818.82	6,461,877.58	7,574,696.40
Gaithersburg	MD		1,999,668	12,690,733.58	6,211.18	66,183.68	2,005,879.18	12,756,917.26	14,762,796.44
Grand Rapids	MI		770,000	6,455,474.81	131,054.38	2,123,648.78	901,054.38	8,579,123.59	9,480,177.97
Harrisburg	PA		770,000	5,746,456.31	50,915.52	1,630,862.02	820,915.52	7,377,318.33	8,198,233.85
Indianapolis	IN		789,150	4,213,938.56	115,830.10	1,337,747.93	904,980.10	5,551,686.49	6,456,666.59
Lexington KY	KY		1,069,350	5,712,975.81	272,353.85	1,670,899.11	1,341,703.85	7,383,874.92	8,725,578.77
Livonia	MI		1,249,808	7,809,932.48	24,844.82	162,587.43	1,274,652.82	7,972,519.91	9,247,172.73
Louisville RI	KY		1,509,600	8,068,746.45	163,541.99	2,270,996.25	1,673,141.99	10,339,742.70	12,012,884.69
Lynnwood	WA	4	2,295,000	12,520,748.64	181,056.27	846,027.51	2,476,056.27	13,366,776.15	15,842,832.42
Mountain View	CA	1	3,700,000	12,297,251.37	124,254.20	2,523,388.22	3,824,254.20	14,820,639.59	18,644,893.79
Ontario	CA	4	1,876,650	9,999,264.72	181,120.59	3,694,140.17	2,057,770.59	13,693,404.89	15,751,175.48
Portland ME	ME		520,000	4,996,765.00	25,647.82	250,745.95	545,647.82	5,247,510.95	5,793,158.77
Richmond NW	VA		499,096	8,814,841.95		17,402.67	499,096.00	8,832,244.62	9,331,340.62
Richmond	VA	1	600,000	5,159,238.35	128,590.50	1,322,938.81	728,590.50	6,482,177.16	7,210,767.66
Rosemont	IL		1,996,608	17,346,703.97	42,691.38	56,499.73	2,039,299.38	17,403,203.70	19,442,503.08
Saddle River	NJ		2,993,130	17,101,462.11		44,882.30	2,993,130.10	17,146,344.41	20,139,474.51
San Jose South	CA		2,504,850	16,728,012.56	8,598.00	76,601.15	2,513,448.00	16,804,613.71	19,318,061.71
San Jose	CA	1	1,350,000	5,819,759.18	92,881.44	1,661,457.61	1,442,881.44	7,481,216.79	8,924,098.23
San Mateo	CA	5	4,600,000	15,191,926.06	184,132.70	3,067,424.79	4,784,132.70	18,259,350.85	23,043,483.55
Shelton	CT	5	1,560,000	8,182,331.26	135,028.11	2,622,072.97	1,695,028.11	10,804,404.23	12,499,432.34
Silicon Valley II	CA	6	5,450,000	29,054,525.16	251,778.92	3,856,939.04	5,701,778.92	32,911,464.20	38,613,243.12
Silicon Valley I	CA	2	6,330,000	23,301,034.95	177,193.01	4,984,722.63	6,507,193.01	28,285,757.58	34,792,950.59
Troy Central	MI	1	1,290,000	4,905,564.48	301,163.62	1,830,930.49	1,591,163.62	6,736,494.97	8,327,658.59
Troy Southeast	MI	1	760,000	7,257,009.75	340,030.18	1,242,989.44	1,100,030.18	8,499,999.19	9,600,029.37
Tukwila	WA	4	3,179,550	17,324,929.43	178,093.68	2,562,690.56	3,357,643.68	19,887,619.99	23,245,263.67
Tyson’s Corner	VA		2,413,242	9,991,221.54	7,250.00	50,130.00	2,420,492.00	10,041,351.54	12,461,843.54
Wichita East	KS	2	525,000	3,442,136.07	107,020.52	928,991.78	632,020.52	4,371,127.85	5,003,148.37
WIndsor	CT	1	1,150,000	4,742,177.73	163,705.38	1,730,755.02	1,313,705.38	6,472,932.75	7,786,638.13

INNKEEPERS USA TRUST

SCHEDULE 3—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

			Accumulated Deprecation	Net Book Value	Date of Construction	Date of Acquisition	Life upon Depr. is computed
Description	State	Encumbrances
Residence Inn:
Addison RI	TX	5	2,781,123.80	10,626,508.79	4/19/1996	2/1/1997	40
Altamonte Springs	FL	5	2,262,678.43	8,584,352.02	5/20/1985	12/30/1997	40
Arlington	TX	5	2,003,444.15	7,554,852.37	7/23/1995	2/1/1997	40
Atlanta Downtown	GA	5	4,788,598.51	15,948,791.11	6/24/1996	11/1/1996	40
Atlanta Peachtree	GA		1,704,327.84	8,416,079.49	7/14/1998	10/9/1998	40
Bellevue	WA	4	4,539,114.89	18,214,802.72	5/1/1984	1/14/1998	40
Binghamton	NY	2	1,894,104.75	5,872,133.03	11/1/1987	9/30/1994	40
Bothell	WA		2,398,679.61	10,378,896.44	5/1/1991	1/9/1998	40
Cherry Hill	NJ	2	2,519,304.75	8,895,804.21	8/25/1989	5/7/1989	40
Columbus East	OH		1,373,631.36	4,767,495.21	6/2/1986	6/2/1986	40
Denver Downtown	CO	2	3,151,893.10	10,228,792.66	6/1/1982	11/1/1996	40
Denver Tech	CO	1	3,115,746.38	8,362,537.33	5/1/1981	10/6/1995	40
East Lansing	MI		1,588,455.16	5,073,690.66	10/19/1984	11/1/1996	40
Fort Wayne	IN		1,033,101.94	4,968,268.20	12/14/1985	12/30/1997	40
Fremont	CA	1	1,809,462.63	5,765,233.77	5/1/1985	10/6/1995	40
Gaithersburg	MD		2,459,538.08	12,303,258.36	3/31/1998	7/10/1998	40
Grand Rapids	MI		2,333,416.94	7,146,761.03	1/1/1984	11/1/1996	40
Harrisburg	PA		1,819,357.15	6,378,876.70	9/22/1988	5/7/1996	40
Indianapolis	IN		1,301,320.73	5,155,345.86	8/1/1984	12/30/1997	40
Lexington KY	KY		1,792,738.09	6,932,840.68	11/1/1985	12/30/1997	40
Livonia	MI		1,387,264.50	7,859,908.23	9/22/1998	3/12/1999	40
Louisville RI	KY		2,496,921.62	9,515,963.07	3/1/1984	12/30/1997	40
Lynnwood	WA	4	3,015,908.49	12,826,923.93	5/1/1987	1/14/1998	40
Mountain View	CA	1	4,109,923.33	14,534,970.46	10/1/1985	10/6/1995	40
Ontario	CA	4	3,259,626.91	12,491,548.57	2/1/1986	12/30/1997	40
Portland ME	ME		1,258,080.65	4,535,078.12	3/8/1996	11/1/1996	40
Richmond NW	VA		1,546,159.33	7,785,181.29	8/4/1998	1/8/1999	40
Richmond	VA	1	1,801,588.08	5,409,179.58	11/1/1985	10/6/1995	40
Rosemont	IL		3,051,934.32	16,390,568.76	5/3/1998	1/8/1999	40
Saddle River	NJ		1,693,431.29	18,446,043.22	9/15/2002	9/15/2002	40
San Jose South	CA		3,091,853.29	16,226,208.42	8/11/1998	11/6/1998	40
San Jose	CA	1	2,039,352.40	6,884,745.83	3/1/1986	10/6/1995	40
San Mateo	CA	5	4,379,758.01	18,663,725.54	9/1/1985	11/1/1996	40
Shelton	CT	5	2,444,617.01	10,054,815.33	8/1/1988	10/31/1997	40
Silicon Valley II	CA	6	8,590,343.25	30,022,899.87	5/15/1985	11/1/1996	40
Silicon Valley I	CA	2	7,156,375.03	27,636,575.56	10/3/1983	11/1/1996	40
Troy Central	MI	1	2,275,293.19	6,052,365.40	10/1/1985	10/6/1995	40
Troy Southeast	MI	1	2,516,235.49	7,083,793.88	10/1/1985	10/6/1995	40
Tukwila	WA	4	4,599,542.69	18,645,720.98	8/1/1985	1/14/1998	40
Tyson’s Corner	VA		2,151,676.64	10,310,166.90	1/8/2001	1/8/2001	40
Wichita East	KS	2	1,290,321.81	3,712,826.56	3/1/1981	11/1/1996	40
WIndsor	CT	1	1,684,264.41	6,102,373.72	9/1/1986	10/6/1995	40

INNKEEPERS USA TRUST

SCHEDULE 3—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

			Initial Cost		Cost Capitalization to subsequent acquisitions		Gross Amount of which carried at close of period		Total
Description	State	Encumbrances	Land	Bldg. Improvements	Land	Bldg. Improvements	Land	Bldg. Improvements
Summerfield Suites:
Addison SS	TX	3	1,470,000	11,923,133.35	2,137.94	65,484.29	1,472,137.94	11,988,617.64	13,460,755.58
Belmont	CA	4	2,900,000	16,345,230.29	13,334.00	159,859.89	2,913,334.00	16,505,090.18	19,418,424.18
El Segundo	CA	3	1,970,000	11,389,219.71	4,636.12	41,353.96	1,834,636.12	11,430,573.67	13,265,209.79
Las Colinas	TX	4	2,263,000	15,057,457.25	28,314.09	179,994.79	2,291,314.09	15,237,452.04	17,528,766.13
Mount Laurel	NJ	3	400,000	11,207,732.72	10,033.00	385,717.83	410,033.00	11,593,450.55	12,003,483.55
Hampton Inn:
Albany	NY	3	850,000	7,978,825.71	57,783.25	562,297.52	907,783.25	8,541,123.23	9,448,906.48
Columbia	MD			7,686,266.09		155,773.03	973,836.66	7,842,039.12	8,815,875.78
Germantown	MD		920,000	4,942,875.46	97,052.22	2,886,754.25	1,017,052.22	7,829,629.71	8,846,681.93
Islandia	NY	2	920,000	4,873,258.39	151,892.19	1,657,840.13	1,071,892.19	6,531,098.52	7,602,990.71
Lombard	IL	3	600,000	6,602,163.61	128,875.67	1,397,249.55	728,875.67	7,999,413.16	8,728,288.83
Louisville HI	KY		2,000,000	4,272,406.68	143,773.76	5,205,337.18	2,143,773.76	9,477,743.86	11,621,517.62
Naples	FL	2	690,000	4,777,890.87	33,363.86	816,675.32	723,363.86	5,594,566.19	6,317,930.05
Schaumburg	IL	3	572,000	4,211,886.84	62,488.19	1,424,255.47	634,488.19	5,636,142.31	6,270,630.50
Tallahassee	FL	2	500,000	4,253,649.61	66,371.26	947,967.90	566,371.26	5,201,617.51	5,767,988.77
West Palm Beach	FL		—	3,954,039.37	150,624.03	1,139,273.99	150,624.03	5,093,313.36	5,243,937.39
Westchester	IL	3	572,000	4,641,966.42	60,989.55	1,023,406.29	632,989.55	5,665,372.71	6,298,362.26
Willow Grove	PA		1,110,000	8,376,544.63	52,441.40	1,076,382.33	1,162,441.40	9,452,926.96	10,615,368.36
Woburn	MA		—	2,731,793.19	62,205.84	3,159,177.89	62,205.84	5,890,971.08	5,953,176.92
Homewood Suites:
San Antonio	TX		2,350,000	17,273,793.20		321,976.80	2,350,000.00	17,595,770.00	19,945,770.00
Sunrise Suites:
Tinton Falls	NJ		750,000	4,606,383.76		187,527.65	750,000.00	4,793,911.41	5,543,911.41
Four Points:
Fort Walton Beach	FL		18,000,000	10,797,463.56		783,347.35	18,000,000.00	11,580,810.91	29,580,810.91
Courtyard:
Fort Lauderdale	FL		—	7,822,658.14	202,846.79	3,789,158.65	202,846.79	11,611,816.79	11,814,663.58
TownPlace Suites:
Horsham	PA		780,000	6,545,524.62	8,297.16	216,955.94	788,297.16	6,762,480.56	7,550,777.72
Doubletree:
Washington DC	DC		6,097,250	15,253,239.82		206,637.96	6,097,250.00	15,459,877.78	21,557,127.78
Other:
Atlantic City	NJ		3,525,650	4,826,112.43	12,225.00	379,211.06	3,537,875.00	5,205,323.49	8,743,198.49
Binghampton (Vacant Land)	NY		300,000		26,741.50		326,741.50		326,741.50
Bulfinch—KPA	NY			15,550,182.56			3,559,178.12	15,550,182.56	19,109,360.68
Montvale	NJ			9,336,506.04		4,600.13	7,813,797.50	9,341,106.17	17,154,903.67
Morristown-Westin	NJ			19,631,400.60	60,717.30	335,514.01	10,436,717.30	19,966,914.61	30,403,631.91
Corporate			—			264,857.65		264,857.65	264,857.65
Valencia	CA					25,029.65		25,029.65	25,029.65

Grand Total(s)	NJ		120,903,032.00	655,195,459.27	6,889,000.89	98,936,189.13	150,374,845.27	754,131,648.40	904,506,493.67

INNKEEPERS USA TRUST

SCHEDULE 3—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

			Accumulated Deprecation	Net Book Value	Date of Construction	Date of Acquisition	Life upon Depr. is computed
Description	State	Encumbrances
Summerfield Suites:
Addison SS	TX	3	2,559,545.09	10,901,210.49	2/19/1996	6/20/1997	40
Belmont	CA	4	3,528,417.87	15,890,006.31	10/23/1995	6/20/1997	40
El Segundo	CA	3	2,437,448.32	10,827,761.47	3/6/1995	6/20/1997	40
Las Colinas	TX	4	3,307,531.10	14,221,235.03	2/21/1996	6/20/1997	40
Mount Laurel	NJ	3	2,434,376.78	9,569,106.77	8/18/1996	6/20/1997	40
Hampton Inn:
Albany	NY	3	2,421,994.79	7,026,911.69	12/28/1990	9/30/1994	40
Columbia	MD		198,130.19	8,617,745.59
Germantown	MD		3,363,265.13	5,483,416.80	1/11/1996	5/22/1995	40
Islandia	NY	2	2,162,587.36	5,440,403.35	7/26/1988	9/30/1994	40
Lombard	IL	3	1,859,670.78	6,868,618.05	9/16/1987	6/26/1997	40
Louisville HI	KY		243,050.65	11,378,466.97		10/9/2004	40
Naples	FL	2	1,706,299.02	4,611,631.03	11/19/1990	9/30/1994	40
Schaumburg	IL	3	1,293,860.16	4,976,770.34	12/9/1986	6/26/1997	40
Tallahassee	FL	2	1,447,355.30	4,320,633.47	4/5/1993	1/31/1995	40
West Palm Beach	FL		2,547,211.91	2,696,725.48	7/1/1986	9/30/1994	40
Westchester	IL	3	1,364,096.67	4,934,265.59	6/13/1988	6/26/1997	40
Willow Grove	PA		3,158,360.47	7,457,007.89	8/8/1991	9/30/1994	40
Woburn	MA		3,314,746.42	2,638,430.50	5/6/1997	8/9/1996	40
Homewood Suites:
San Antonio	TX		745,559.94	19,200,210.06			40
Sunrise Suites:
Tinton Falls	NJ		1,017,696.41	4,526,215.00	10/19/1993	6/20/1997	40
Four Points:
Fort Walton Beach	FL		997,670.66	28,583,140.25	2004	5/19/2004	40
Courtyard:
Fort Lauderdale	FL		4,620,239.27	7,194,424.31	3/2/1999	9/30/1994	40
TownPlace Suites:
Horsham	PA		1,093,065.28	6,457,712.44	6/1/1999	5/20/1999	40
Doubletree:
Washington DC	DC		425,850.60	21,131,277.18		12/28/2004	40
Other:
Atlantic City	NJ		342,454.02	8,400,744.47	10/1/2004	6/1/2003	40
Binghampton (Vacant Land)	NY		8,422.19	318,319.31		1997	40
Bulfinch—KPA	NY		66,595.51	19,042,765.17		11/14/2005	40
Montvale	NJ		239,134.02	16,915,769.65		1/31/2005	40
Morristown-Westin	NJ		340,895.32	30,062,736.59		5/12/2005	40
Corporate			159,644.79	105,212.86		1997	40
Valencia	CA		424.93	24,604.72			40

Grand Total(s)	NJ		161,916,110.98	742,590,382.69

INNKEEPERS USA TRUST

SCHEDULE 3—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2005

Notes to Schedule 3—Real Estate and Accumulated Depreciation

1.	Collateral for $30 million term loan.
2.	Collateral for $42 million term loan.
3.	Collateral for $40 million term loan.
4.	Collateral for $58 million term loan.
5.	Collateral for $50 million term loan.
6.	Collateral for $14 million mortgage note.

	2005	2004	2003
Cost of land and improvements, and buildings and improvements:
Balance at beginning of year	943,012,114	757,670,485	756,477,767
Additions	109,779,903	92,439,755	22,386,653
Disposals	(32,394,662)	(11,899,561)	(16,388,952)
Transfer to “held for sale”	—	(23,064,538)	(4,804,983)

Balance at end of year	1,020,397,356	815,146,141	757,670,485

Accumulated depreciation on land improvements, buildings and improvements:
Balance at beginning of year	220,380,160	126,082,658	109,213,307
Additions	35,355,585	22,211,604	21,380,262
Disposals	(25,596,679)	(3,457,356)	(2,649,457)
Transfer to “held for sale”	—	(12,527,512)	(1,861,454)

Balance at end of year	230,139,066	132,309,394	126,082,658

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNKEEPERS USA TRUST

March 6, 2006	/s/ JEFFREY H. FISHER
Chief Executive Officer, President and Chairman of the Board of Trustees

March 6, 2006	/s/ BRUCE RIGGINS
Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ JEFFREY H. FISHER Jeffrey H. Fisher	Chief Executive Officer, President and Chairman of the Board, (Principal Executive Officer)	March 6, 2006

/s/ BRUCE RIGGINS Bruce Riggins	Chief Financial Officer	March 6, 2006

/s/ MILES BERGER Miles Berger	Trustee	March 6, 2006

/s/ RANDALL L. CHURCHEY Randall L. Churchey	Trustee	March 6, 2006

/s/ THOMAS J. CROCKER Thomas J. Crocker	Trustee	March 6, 2006

/s/ JACK P. DEBOER Jack P. DeBoer	Trustee	March 6, 2006

/s/ C. GERALD GOLDSMITH C. Gerald Goldsmith	Trustee	March 6, 2006

/s/ ROLF E. RUHFUS Rolf E. Ruhfus	Trustee	March 9, 2006

/s/ JOEL F. ZERMANS Joel F. Zemans	Trustee	March 6, 2006

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

The following risk factors are not necessarily exhaustive, particularly as to possible future events, and new risk factors may emerge periodically. Many things can happen that can cause our actual results to be very different than those we describe in our SEC filings. Any statements we make that are not historical facts should be considered forward-looking statements. We make no promise to update any of our forward-looking statements, or to publicly release the results if we revise any of them.

We rely on others to operate our hotels.

In order for us to continue to qualify as a REIT, third parties must operate our hotels. We lease all of our hotels to our TRSs, which in turn have entered into management agreements with Innkeepers Hospitality Management, Inc. (the “IH Manager”) or, in the case of one hotel, another party, to manage our hotels. While we have some input into operating decisions for those hotels leased by our TRSs and operating under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. Jeffrey H. Fisher controls the IH Manager, and he is the Chief Executive Officer, President and Chairman of our Board of Trustees. See “—Conflicts of interest and related party transactions—The IH Lessee and the IH Manager” below.

Terror events and threats, recession and military action negatively affect the hotel industry and our results of operations and financial condition.

The events of September 11, 2001, the subsequent military actions in Afghanistan and Iraq and periodic terror alerts, coupled with a slowing U.S. economy, substantially negatively affected our business and results for a prolonged period. We cannot predict how similar future events will directly or indirectly impact the hotel industry or our operating results in the future.

We also were particularly adversely affected by our concentration of hotels in California (and in the Silicon Valley area specifically) where the decline of technology companies and business was pronounced. We own 10 hotels that are located in California. While business has recovered to some degree in these areas, results for the hotels in these areas continue to substantially lag the results achieved in the year 2000, The recovery in this area may continue to lag the recovery in the economy in general. See “—Concentration of investment in California, New Jersey, the Pacific Northwest, Florida, Illinois, Texas and Michigan” below.

Conflicts of interest and related party transactions.

Jeffrey H. Fisher and the IH Manager. Jeffrey H. Fisher is our Chairman of the Board, Chief Executive Officer and President. Affiliates of Mr. Fisher contributed hotels to us on a favorable tax basis in connection with our initial public offering in 1994. The sale, refinancing or prepayment of indebtedness secured by those hotels may trigger adverse tax consequences to Mr. Fisher. Conflicts of interest, therefore, exist between us and Mr. Fisher regarding any transaction involving those Hotels that could trigger adverse tax consequences to Mr. Fisher or his affiliates.

All but one of our hotels is managed by the IH Manager, which is owned by Mr. Fisher. In 2005, we paid the IH Manager management and accounting fees of approximately $7,993,000.

Each of our management agreements with the IH Manager has an initial term of 10 years and may be renewed for two, five-year periods at the option of the IH Manager. The management agreements provide for a base management fee of 3% of gross revenues, an accounting fee of $750 per month per hotel and an incentive management fee equal to 50% of hotel available cash flow. hotel available cash flow is, generally, gross hotel revenues less (a) hotel operating expenses, including franchise fees, (b) the base management and accounting services fees and (c) base and percentage rent paid by our ‘taxable REIT subsidiary’ lessees (“TRS”) to us. Under these management agreements, the IH Manager is not responsible for any losses incurred by the TRSs (from Hotel operations or otherwise). The management agreements provide generally for a termination fee to be paid to the IH Manager upon certain terminations of a management agreement, including in connection with the sale of the related Hotel. The termination fee is the fair market value of the management contract for the remainder of the then-current term. The cumulative amount of unpaid termination fees payable to the IH Manager at any time will be netted against the fair market value of additional management contracts awarded to the IH Manager by the Company, and the Company will pay to the IH Manager any net amount due to the IH Manager that has been outstanding for more than 365 days. To date, no termination fees have been paid to the IH Manager. The accounting services fee was $750 per month for each hotel in 2005.

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

In 2005, the Company reimbursed the IH Manager $14,000 for shared personnel and services (which included human resources and telephone costs).

We have from time to time engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects. During 2005, we entered into renovation contracts with the Hatchett affiliate costing $60,000. We may enter into additional renovation contracts with the Hatchett affiliate in 2006. The Hatchett affiliate is approximately 45% owned by Equity Inns, Inc. (“Equity”). The IH Manager currently manages four Hotels owned by Equity. These contracts assisted the IH Manager in qualifying to manage the Company’s Hotels under tax law applicable to a REIT.

The Company and the IH Manager replaced the majority of their corporate information technology (“IT”) infrastructure in 2003. The total cost of the new IT infrastructure was approximately $1.0 million, which was initially funded by the Company. The Company, the IH Lessee and the IH Manager agreed to a cost sharing agreement, commencing in 2004, under which the Company bears or reimburses the IH Lessee/IH Manager 50% of the total costs of operating and maintaining the IT function (including depreciation taken by the Company on the IT infrastructure). The Company paid or reimbursed the IH Lessee/IH Manager a total of $315,000 for the IT function in 2005.

The IH Manager obtained an employee practices liability insurance policy which covers Company employees. We reimbursed the IH Manager for one-third of the premium for this policy, which was $91,000 in 2005.

The IH Manager maintains a health benefit plan in which our employees participate. Our reimbursement is based on the number of our employees participating in the plan and the coverage and benefit levels selected by those employees. We reimbursed the IH Manager $105,000 for 2005 for our share of the costs of our employees’ participation in this plan.

In 2003, we entered into an agreement with certain predecessors of the IH Manager (the “IH Lessee”, which was owned by Mr. Fisher) and affiliates of Marriott International, Inc. (“Marriott”) for a transaction under which the IH Lessee (a) converted the agreements under which 17 of our hotels were managed by Marriott into long-term franchise agreements with Marriott and (b) became the manager of the hotels. Under the terms of the converted agreements, the IH Lessee agreed to pay Marriott (1) a franchise royalty of 6.5% of room revenues for the first 10 years of each franchise agreement and 5% thereafter and (2) $850,000 plus 50% of aggregate available cash flow in excess of a specified threshold each year for 10 years, beginning in 2004. The TRS (and therefore, indirectly, we) subsequently assumed the IH Lessee’s obligations under the franchise agreements described above, including the obligations to pay Marriott fees described above.

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

Under our management agreements, the IH Manager is generally responsible for complying with our various franchise agreements, subject to our making sufficient funding available. As Mr. Fisher owns the IH Manager, conflicts of interest exist between us and Mr. Fisher regarding the IH Manager’s compliance with franchise agreements or other actions or failures to act by the IH Manager which could result in liability to us or our TRS.

Jack P. DeBoer. In November 1996, we acquired seven Residence Inn by Marriott Hotels (the “DeBoer Hotels”) from affiliates of Jack P. DeBoer (the “DeBoer Group”), including Rolf E. Ruhfus. Messrs. DeBoer and Ruhfus are members of our Board of Trustees. The DeBoer Group received Class B preferred units of limited partnership interest in our operating partnership (“Class B Preferred Units”) in partial consideration for the acquisitions. Following the acquisition of the DeBoer Hotels, Mr. DeBoer joined our Board of Trustees. We are required to nominate Mr. DeBoer for election to the Board and to support his nomination, except if Mr. DeBoer (a) acts or fails to act in a manner that the Board deems detrimental to us and as a result of which the Board determines unanimously that it cannot nominate Mr. DeBoer, (b) ceases to own at least 25% of the Class B Preferred Units that he owned upon the closing of the acquisition of the DeBoer Hotels acquisition or (c) is legally disqualified from serving as a trustee.

Due to the potential adverse tax consequences to members of the DeBoer Group that may result from a sale of the DeBoer Hotels, we agreed that until November 1, 2006, (i) a taxable sale of a DeBoer Hotel will require the consent of the applicable members of the DeBoer Group and (ii) we will maintain at all times outstanding indebtedness of at least approximately $40 million (the “Required Indebtedness”). The Required Indebtedness is subject to reduction upon the occurrence of certain events, including the death of, or certain redemptions or taxable transfers of the Class B Preferred Units held by, members of the DeBoer Group. If we sell a DeBoer Hotel without the required consent or fail to maintain the Required Indebtedness, we agreed to indemnify the applicable members of the DeBoer Group for certain resulting income tax liabilities, which could be substantial. Notwithstanding these indemnification rights, and particularly after the indemnification period ends, conflicts of interest may exist between us and Mr. DeBoer regarding transactions involving the DeBoer Hotels that could trigger adverse tax consequences to some or all of the DeBoer Group.

Mr. DeBoer and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. Mr. DeBoer is currently the Chief Executive Officer and primary investor in the owner of the Value Place brand of extended-stay hotels. Hotels developed by Mr. DeBoer and his affiliates may compete with our hotels for guests, and hotel companies with which Mr. DeBoer is affiliated may compete with us for acquisition opportunities and for qualified employees. Accordingly, our interests and those of Mr. DeBoer could be different in connection with matters relating to our hotels or proposed acquisitions or developments that are competitive with hotels owned or being considered for acquisition or development by Mr. DeBoer and his affiliates.

Rolf E. Ruhfus. In June 1997, we acquired six hotels (the “Summerfield Hotels”) from affiliates of Rolf E. Ruhfus (the “Summerfield Group”). The Summerfield Group received common units in our operating partnership in partial consideration for the acquisitions. Following the acquisition of the Summerfield Hotels, Mr. Ruhfus joined our board of trustees. Due to the potential adverse tax consequences to members of the Summerfield Group that may result from a sale of the Summerfield Hotels, conflicts of interest may exist between us and Mr. Ruhfus regarding transactions involving the Summerfield Hotels that could trigger adverse tax consequences to some or all of the Summerfield Group.

Mr. Ruhfus and certain of his affiliates have in the past, and continue to be, involved in the development of hotels. An entity controlled by Mr. Ruhfus also owns the Sierra Suites brand, which is an upscale extended-stay hotel brand founded by Mr. Ruhfus. Affiliates of Mr. Ruhfus own and operate several Sierra Suites hotels and Summerfield Suites hotels. Hotels developed by Mr. Ruhfus, including Sierra Suites, may compete with our hotels for guests and companies with which Mr. Ruhfus is affiliated may compete with us for acquisition opportunities and for qualified employees. Accordingly, our interests and those of Mr. Ruhfus could be different in connection with matters relating to our hotels or proposed acquisitions that are competitive with hotels owned or being considered for acquisition or development by affiliates of Mr. Ruhfus.

If we cannot obtain additional financing, our growth will be limited.

We are required to distribute to our shareholders at least 90% of our taxable income each year in order to continue to qualify as a REIT. As a result, our retained earnings available to fund acquisitions or development are nominal. We rely primarily upon the availability of debt or equity capital to fund these activities. Our ability to grow through acquisitions or development of hotels will be limited if we cannot continue to obtain additional financing. Our ability to obtain more capital may also be limited by our Amended and Restated Declaration of Trust (as amended or supplemented, our “Declaration of Trust”) which currently limits our outstanding indebtedness to 50% of our investment in Hotel properties at cost, and some of our loan agreements impose more restrictions. Market conditions may make it difficult to obtain financing and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

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

As a real estate investment trust (REIT), we are required to distribute at least 90% of our taxable income each year to our shareholders. In the event of continued or future downturns in our operating results and financial performance or unanticipated capital improvements to our Hotels, we may be unable to declare or pay distributions to our shareholders at historical rates, or at all. The timing and amount of distributions are in the sole discretion of our board of trustees, which will consider, among other factors, our financial performance, debt service obligations and applicable debt covenants (if any), and capital expenditure requirements. From time to time, in the past, we have reduced our common share dividends substantially and we cannot assure you either that we will continue to generate sufficient cash in order to fund distributions at the same rate as our historic rate (or to fund any distribution), or that our board of trustees will continue to maintain our distributions at historic rates.

Among the factors which could adversely affect our results of operations and decrease our distributions to shareholders are reduced hotel revenue; increases in operating expenses at the hotels leased to our TRSs; increased debt service requirements, including those resulting from higher interest rates on variable rate indebtedness; and capital expenditures at our hotels, including capital expenditures required by the franchisors of our Hotels. Hotel revenue can decrease for a number of reasons, including increased competition from new hotels and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels, which would directly affect us negatively by (a) reducing the hotel revenue that we recognize with respect to hotels leased to our TRSs and (b) correspondingly reducing the profits (or increasing the loss) of hotels leased to our TRSs. Many of our expenses cannot be reduced in tandem with revenue declines, (or we may choose not to reduce them for competitive reasons), and certain expenses may increase while our revenue declines. See “—Conflicts of interest and related party transactions—The IH Lessee and the IH Manager” above.

All dividends on our class C cumulative preferred shares must be paid or provided for on a current basis or we would not be able to pay dividends on common shares.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms are booked through Internet travel intermediaries such as Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant concessions from us. Moreover, some Internet travel intermediaries offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservation systems rather than to the lodging brands with which our hotels are affiliated. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

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

Concentration of investment in California, New Jersey, the Pacific Northwest, Florida, Illinois, Texas and Michigan. A significant number of our hotels are located in California, most of which are in the greater San Francisco/Silicon Valley area. We also have a significant concentration of hotels located in New Jersey, the Pacific Northwest and Michigan, as well as in the Chicago, Illinois and Dallas, Texas areas. Adverse events, such as economic recessions or natural disasters, including earthquakes, hurricanes or high-wind, could cause a loss of revenues from these hotels, which may be significant as a result of our concentration of assets in these areas. We may not carry insurance coverage for these losses, or the insurance may be insufficient to replace our investment or otherwise restore our economic position with respect to a hotel.

In 2001, technology businesses suffered a substantial downturn, which dramatically reduced business travel. The Silicon Valley area, where 10 of our California hotels are located, is heavily dependent on the technology sector. Our concentration in California made the negative effects of the economic recession on our business more pronounced as compared to some hotel companies with less concentration in California. While the economy in this area continues to improve currently, we cannot predict if or when our hotels in the Silicon Valley area will perform to their pre-recession levels.

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

Competition for guests. The upscale extended-stay and mid-price segments of the Hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation, and reservation systems, among many other factors. There are many competitors in our market segments, and many of them have substantially greater marketing and financial resources than our operators or us. New hotels create new competitors, in some cases without corresponding increases in demand for hotel rooms. The result in some cases may be lower revenue, which would result in lower cash available for distribution to shareholders.

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

We may decide to sell hotels, for a variety of reasons. We cannot assure you that we will be able to sell any hotels on favorable terms, or that hotels will not be sold for a loss. In 2005, we sold three hotels for substantial tax losses.

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

Expansion of investment focus. While we have historically focused our investments in extended-stay and limited service hotels, we are not restricted from investing in other hotel-types or other geographic areas, including internationally. In 2004, the Company acquired the Sheraton Four Points Hotel in Ft. Walton Beach, FL, which is a full service, beach front hotel in a resort area. In 2005, we acquired the Westin Hotel in Morristown, NJ, which is an upper upscale full service hotel. We may continue to expand our investment horizon. There are risks to such activity, including that we have less experience acquiring, developing and owning, and the IH Manager has less experience operating, these kinds of hotels as compared to extended-stay or limited service hotels. We may also pursue opportunities to invest in hotels outside of the US. Investing outside of the US carries certain additional risk, such as, legal, political, and currency risk, which we have no experience with. These risks could negatively affect our cash flow available for distribution and result in the loss of some or all of our investment.

Our development activities may be more costly than we have anticipated.

As part of our growth strategy, we may develop additional hotels, which may include the re-development of existing buildings for Hotel use or the substantial renovation and upgrading of an existing hotel that is then re-flagged to a different hotel brand. Development involves many substantial risks, which include the following:

•	actual development costs may exceed our budgeted or contracted amounts;

•	construction delays may prevent us from opening Hotels on schedule;

•	we invest substantial capital without immediate corresponding income;

•	we may not be able to obtain all necessary zoning, land use, building, occupancy and construction permits;

•	our developed properties may not achieve our desired revenue or profit goals;

•	we face intense competition for suitable development sites from competitors with greater financial resources than ours; and

•	we may incur substantial development costs and then have to abandon a development project before completion.

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

General risks of investing in real estate. Our investments in hotels are subject to varying degrees of risk that generally arise from the ownership of real property. The underlying value of our real estate investments and our income and ability to make distributions to our shareholders depend upon the ability of the operators of our hotels to maintain or increase room revenues. Both income from our hotels and our ability to make distributions may be adversely affected by changes beyond our control, including the following:

•	adverse changes in national and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in real property tax rates or assessments and other operating expenses;

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters (which may result in uninsured losses) and acts of war and terrorism;

•	the relative illiquidity of real estate investments (see “—Conflicts of interest and related party transactions—Jeffrey H. Fisher,” “—Jack P. DeBoer” and “—Rolf E. Ruhfus” above); and

•	other circumstances beyond our control.

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

All of our hotels in California (and certain of our other hotels, such as our hotels in the Pacific Northwest) are located in areas that are subject to earthquake activity. These hotels are located in areas of high seismic risk and some were constructed under pre-1985 building codes. No assurance can be given that an earthquake would not render significant damage to the hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk. Additionally, areas in Florida where several of our hotels are located may experience hurricane or high-wind activity. Our Sheraton Four Points Hotel in Ft. Walton Beach FL, for instance, sustained substantial damage (though no structural damage) during Hurricane Jeanne in September 2004. That hotel and several others in Florida were impacted to varying degrees by one or more other hurricanes in 2004 and 2005. We have earthquake insurance on our hotels in California and wind insurance on certain of our hotels located in Florida. However, recovery under these policies is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance will fully fund the re-building or restoration of a hotel impacted by an earthquake, hurricane or high wind, or the income lost as a result of the damage. We have no coverage from damage from earthquakes, floods or high wind caused by a terrorist attack.

Our insurance policies include certain coverage for property losses caused by certain terrorist acts. The Terrorism Risk Insurance Act of 2002 (“Insurance Act”), which became effective in November 2002, requires property and casualty insurers to offer terrorism insurance, for which they can charge additional premiums, and provides federal funds to help insurers pay claims from terrorist attacks. We have accepted such coverage under our primary property insurance policies. Based on information provided by our insurance agent, we understand that coverage offered pursuant to the Insurance Act applies, generally, to acts of terrorism on U.S. soil by foreign agents resulting in a total of more than $5 million of property and casualty insurance losses. Therefore, our understanding of the coverage offered pursuant to the Insurance Act is that they exclude losses from terrorist acts on U.S. soil by foreign agents that result in a total of less than $5 million of losses. Also, our understanding is that all terrorist coverage, whether included in the primary insurance policies or in the coverage offered under the Insurance Act, exclude coverage for losses from, among other things, acts of terrorism by U.S. based groups or individuals, nuclear devices and acts of war. The Insurance Act expired in December 2005 and has been extended pursuant to the Terrorism Risk Insurance Extension Act, which was enacted to extend the coverage under the Insurance Act through December 31, 2007 and to make certain other changes in coverage. There is no assurance that the Terrorism Risk Insurance Act will be renewed or that insurance against terrorist attacks will be available or affordable after 2007.

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

We carry insurance on all of our hotels and our business. The costs of property and casualty insurance carried by us and/or the IH Lessee rose substantially in the insurance renewal cycles after September 11, 2001. More recently, the hurricanes that struck the US in 2004 and 2005 also affected the property insurance markets. Future terror-related events or natural disasters, as well as any other future covered losses or other casualties at our hotels, may result in (a) future insurance cost increases, (b) our inability to obtain (or economically obtain) important insurance coverage and/or (c) an increased risk of exposure to casualties if our insurance deductibles are substantially increased or the limits of our insurance coverage are substantially reduced. While in absolute dollars property tax is a much larger expense than insurance for us, our ability to make distributions could be adversely affected if insurance costs increase. Please see “—Investment risks in the real estate industry generally may adversely affect our ability to make distributions to our shareholders—Uninsured and Underinsured losses” above.

Franchise requirements could adversely affect distributions to our shareholders.

Our hotel operators must comply with operating standards and terms and conditions imposed by the franchisors of the hotel brands under which our hotels operate. A franchisor may impose upgraded or new brand standards, such as substantially upgrading the bedding, enhancing the complimentary breakfast or increasing the value of guest awards under its ‘frequent guest’ program, which can add substantial expense for the hotel. The franchisors periodically inspect our hotels to confirm adherence to the franchisors’ operating standards. The failure of a hotel to maintain standards could result in the loss or cancellation of a franchise license. We rely on our operators to conform to operational standards. The franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise. The loss of a franchise could have a material adverse effect on the operations or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise could also have a material adverse effect on cash available for distribution to shareholders.

The names of the brands under which our hotels operate are registered trademarks of the respective owners of those brands, and neither they nor any of their officers, directors, agents, employees, accountants or attorneys (i) have approved any disclosure in which they or the names of their brands appear or (ii) are responsible or liable for any of the content of this document.

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

Failure to qualify as a REIT would subject us to federal income tax. If we fail to remain qualified as a REIT in any taxable year, and do not qualify for certain statutory relief provisions, we will be subject to federal income tax. This would substantially reduce our income and cash available to pay distributions. The resulting tax liability might cause us to borrow funds, sell some of our investments, or take other steps that could negatively affect our operating results in order to pay any such tax. Moreover, subject to certain exceptions, we generally would be disqualified from re-electing treatment as a REIT until the fifth calendar year after the year in which we failed to qualify as a REIT.

Failure to qualify as a REIT may cause us to reduce or eliminate shareholder distributions, and we may face increased difficulty in raising capital or obtaining financing. If we fail to qualify or remain qualified as a REIT, we may have to reduce or eliminate any distributions to our shareholders in order to satisfy our income tax liabilities. Any distributions that we do make to our shareholders would be treated as taxable dividends to the extent of our current and accumulated earnings and profits. This would negatively affect the market price of our shares. In addition, we may face increased difficulty in raising capital or obtaining financing if we fail to qualify or remain qualified as a REIT because of the resulting tax liability.

The formation of our TRS Lessee increases our overall tax liability. Our TRSs are subject to federal and state income tax. Accordingly, although our ownership of our TRSs will allow us to receive the after-tax operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax.

We will incur a 100% excise tax on transactions with our TRSs that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by our TRSs to us exceeds an arm’s-length rental amount, such amount potentially will be subject to this excise tax. We intend that all transactions between us and our TRSs will be conducted on an arm’s-length basis and, therefore, that the rent paid by our TRSs to us will not be subject to this excise tax.

We are subject to other tax liabilities.

Even as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, such as tax on undistributed REIT taxable income and alternative minimum tax. If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax. A prohibited transaction would be a sale of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Our TRSs are fully taxable corporations and are required to pay federal and state taxes on their income.

Complying with REIT requirements may force us to sell otherwise attractive investments.

To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets not withstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a minimum threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the IRS describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Our share ownership limitation may prevent certain transfers of our shares.

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

We have, in limited instances from time to time, permitted certain owners to own shares in excess of the Ownership Limitation. The board of trustees has waived the Ownership Limitation for such owners after following procedures set out in our Declaration of Trust, under which the owners requesting the waivers provided certain information and our counsel provided certain legal opinions. These waivers established levels of permissible share ownership for the owners requesting the waivers that are higher than the Ownership Limitation. If the owners acquire shares in excess of the higher limits, those shares are subject to the risks described above in the absence of further waivers. The board of trustees is not obligated to grant such waivers and has no current intention to do so with respect to any owners who (individually or aggregated as the Declaration of Trust requires) do not currently own shares in excess of the Ownership Limitation.

LIST OF EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.4, 10.5, and 10.6(a) – 10.6(f).

Exhibit Number	Description of Exhibits
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003).

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference).

10.1(a)	Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.1(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 1, 1997 (previously filed as Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(c)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 23, 1997 (previously filed as Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(d)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of March 1, 1998 (previously filed as Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(e)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of January 20, 2004 (previously filed as Exhibit 10.1(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.3	Form of Right of First Refusal and Option to Purchase (previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.4	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.5	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.6(a)	Employment Agreement of Jeffrey H. Fisher (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(b)	Performance Share Award Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of June 1, 2005 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(c)	Incentive Award and Cash Bonus Award Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of June 1, 2005 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/Afiled on November 2, 2005, and incorporated herein by reference).

10.6(d)	Amended and Restated Severance Agreement between Innkeepers USA Trust and Bruce Riggins, dated as of January 1, 2006 (previously filed as Exhibit 1 to the Company’s Current Report on Form 8-K filed January 10, 2006, and incorporated herein by reference).

10.6(e)	Employment Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of June 1, 2005 (previously filed as Exhibit 2 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(f)	Performance Share Award Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of June 1, 2005 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.7	Form of Non-Compete Agreement between Innkeepers USA Trust and Jeffrey H. Fisher (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 12, 2003, and incorporated herein by reference).

10.8	Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for the Hampton Inn - West Palm Beach, Florida (previously filed as Exhibit 10.4 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.9	Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain Hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.10	Credit Agreement, dated as of July 24, 2004, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Wells Fargo Bank, N.A., Calyon New York Branch, Wachovia Bank, National Association, PNC Bank, National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 28, 2004, and incorporated herein by reference).

10.11	Seven Contribution Agreements, each dated as of September 16, 1996, between various partnerships and Innkeepers USA Limited Partnership for the seven DeBoer Hotels (previously filed as Exhibits 2.1 - 2.7 to the Company’s Form 8-K filed on November 22, 1996, and incorporated herein by reference).

10.12	Form of Contribution Agreement between a partnership subsidiary of Innkeepers USA Trust and a Summerfield Partnership (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.16	Voting Agreement among Jeffrey H. Fisher, Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships, and the beneficial holders of Units issued to the Summerfield Group, dated June 20, 1997 (previously filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.17	Redemption and Registration Rights Agreement between Innkeepers USA Trust, Innkeepers USA Limited Partnership, the Summerfield Contributing Partnerships and the beneficial holders of Units issued to the Summerfield Group dated as of June 20, 1997 (previously filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 1997, and incorporated herein by reference).

10.18	Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.19	Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.20	Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.21	Form of Deed of Trust for the loan evidenced by the Promissory Note filed as Exhibit 10.21 (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.22	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.23	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.24	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.25	Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.26	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.27	Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.28	Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

Exhibit Number	Description of Exhibits
10.29	Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.30	Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.31	Master Lease Assignment Agreement, dated as of August 8, 2003, by and among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Innkeepers Hospitality, Inc., Innkeepers Hospitality Management, Inc., and various affiliates thereof (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein)).

10.32	Form of Hotel Management Agreement between KPA Leaseco, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.33	Form of Pooling and Cumulation Agreement by and among KPA Leaseco, Inc., KPA Leaseco II, Inc., KPA Leaseco III, Inc., KPA Leaseco IV, Inc., KPA Leaseco V, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.34	Omnibus Agreement for a 17-Hotel conversion, between Residence Inn by Marriott, Inc., TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.35	Lease Termination Agreement, dated as of February 27, 2004, among Summerfield KPA Lessee, L.P., Summerfield Hotel Leasing Company, L.P., Patriot American Hospitality Partnership, Innkeepers Summerfield General, L.P., Innkeepers Summerfield General II, L.P. and Innkeepers Sunrise Tinton Falls, L.P (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.36	Form of Summerfield Suites by Wyndham Franchise Agreement to be applicable to Summerfield Suites by Wyndham Hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA (previously filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.37	First Amendment to Summerfield Suites by Wyndham Franchise Agreements referenced in Exhibit 10.36 above (previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.38	Indemnification Agreement between Innkeepers USA Trust and Bruce Riggins, dated July 20, 2005. (previously filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.39	Indemnification Agreement between Innkeepers USA Trust and Mark Murphy, dated October 12, 2004. (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.40	Indemnification Agreement between Innkeepers USA Trust and Miles Berger, dated October 12, 2004. (previously filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.41	Indemnification Agreement between Innkeepers USA Trust and Thomas J. Crocker, dated October 12, 2004. (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.42	Indemnification Agreement between Innkeepers USA Trust and Jack P. DeBoer, dated October 12, 2004. (previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.43	Indemnification Agreement between Innkeepers USA Trust and Randall L. Churchey, dated October 12, 2004. (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.44	Indemnification Agreement between Innkeepers USA Trust and C. Gerald Goldsmith, dated October 12, 2004. (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.45	Indemnification Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated October 12, 2004. (previously filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.46	Indemnification Agreement between Innkeepers USA Trust and Rolf E. Ruhfus, dated October 12, 2004. (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.47	Indemnification Agreement between Innkeepers USA Trust and Joel F. Zemans, dated October 12, 2004. (previously filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.49	Sales Agreement, dated as of January 12, 2005, between Innkeepers USA Limited Partnership and Brinson Patrick Securities Corporation. (previously filed as Exhibit 1.1 to the Company’s current report of Form 8-K filed on January 19, 2005, and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant. *

23.1	Consent of PricewaterhouseCoopers LLP. *

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith