Form 10-Q
period 2006-03-31
INNKEEPERS USA TRUST/FL
filed 2006-05-10
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒.     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 2006, was 43,187,646.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Investment in hotels:
Land and improvements	$150,079	$150,375
Buildings and improvements	754,178	754,131
Furniture and equipment	107,005	106,944
Renovations in process	12,537	4,534
Hotels under development	4,749	4,413

	1,028,548	1,020,397
Accumulated depreciation	(239,297)	(230,139)

Net investment in hotels	789,251	790,258

Cash and cash equivalents	23,190	11,897
Restricted cash and cash equivalents	7,288	6,675
Accounts receivable, net	5,763	6,124
Prepaid and other	2,141	2,478
Deferred and other	19,142	19,546

Total assets	$846,775	$836,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$280,475	$269,426
Accounts payable and accrued expenses	17,688	15,956
Payable to manager	510	236
Franchise conversion fee obligations	10,593	10,714
Distributions payable	9,636	9,645

Total liabilities	318,902	305,977

Minority interest in Partnership	47,147	47,982

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 43,027,146 and 42,939,086 issued and outstanding, respectively	430	429
Additional paid-in capital	459,894	460,873
Unearned compensation	—	(1,939)
Distributions in excess of earnings	(124,598)	(121,344)

Total shareholders’ equity	480,726	483,019

Total liabilities and shareholders’ equity	$846,775	$836,978

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
Revenue:
Hotel operating
Rooms	$60,545	$53,031
Food and beverage	2,078	299
Telephone	361	392
Other	1,509	1,271
Corporate
Other	109	106

Total revenue	64,602	55,099

Expenses:
Hotel operating
Rooms	12,648	11,200
Food and beverage	1,584	236
Telephone	747	683
Other	730	595
General and administrative	6,400	5,690
Franchise and marketing fees	4,124	3,773
Amortization of deferred franchise conversion	292	363
Advertising and promotions	2,250	1,688
Utilities	3,449	2,961
Repairs and maintenance	2,761	2,424
Management fees	1,956	1,792
Amortization of deferred lease acquisition	131	131
Insurance	414	387
Corporate
Depreciation	9,217	8,502
Amortization of franchise fees	18	17
Ground rent	138	129
Interest	5,049	4,908
Amortization of loan origination fees	218	210
Property taxes and insurance	3,026	2,893
General and administrative	2,462	2,038
Amortization of unearned compensation	358	97
Other (income) charges	(495)	2,698

Total expenses	57,477	53,415

Income before minority interest	7,125	1,684
Minority interest, common	(55)	20
Minority interest, preferred	(1,045)	(1,068)

Income from continuing operations	6,025	636
Income (loss) from discontinued operations	—	(54)
Gain on sale of assets from discontinued operations	75	1,490

Net income	6,100	2,072
Preferred share dividends	(2,900)	(2,900)

Net income (loss) applicable to common shareholders	$3,200	$(828)

Earnings (loss) per share data:
Basic – continuing operations	$0.07	$(0.06)

Basic	$0.07	$(0.02)

Basic – weighted average shares	42,864,826	39,902,804

Diluted – continuing operations	$0.07	$(0.06)

Diluted	$0.07	$(0.02)

Diluted – weighted average shares	43,298,181	39,902,804

Per share dividends to common shareholders	$0.15	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,100	$2,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,217	8,502
Amortization of deferred costs	659	721
Amortization of unearned compensation	358	97
Minority interests	1,100	1,048
Gain on sale of hotels	(75)	(1,490)
Changes in operating assets and liabilities:
Accounts receivable, net	361	(2,501)
Prepaid and other	336	464
Deferred expenses and other	(246)	3,226
Accounts payable and accrued expenses	1,546	55
Payable to manager	273	220

Net cash provided by operating activities	19,629	12,414

Cash flows from investing activities:
Investment in hotels, net of insurance proceeds	(8,559)	(31,762)
Proceeds from sale of assets	425	20,789
Net (deposits) withdrawals into restricted cash	(613)	1,119
Payment of franchise fees	—	(45)
Repayment of advances	—	150

Net cash used in investing activities	(8,747)	(9,749)

Cash flows from financing activities:
Proceeds from debt issuance	12,500	46,000
Payments on debt	(1,451)	(95,657)
Payments on franchise conversion fee obligations	(120)	(686)
Distributions paid to unit holders	(1,168)	(1,135)
Distributions paid to shareholders	(9,341)	(5,178)
Proceeds from issuance of shares	—	59,585
Loan origination fees and costs paid	(9)	(23)

Net cash provided by financing activities	411	2,906

Net increase in cash and cash equivalents	11,293	5,571
Cash and cash equivalents at beginning of period	11,897	22,837

Cash and cash equivalents at end of period	$23,190	$28,408

Supplemental cash flow information:
Interest paid	$4,907	$4,818

Supplemental disclosure of non-cash information –

1.	Common unit holders in the Company’s operating partnership redeemed 83,060 and 407,656 common units for common shares in the three months ended March 31, 2006 and 2005, respectively.
2.	The Company capitalized interest of $50 and $42 for the three months ended March 31, 2006 and 2005, respectively.
3.	During 2005, an adjustment of $742 for future obligations under the Marriott Takeback Transaction was recorded in Deferred and other and Franchise conversion fee obligations. See Note 1 for a description of the Marriott Takeback Transaction.
4.	During 2005, the Company transferred $1,704 of costs associated with completed hotel acquisitions from deferred and other to investment in hotels.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements (dollar amounts in thousands)

1. Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at March 31, 2006, owned 70 hotels with an aggregate of 8,816 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the Hotels from the Partnership (the “TRSs,” and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 67 of the Hotels for Innkeepers and a third party manages one of the Hotels. Two of the Company’s hotels, comprising a total of 393 rooms, are closed for substantial renovation and re-branding, and upon re-opening, these hotels will be managed by the IH Manager.

The Company focuses primarily on upscale extended-stay hotels and mid-priced limited service hotels. Forty-nine of the hotels are in the upscale extended-stay market and operate under brands such as Residence Inn by Marriott, Homewood Suites by Hilton or Summerfield Suites. The upscale extended-stay hotels typically have the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their service and amenities include complimentary breakfast and evening hospitality hour, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities. Our mid-priced hotels operate under brands such as Hampton Inn and TownePlace Suites, which offer services and amenities such as complimentary breakfast, high-speed internet access, local calls, an in-room movie channel, and daily linen and room cleaning service.

All but one of the Company’s hotels were managed by the IH Manager under management agreements with the TRSs at March 31, 2006. The TRSs are responsible for paying all hotel operating expenses, including all personnel costs, franchise royalties and related fees, the Conversion Fee payable in connection with the Marriott Takeback Transaction (see “ — Management Conversion of Marriott-Managed Hotels” below), utility costs, and general repairs and maintenance. The TRSs are also responsible for all management fees payable to the IH Manager, including base and incentive fees. The Company remains responsible for ownership costs such as property taxes and insurance, ground rent, and capital expenditures. Hotel-level revenue is reflected in the Company’s financial statements as “Hotel operating revenue” and hotel-level expense is reflected as “Hotel operating expense.” The Company’s TRSs may pay corporate level income tax and may retain any after-tax income.

Management Conversion of Marriott-Managed Hotels. In 2003, the Company, the entities to which the Company leased substantially all of its hotels (the “IH Lessee”), and Marriott International, Inc. and various affiliates thereof (collectively, “Marriott”) completed a transaction under which the IH Lessee (1) converted the agreements under which 17 of the Company’s hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) became the manager of the hotels. The TRSs subsequently assumed the IH Lessee’s obligations under the agreements executed in connection with this transaction. Under those agreements, the TRSs will pay Marriott (1) a franchise fee of 6.5% of room revenues for the first ten years of each franchise agreement and a 5% royalty thereafter and (2) $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). We refer to this transaction as the “Marriott Takeback Transaction.”

Issuance of Common Shares

During the three months ended March 31, 2006, the Company granted two employees a total of 30,000 restricted shares. A common unit holder in the Company’s operating partnership redeemed 83,060 common units in exchange for 83,060 common shares during the three months ended March 31, 2006.

2. Basis of Presentation

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2005 (the “10-K”). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

3. Share Based Compensation

Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). Under this method, the Company applies the fair value recognition provisions of SFAS 123R to all employee awards granted, modified, or settled on or after January 1, 2006, which has resulted in compensation expense being recorded based on the fair value of the awards. Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations in accounting. Under APB 25, because the exercise price of the employee share options equaled the market price of the underlying share on the date of grant, no compensation expense was recognized.

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 4,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 2,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At March 31, 2006, 1,073,362 shares remained available for issuance in the form of restricted or performance shares under the employees’ plan and 1,043,315 restricted shares were vested. The Company issues new shares upon the exercise of common share options.

The following table summarizes the activity for the Company’s restricted shares under the 1994 plan for the quarter ended March 31, 2006.

Restricted shares	Number of Shares	Weighted average Grant-Date Fair Value
Shares outstanding as of December 31, 2005	200,063	$12.01
Shares granted	30,000	17.33
Shares vested	(46,687)	6.57
Shares cancelled	(25,000)	15.64

Shares outstanding as of March 31, 2006	158,376	$14.15

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options granted under the 1994 plan for the quarter ended March 31, 2006.

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,003,000	$11.99
Granted	12,500	$16.00
Exercised	—	—
Cancelled	—	—
Forfeited	—	—

Outstanding at March 31, 2006	1,015,500	$12.04

Exercisable at March 31, 2006	1,003,000	$11.99

Price range of shares under option	$9.75 to $ 16.00

The Company had 1,015,500 common share options outstanding as of March 31, 2006. Of those, 4,500 are incentive share options and 1,011,000 are non-qualified options. The options vest over varying periods not exceeding ten years. In the table, all but the 12,500 common share options granted in 2006 are fully vested and exercisable and have a weighted average remaining contractual term of three years. As of March 31, 2006, the aggregate intrinsic value of fully vested common share options was $4,978.

The Company’s 1994 non-employee trustee share incentive plan provided for the granting of up to 200,000 share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the 1994 trustees plan expire not more than ten years from the date of grant. The Company has granted to trustees an aggregate of 100,000 non-qualified options to acquire common shares, with exercise prices ranging from $6.93 to $16.69. As of March 31, 2006, 85,000 of these options, with a weighted average exercise price of $9.81, were vested, 15,000 options had been exercised and no options had been forfeited or terminated. The Company has also granted to its non-employee trustees an aggregate of 75,053 restricted shares at a weighted average grant date fair value per share of $10.99, which vest over varying periods not to exceed five years. At March 31, 2006, 71,677 of these restricted shares were vested.

The Company has granted performance awards that contain a market condition (defined as a vesting condition based in whole or in part upon the Company’s share price) and may result in the issuance of 237,500 common shares and 225,000 common share equivalents (the equivalents may settle in cash). The common shares and equivalents will only be issued if the Company’s compounded annual total shareholder return (share price appreciation plus dividends) exceeds a targeted threshold over a measuring period. The measuring period ends May 30, 2008 or upon the termination without cause, death or disability of the employee, or a change of control of the Company. Any common shares or equivalents issued at the end of the measuring period will vest 50% at issuance and 25% on the first two anniversaries of issuance, or earlier if the employee is terminated without cause, dies or is disabled, or if a change of control occurs. The fair value of the market condition awards is determined through the use of a financial model that considers the applicable risk free interest rate, expected dividend yield, the volatility factor of the expected market price of the Company’s common share and the term over which the performance conditions must be met to result in vesting of the awards. The resulting value is amortized to compensation expense over the service term of the award. Total amortization of compensation expense in relation to share based compensation under SFAS No. 123R was $358 as of March 31, 2006. Total compensation expense for non-vested awards not yet recognized is approximately $2,585 and will be recognized over the next four years. The fair value of each share option is estimated on the date of grant using the following assumptions: (1) common dividend yield of 4.1%, (2) expected volatility in the Company’s common share price of 25.5%, (3) a risk-free interest rate of 4.37% and (4) an expected option life of four years and expected performance awards life of five years.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented (in thousands except for per share data):

Three Months Ended March 31, 2005 Pro Forma
Net income (loss) applicable to common shareholders	$(828)
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of minority interest	—

Pro forma net income (loss) applicable to common shareholders	$(828)

Basic earnings per share – as reported	$(0.02)
Basic earnings per share – pro forma	$(0.02)
Diluted earnings per share – as reported	$(0.02)
Diluted earnings per share – as reported	$(0.02)

4. Recently Issued Accounting Pronouncements

In March 2005, FASB Interpretation (“FIN 47”) Accounting for Conditional Asset Retirement Obligations was issued to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has adopted FIN 47 and determined that it had no impact as March 31, 2006. The Company will continue to analyze the impact, if any, of FIN 47 on a regular basis.

5. Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts of recorded accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of accounts receivable. The allowance for doubtful accounts was $120 as of March 31, 2006 and $96 as of December 31, 2005.

6. Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2006 and 2005 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Income from continuing operations	$6,025	$636
Preferred share dividends	(2,900)	(2,900)

Net income (loss) applicable to common shareholders from continuing operations	3,125	(2,264)

Gain on sale of assets in discontinued operations	75	1,490
Discontinued operations	—	(54)

Net income (loss) applicable to common shareholders	$3,200	$(828)

Denominator:
Denominator for basic earnings per share – weighted average shares	42,864,826	39,902,804
Effect of dilutive securities:
Share options	349,596	—
Restricted shares	83,759	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares and assumed conversions	43,298,181	39,902,804

Earnings (loss) per share data:
Basic-continuing operations	$0.07	$(0.06)
Basic-discontinued operations	$0.00	$0.04

Basic	$0.07	$(0.02)

Diluted-continuing operations	$0.07	$(0.06)
Diluted-discontinued operations	$0.00	$0.04

Diluted	$0.07	$(0.02)

7. Dividends Declared and Paid

The Company declared common share dividends of $0.15 per share and $0.06 per share for the three months ended March 31, 2006 and 2005, respectively. The Company paid common share dividends of $6,454 and $2,566 for the three months ended March 31, 2006 and 2005, respectively.

8. Other Charges

Other charges for the three months ended March 31, 2006 and 2005 include the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Transaction costs	$250	$—
Other income	(745)	—
Extinguishment of debt	—	2,698

	$(495)	$2,698

Other income includes business interruption insurance proceeds for the Sheraton Four Points, Fort Walton Beach, FL, which had a substantial number of rooms out of service for an extended period following hurricanes in September 2004. Transaction costs include legal costs associated with the Company’s exploration of a possible sale of the Company. Extinguishment of debt includes prepaid interest, loan origination fees and other costs associated with the partial defeasance of outstanding debt of $16,500 encumbering three hotels that were sold during the first quarter of 2005.

9. Discontinued Operations

The Company classified three hotels as held for sale at December 31, 2004. The Company sold the three hotels in the first quarter of 2005, and recognized a net gain on the sale of those hotels of $1,490 as of March 31, 2005.

The results of operations from the three hotels classified as held for sale were recognized as discontinued operations for the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company sold one land site in Binghamton, NY and recognized a gain of $75 on the sale. The Company had no hotels classified as held for sale as of March 31, 2006.

The following table sets forth the components of income from discontinued operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Hotel operating revenue	$—	$923
Other revenue	—	28
Hotel operating expenses	—	(926)
Amortization of franchise fees	—	(2)
Property taxes and insurance	—	(77)
Gain on sale of assets	75	1,490

Income from discontinued operations	$75	$1,436

10. Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $5,421 (related primarily to accumulated net operating losses) at March 31, 2006 and the gross deferred tax asset associated with these future tax deductions was approximately $2,064. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005 are as follows (dollars in thousands):

	2006	2005
Deferred tax assets:
Net operating loss	$1,680	$1,468
Lease termination	384	432
Valuation allowance	(2,064)	(1,900)

Total	$0	$0

Net operating loss carry forwards for federal and state income tax purposes amounting to $3,883 and $530 expiring in 2024 and 2026, respectively.

11. Insurance Recovery

The Company received net insurance proceeds of $1,238 during the three months ended March 31, 2006 for the Ft. Walton Beach, FL hotel, which had a substantial number of rooms out of service for an extended period following hurricanes in September 2004. Of this amount, $745 relates to proceeds from business interruption claims and $493 relates to amounts reimbursed for previously incurred repairs and maintenance expense.

12. Subsequent Events

The Company declared a common share dividend of $0.15 per share for the second quarter of 2006 and declared a regular dividend of $0.50 per share Series C Cumulative preferred share.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

General

The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”). Capitalized terms used but not defined in this section have the meanings ascribed in the notes to the consolidated financial statements included in this Report on Form 10-Q. An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the Form 10-K. The Company’s 2005 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the Form 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

The following chart sets forth certain information with respect to the Hotels at March 31, 2006:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	42	5,044
Summerfield Suites	5	650
Homewood Suites by Hilton	1	146
Sunrise Suites (1)	1	96

	49	5,936

Upscale
Doubletree Guest Suites	1	105
Four Points by Sheraton	1	216
Courtyard by Marriott (2)	3	529
Westin (3)	1	224
Clarion (Bulfinch – Boston, MA)	1	80

	7	1,154

Mid-Priced
Hampton Inn	13	1,631
TownePlace Suites	1	95
	14	1,726

	70	8,816

(1)	This hotel is operated independently of any franchise.
(2)	Two of these hotels (with a total of 393 rooms) are closed for renovation and conversion to the Courtyard by Marriott brand.
(3)	This is a full-service upper-upscale hotel.

Hotel occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) results are presented in the following table.

	Three Months Ended March 31,		Percentage increase (decrease)
	2006	2005
Portfolio (1)
ADR	$109.59	$102.58	6.8%
Occupancy	73.09%	72.33%	1.1
RevPAR	$80.09	$74.20	7.9

By Price Segment
Upscale Extended Stay (2)
ADR	$109.35	$101.81	7.4%
Occupancy	76.21%	75.14%	1.4
RevPAR	$83.34	$76.50	8.9
Upscale (3)
ADR	$127.79	$119.35	7.1%
Occupancy	70.16%	68.96%	1.7
RevPAR	$89.66	$82.31	8.9
Mid Price (4)
ADR	$104.65	$100.70	3.9%
Occupancy	61.99%	62.54%	(0.9)
RevPAR	$64.87	$62.97	3.0

(1)	Includes 65 hotels, and excludes three hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired during 2005.
(2)	Includes 49 hotels.
(3)	Includes three hotels, and excludes two hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired in 2005.
(4)	Includes 13 hotels, and excludes the Hampton Inn hotel in Louisville, KY that was closed for renovation and conversion and re-opened in August, 2005.

Results of Operations

Of the Company’s 70 owned hotels at March 31, 2006, 65 hotels with a total of 7,396 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for the three months ended March 31, 2006 and 2005. The five hotels excluded, with 1,429 rooms, consist of three hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired during 2005.

Comparison of the Three Months Ended March 31, 2006 (“2006”) to the Three Months Ended March 31, 2005 (“2005”)

The Company had total revenue for 2006 of $64,602, consisting of $64,493 of hotel operating revenue and $109 of other revenue, compared to total revenue of $55,099 for 2005, consisting of $54,993 of hotel operating revenue and $106 of other revenue.

Room revenue increased $7,514, or 14.2%, to $60,545 in 2006 from $53,031 for 2005. Room revenue for the Comparable Hotels increased $4,248, or 8.0%, to $57,279 in 2006 from $53,031 in 2005. This increase was due to a 7.9% RevPAR increase which was driven mainly by a 6.8% increase in average daily rate (“ADR”). These increases are reflective of the industry strength which is driven by the surging economy, hotel room demand, and historically low supply generators. The remaining increase of $3,266 in 2006 was primarily due to the hotels acquired in 2005.

Food and beverage revenue increased $1,779 to $2,078 in 2006 from $299 in 2005. Food and beverage revenue for the Comparable Hotels increased $40 to $197 in 2006 from $157 in 2005. The remaining increase of $1,739 in 2006 was primarily due to the acquisition of the full service Westin Governor Morris hotel in Morristown, NJ in 2005.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition) for 2006 of $37,063 compared to hotel operating expenses in 2005 of $31,429. Hotel operating expenses for the Comparable Hotels increased $1,464, or 4.6%, to $33,445 in 2006 from $31,981 in 2005. This increase was due primarily due to increases in room costs of $425 of which $250 related to a workers compensation claim deductible, franchise fees of $286, and management fees of $120 which were due to the increase in revenue, and an increase in repair and maintenance expenses of $160. Hotel operating expenses as a percentage of revenue for the Comparable Hotels remained constant at 56.5% in 2006 and 2005. The remaining increase of $4,170 was primarily due to the Hotels acquired in 2005.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $914 in 2006 to $10,234 in the aggregate in 2006 from $9,320 in 2005. This increase is primarily due to a $771 increase in depreciation due to hotels acquired in 2005, and a $280 increase in unearned compensation due to the adoption of SFAS 123 (R) for the Company’s share based compensation effective January 1, 2006.

Interest expense increased $141 to $5,049 in 2006 from $4,908 for 2005. The weighted average interest rate on the Company’s line of credit increased to 6.3% in 2006 from 5.1% in 2005, and average borrowings outstanding on the line of credit increased $46,000 from $30,574 in 2005 to $76,574 in 2006.

Property taxes and insurance increased $133 in 2006 to $3,026 from $2,893 for 2005. This increase was primarily due to new insurance policies and taxes for hotels acquired in 2005 of $238 offset by successful property tax appeals.

Corporate general and administrative expenses increased $424 to $2,462 in 2006 from $2,038 in 2005. This increase was primarily due to an increase in salaries, benefits, and recruiting, as well as costs associated with complying with certain Sarbanes-Oxley rules.

Gain on sale of assets of $75 was due to a sale of excess land in Binghamton, NY.

Preferred share dividends remained constant at $2,900 in 2006 and 2005.

Net income applicable to common shareholders for 2006 was $3,200, or $0.07 per diluted share, compared with net loss applicable to common shareholders of $(828), or $(0.02) per diluted share, for 2005. This increase was due primarily to the factors discussed previously.

Liquidity and Capital Resources

The Company’s principal source of liquidity is derived from hotel operations. The Company expects that its cash from hotel operations during 2006 will be adequate to meet its liquidity and capital expenditure needs during the year, excluding acquisitions, development, and re-branding projects. The Company currently expects to fund its acquisitions, development, and re-branding projects primarily with the Company’s current cash on hand and by borrowing on its line of credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents at March 31, 2006 and 2005 were $23,190 and $28,408, respectively. Net cash provided by operating activities for the three months ended March 31, 2006 and 2005 was $19,629 and $12,414, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in accounts payable and a decrease in cash provided by the change in accounts receivable, supplemented by an increase in net income of $4.0 million due to improved hotel operations.

Net cash used in investing activities was $8,747 for the three months ended March 31, 2006. This was comprised primarily of investment in hotels and capital expenditures of $8,559, offset by proceeds from a sale of excess land of $425.

Net cash used in investing activities was $9,749 for the three months ended March 31, 2005. This was comprised primarily of proceeds from the sales of hotels of $20,789 offset by the acquisition of two hotels for $26,300 and capital expenditures of $6,200.

Net cash provided by financing activities was $411 for the three months ended March 31, 2006, consisting primarily of borrowings on the line of credit of $12,500, offset by the payments on the line of credit of $1,451 and distributions paid of $10,509.

Net cash provided by financing activities was $2,906 for the three months ended March 31, 2005, consisting primarily of the proceeds from issuance of common shares of $59,585 and borrowing on the line of credit of $46,000, reduced by proceeds from debt issuance of $95,657 and distributions paid of $6,313.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and common units since its inception. Distributions for the 2006 first quarter were $0.15 per common share or common unit. Quarterly preferred distributions of $0.275 and $0.289 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid). The first quarter 2006 distribution was $0.275 per class B Preferred Unit. Dividends of $0.50 were paid on each Series C Preferred Share for the first quarter of 2006. The first quarter distributions were paid on April 25, 2006 to shareholders of record on March 31, 2006. The timing and amount of any future distributions will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current distributions levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotels, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The Company’s Declaration of Trust limits aggregate indebtedness to 50% of the Company’s investment in hotels, at cost, after giving effect to the Company’s use of proceeds from any indebtedness. As of March 31, 2006 the Company’s debt to investment at cost was 27.3%. The interest rate on the Company’s $135.0 million unsecured line of credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. At March 31, 2006, the interest rate spread was 150 basis points. The interest rate was approximately 6.06% at March 31, 2006. The line of credit matures on July 23, 2007. The actual amount that can be borrowed under the line of credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At March 31, 2006, the Company (i) had $76.6 million of borrowings outstanding under the line of credit and (ii) had available approximately $46.9 million under the line of credit (assuming the proceeds were used for the acquisition of hotel properties). At March 31, 2006, the Company was in compliance with all financial covenants contained in all of its various loan agreements.

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

Capital Expenditures

The Company leases all of its hotels to TRS under separate percentage leases (“Percentage Leases”). The Percentage Leases with the TRSs generally require the Company to make available an amount equal to 4% or 5% of room revenues from the Hotels, per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels. Each of the Company’s term loans require that the Company make available for such purposes, at the Hotels collateralizing those loans, amounts up to 5% of gross revenues from such Hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

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

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, controls the IH Manager.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of property, which are subject to customary conditions and due diligence, and agreements for the construction and renovation of hotels.

In the three months ended March 31, 2006, there were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Form 10-K.

Seasonality of Hotel Business

The hotel industry is seasonal in nature. Historically, the Company’s hotels’ operations have generally reflected higher occupancy rates and ADR during the second and third quarters. To the extent that cash flow for a quarter is insufficient to fund all of the hotel operating expenses and distributions for such quarter due to seasonal and other factors, the Company may fund quarterly hotel operating expenses and distributions with available cash and borrowings under the line of credit.

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

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three months ended Mach 31, 2006 and 2005 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2006	2005
Net income (loss) applicable to common shareholders	$3,200	$(828)
Depreciation	9,217	8,502
Minority interest, common	55	(20)
Loss (gain) on sale of hotels included in discontinued operations	(75)	(1,490)

Basic FFO	$12,397	$6,164

Minority interest, preferred	1,045	—

Diluted FFO	$13,442	$6,164

Denominator for basic earnings per share	42,864,826	39,902,804
Effect of dilutive securities:
Stock options	349,596	108,478
Restricted shares	83,759	45,345
Weighted average:
Common Units	666,891	976,640
Preferred Units (1)	3,801,409	—

Denominator for diluted FFO per share	47,766,481	41,033,267

Diluted FFO per share	$0.28	$0.15

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

Cautionary statements set forth in reports filed by the company from time to time with the SEC discuss important factors impacting, or that could impact, the company and its results or forecasted results. These factors include, without limitation, (i) the operational risks of the hotel business (including decreasing hotel revenues and increasing hotel expenses), (ii) risks that war, terrorism or similar activities, widespread health alerts, disruption in oil imports or higher oil prices or changes in domestic or international political environments negatively affect the travel industry and the company, (iii) risk of declines in the performance and prospects of businesses and industries (e.g., technology, automotive, aerospace, pharmaceuticals) that are important hotel demand generators in the company’s key markets (e.g. the Silicon Valley, CA, Washington, DC, etc.), (iv) risk that poor, declining and/or uncertain international, national, regional and/or local economic conditions will, among other things, negatively affect demand for the company’s hotel rooms and the availability and terms of financing, (v) risk that the company’s ability to maintain its properties in competitive condition becomes prohibitively expensive, (vi) risk that pricing in the hotel acquisition market becomes prohibitively expensive or non-financeable and that potential acquisitions or developments do not perform in accordance with expectations, (vii) risk that the Company may invest in hotels of a size or nature (e.g., upscale full service or resort) different than those it has focused on historically (e.g., upscale extended-stay, and mid-scale limited service); (viii) risks related to an increasing focus on development, including permitting risks, increasing the proportion of Company assets not producing revenue at a given time and risks that projects cost more, take longer to complete or do not perform as anticipated; (ix) changes in travel patterns or the prevailing means of commerce (i.e., e-commerce) may reduce demand for hotels in general or the Company’s hotels in particular, (x) the complex tax rules that the company must satisfy to qualify as a REIT and the potentially severe consequences of failing to satisfy such requirements, and (xi) governmental regulation that may increase the company’s cost of doing business or otherwise negatively effect its business or its attractiveness as an investment and create risk of liability for non-compliance (e.g., changes in laws affecting taxes or dividends, compliance with the Americans with Disabilities Act, workers compensation law changes, the Sarbanes-Oxley law, etc.).

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

For debt obligations outstanding at March 31, 2006, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2006	2007	2008	2009	2010	There- after	Total	Fair Value
Debt:
Fixed Rate (1)	$4,311	$26,875	$5,267	$74,642	$37,329	$45,477	$193,901	$188,787
Weighted Average Interest Rate	8.08%	8.15%	8.05%	7.60%	8.02%	7.75%	7.82	—
Variable Rate (2)	—	$76,574	—	—	—	$10,000	$86,574	$86,574
Weighted Average Interest Rate	—	6.25%	—	—	—	3.02%	5.88%	—

(1)	For purposes of disclosure, the Company calculates the fair value of its debt. The Company discounts the difference between the future contractual interest payments on its debt and the future interest payments it would make on its debt calculated using a current market interest rate. In determining the current market interest rate, the Company adds its estimate of a market spread to the quoted yields on federal government treasury securities with maturities similar to its debt.
(2)	An increase of one percent in the interest rate on the Company’s variable rate debt would have increased interest expense approximately $217 for the three months ended March 31, 2006.

The table incorporates only those exposures that existed as of March 31, 2006 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of March 31, 2006.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2006, the Company issued 83,060 common shares in redemption of 83,060 common units of Innkeepers USA Limited Partnership, in reliance on Section 4(2) of the Securities Act of 1933, as amended, the common shares are covered by an effective of shelf registration statement.

Item 6 - Exhibits

Exhibit	Description
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8- A filed with the Commission on December 17, 2003). *

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference). *

10.2	Indemnification Agreement between Innkeepers USA Trust and Dennis M. Craven, dated as of March 31, 2006.

10.3	Innkeepers USA Trust 1994 Share Incentive Plan (Amended and Restated).

10.4	2006 Innkeepers USA Trust Non-Employee Trustees’ Share Incentive Plan.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

/s/ Dennis M. Craven
May 9, 2006	Dennis M. Craven
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8- A filed with the Commission on December 17, 2003). *

3.2	Bylaws of the Registrant (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference). *

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference). *

10.2	Indemnification Agreement between Innkeepers USA Trust and Dennis M. Craven, dated as of March 31, 2006.

10.5	Innkeepers USA Trust 1994 Share Incentive Plan (Amended and Restated).

10.6	2006 Innkeepers USA Trust Non-Employee Trustees’ Share Incentive Plan.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference