Form 10-Q
period 2006-06-30
INNKEEPERS USA TRUST/FL
filed 2006-08-09
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of common shares of beneficial interest, $.01 par value, outstanding on August 1, 2006, was 45,182,011.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust

Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
Investment in hotels:
Land and improvements	$150,134	$150,375
Buildings and improvements	756,090	754,131
Furniture and equipment	110,550	106,944
Renovations in process	17,147	4,534
Hotels under development	5,628	4,413

	1,039,549	1,020,397
Accumulated depreciation	(248,656)	(230,139)

Net investment in hotels	790,893	790,258
Cash and cash equivalents	13,704	11,897
Restricted cash and cash equivalents	7,898	6,675
Accounts receivable, net	5,546	6,124
Prepaid and other	4,415	2,478
Deferred and other	19,769	19,546

Total assets	$842,225	$836,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$269,071	$269,426
Accounts payable and accrued expenses	21,414	15,956
Payable to manager	157	236
Franchise conversion fee obligations	10,450	10,714
Distributions payable	9,416	9,645

Total liabilities	310,508	305,977

Minority interest in Partnership	5,689	47,982

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 45,182,011 and 42,874,412 issued and outstanding, respectively	452	429
Additional paid-in capital	503,478	460,873
Unearned compensation	—	(1,939)
Distributions in excess of earnings	(122,902)	(121,344)

Total shareholders’ equity	526,028	483,019

Total liabilities and shareholders’ equity	$842,225	$836,978

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Hotel operating
Rooms	$68,361	$60,342	$128,907	$113,373
Food and beverage	2,596	1,617	4,674	1,916
Telephone	359	467	720	859
Other	1,714	1,496	3,222	2,767
Corporate
Other	160	148	269	254

Total revenue	73,190	64,070	137,792	119,169

Expenses:
Hotel operating
Rooms	13,455	12,578	26,103	23,778
Food and beverage	1,925	1,103	3,508	1,339
Telephone	792	722	1,539	1,405
Other	738	653	1,468	1,248
General and administrative	7,025	6,002	13,426	11,692
Franchise and marketing fees	4,638	4,177	8,762	7,950
Amortization of deferred franchise conversion	292	293	584	656
Advertising and promotions	2,401	2,025	4,651	3,713
Utilities	2,924	2,610	6,374	5,571
Repairs and maintenance	3,348	3,440	6,118	5,864
Management fees	2,189	1,770	4,144	3,562
Amortization of deferred lease acquisition	131	131	261	262
Insurance	424	393	838	780
Corporate
Depreciation	9,360	8,767	18,577	17,269
Amortization of franchise fees	29	18	47	35
Ground rent	139	130	278	259
Interest	5,168	4,241	10,217	9,149
Amortization of loan origination fees	213	225	431	435
Property taxes and insurance	3,159	3,112	6,185	6,005
General and administrative	2,068	1,853	4,530	3,891
Amortization of unearned compensation	744	158	1,102	255
Other charges (income)	58	355	(446)	3,053

Total expenses	61,220	54,756	118,697	108,171

Income before minority interest	11,970	9,314	19,095	10,998
Minority interest, common	(95)	(97)	(150)	(77)
Minority interest, preferred	(502)	(1,068)	(1,547)	(2,136)

Income from continuing operations	11,373	8,149	17,398	8,785
Loss from discontinued operations	—	(73)	—	(127)
Gain on sale of assets from discontinued operations	—	—	75	1,490

Net income	11,373	8,076	17,473	10,148
Preferred share dividends	(2,900)	(2,900)	(5,800)	(5,800)

Net income applicable to common shareholders	$8,473	$5,176	$11,673	$4,348

Earnings per share data:
Basic – continuing operations	$0.19	$0.12	$0.27	$0.07

Basic	$0.19	$0.12	$0.27	$0.11

Basic – weighted average shares	43,741,548	42,688,201	43,339,559	41,258,447

Diluted – continuing operations	$0.19	$0.12	$0.27	$0.07

Diluted	$0.19	$0.12	$0.27	$0.10

Diluted – weighted average shares	44,686,995	42,867,121	44,314,582	41,429,414

Per share dividends to common shareholders	$0.15	$0.10	$0.30	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$17,473	$10,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,055	17,739
Amortization of deferred costs	846	918
Amortization of unearned compensation	1,102	255
Minority interests	1,697	2,213
Gain on sale of hotels	(75)	(1,490)
Changes in operating assets and liabilities:
Accounts receivable, net	578	(2,850)
Prepaid and other	(1,938)	394
Deferred expenses and other	(1,462)	124
Accounts payable and accrued expenses	5,102	4,611
Payable to manager	(79)	186

Net cash provided by operating activities	42,299	32,248

Cash flows from investing activities:
Investment in hotels, net of insurance proceeds	(19,560)	(73,792)
Proceeds from sale of assets	425	20,860
Net (deposits) withdrawals into restricted cash	(1,223)	2,175
Payment of franchise fees	—	(50)
Repayment of advances	—	322

Net cash used in investing activities	(20,358)	(50,485)

Cash flows from financing activities:
Proceeds from debt issuance	21,500	71,000
Payments on debt	(21,855)	(94,257)
Payments on franchise conversion fee obligations	(264)	(560)
Distributions paid to unit holders	(2,314)	(2,246)
Distributions paid to shareholders	(18,695)	(10,644)
Proceeds from issuance of shares for options exercised	1,579	59,585
Loan origination fees and costs paid	(85)	(311)

Net cash (used) provided by financing activities	(20,134)	22,567

Net increase in cash and cash equivalents	1,807	4,330
Cash and cash equivalents at beginning of period	11,897	22,837

Cash and cash equivalents at end of period	$13,704	$27,167

Supplemental cash flow information:
Interest paid	$10,063	$9,149

Supplemental disclosure of non-cash information –

1.	Common unit holders in the Company’s operating partnership redeemed 2,058,925 and 407,656 common units for common shares in the six months ended June 30, 2006 and 2005, respectively.

2.	The Company capitalized interest of $129 and $373 for the six months ended June 30, 2006 and 2005, respectively.

3.	During 2005, an adjustment of $742 for future obligations under the Marriott Takeback Transaction was recorded in Deferred and other and Franchise conversion fee obligations. See Note 1 for a description of the Marriott Takeback Transaction.

4.	During 2005, the Company transferred $1,704 of costs associated with completed hotel acquisitions from deferred and other to investment in hotels.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements (dollar amounts in thousands)

1. Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at June 30, 2006, owned 70 hotels with an aggregate of 8,818 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the Hotels from the Partnership (the “TRSs,” and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 67 of the Hotels for Innkeepers and a third party manages one of the Hotels at June 30, 2006. Two of the Company’s hotels, comprising a total of 393 rooms, are closed for substantial renovation and re-branding, and upon re-opening, these hotels will be managed by the IH Manager.

The company’s primary focus is acquiring or developing premium-branded upscale extended-stay, mid-priced limited service hotels, and select-service hotels, the core of the company’s portfolio; selected full-service hotels; and turn-around opportunities for hotels that operate under or can be converted to the industry’s leading brands. Forty-nine of the hotels are in the upscale extended-stay market and operate under brands such as Residence Inn by Marriott, Homewood Suites by Hilton or Summerfield Suites. The upscale extended-stay hotels typically have the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their service and amenities include complimentary breakfast and evening hospitality hour, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities. Our mid-priced hotels operate under brands such as Hampton Inn and TownePlace Suites, which offer services and amenities such as complimentary breakfast, high-speed internet access, local calls, an in-room movie channel, and daily linen and room cleaning service.

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

Issuance of Common Shares

During the six months ended June 30, 2006, the Company granted 198,000 shares to employees, 160,500 of which were due to the exercise of employee options, and 35,000 were cancelled. The Company also granted to its non-employee trustees 21,000 restricted shares during the six months ended June 30, 2006. Common unit holders in the Company’s operating partnership redeemed 2,058,925 common units and received in redemption 2,058,925 common shares during the six months ended June 30, 2006.

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

3. Share Based Compensation

Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). Under this method, the Company applies the fair value recognition provisions of SFAS 123R to all employee awards granted, modified, or settled on or after January 1, 2006, which has resulted in compensation expense being recorded based on the fair value of the awards. Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations. Under APB 25, because the exercise price of the employee share options equaled the market price of the underlying share on the date of grant, no compensation expense was recognized.

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 4,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 2,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At June 30, 2006, 939,035 shares remained available for issuance in the form of restricted or performance shares under the employees’ plan and 1,066,628 restricted shares were vested. The Company issues new shares upon the exercise of common share options.

The following table summarizes the changes in the Company’s non-vested restricted shares under the 1994 Plan for the six months ended June 30, 2006.

Restricted shares	Number of Shares	Weighted average Grant-Date Fair Value
Shares outstanding as of December 31, 2005	200,063	$12.01
Shares granted	37,500	17.25
Shares vested	(71,687)	6.57
Shares cancelled	(35,000)	15.64

Shares outstanding as of June 30, 2006	130,876	$14.10

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options granted under the 1994 Plan for the six months ended June 30, 2006.

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,003,000	$11.99
Granted	12,500	16.00
Exercised	(160,500)	9.85
Cancelled	—	—
Forfeited	—	—

Outstanding at June 30, 2006	855,000	$12.45

Exercisable at June 30, 2006	842,500	$11.99

Price range of shares under option	$10.25 to $ 16.00

Of the 855,000 common share options outstanding as of June 30, 2006, 12,500 are incentive share options and 842,500 are non-qualified options. The options vest over varying periods not exceeding ten years. All but the 12,500 common share options granted in 2006 are fully vested and exercisable, and have a weighted average remaining contractual term of three years. As of June 30, 2006, the aggregate intrinsic value of fully vested common share options was $4,115.

The Company’s non-employee trustee share incentive plan provided for the granting of up to 200,000 share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the 1994 trustees plan expire not more than ten years from the date of grant. The Company has granted to trustees an aggregate of 101,000 non-qualified options to acquire common shares, with exercise prices ranging from $6.93 to $16.69. As of June 30, 2006, 101,000 of these options, with a weighted average exercise price of $10.46, were vested, 15,000 options had been exercised and no options had been forfeited or terminated. The Company has also granted to its non-employee trustees an aggregate of 96,053 restricted shares at a weighted average grant date fair value per share of $12.23, which vest over varying periods not to exceed five years. At June 30, 2006, 92,677 of these restricted shares were vested.

The Company has granted performance awards that contain a market condition (defined as a vesting condition based in whole or in part upon the Company’s share price) and may result in the issuance of 237,500 common shares and 225,000 common share equivalents (the equivalents may settle in cash). The common shares and equivalents will only be issued if the Company’s compounded annual total shareholder return (share price appreciation plus dividends) exceeds a targeted threshold over a measuring period. The measuring period ends May 30, 2008 or upon the termination without cause, death or disability of the employee, or a change of control of the Company. Any common shares or equivalents issued at the end of the measuring period will vest 50% at issuance and 25% on the first two anniversaries of issuance, or earlier if the employee is terminated without cause, dies or is disabled, or if a change of control occurs. The fair value of the market condition awards is determined through the use of a financial model that considers the applicable risk free interest rate, expected dividend yield, the volatility factor of the expected market price of the Company’s common share and the term over which the performance conditions must be met to result in vesting of the awards. The resulting value is amortized to compensation expense over the term of the award. Total amortization of compensation expense in relation to share based compensation under SFAS No. 123R was $545 as of June 30, 2006. Total compensation expense for non-vested awards not yet recognized is approximately $2,040 and will be recognized over the next four years. The fair value of each share option was estimated on the date of grant using the following assumptions: (1) common dividend yield of 3.7%, (2) expected volatility in the Company’s common share price of 27.3%, (3) a risk-free interest rate of 5.13% and (4) an expected option life of four years and expected performance awards life of five years.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented (in thousands except for per share data):

	Three Months Ended June 30, 2005 Pro Forma	Six Months Ended June 30, 2005 Pro Forma
Net income applicable to common shareholders	$5,176	$4,348
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of minority interest	(68)	(68)

Pro forma net income applicable to common shareholders	$5,108	$4,280

Basic earnings per share – as reported	$0.12	$0.11

Basic earnings per share – pro forma	$0.12	$0.11

Diluted earnings per share – as reported	$0.12	$0.10

Diluted earnings per share – as reported	$0.12	$0.10

4. Recently Issued Accounting Pronouncements

In July 2006, The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 ( FIN No. 48 ), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 ( SFAS No. 109 ), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company evaluated FIN 48 and it had no impact as of June 30, 2006.

5. Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts of recorded accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of accounts receivable. The allowance for doubtful accounts was $110 as of June 30, 2006 and $96 as of December 31, 2005.

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$11,373	$8,149	$17,398	$8,785
Preferred share dividends	(2,900)	(2,900)	(5,800)	(5,800)

Income applicable to common shareholders from continuing operations	8,473	5,249	11,598	2,985

Gain on sale of assets in discontinued operations	—	—	75	—
Discontinued operations	—	(73)	—	1,363

Net income applicable to common shareholders	$8,473	$5,176	$11,673	$4,348

Common minority interest	95	—	150	—

Net income before common minority interest	$8,568	$5,176	$11,823	$4,348

Denominator:
Denominator for basic earnings per share – weighted average shares	43,741,548	42,688,201	43,339,559	41,258,447
Effect of dilutive securities:
Common units	666,891	—	666,891	—
Share options	236,934	141,003	261,243	134,084
Restricted shares	41,622	37,917	46,889	36,883

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	44,686,995	42,867,121	44,314,582	41,429,414

Earnings per share data:
Basic-continuing operations	$0.19	$0.12	$0.27	$0.07
Basic-discontinued operations	$0.00	$0.00	$0.00	$0.03

Basic	$0.19	$0.12	$0.27	$0.11

Diluted-continuing operations	$0.19	$0.12	$0.27	$0.07
Diluted-discontinued operations	$0.00	$0.00	$0.00	$0.03

Diluted	$0.19	$0.12	$0.27	$0.10

The conversion of the Preferred Shares, and Preferred Units for the three and six month ended June 30, 2006 and 2005, respectively, are anti-dilutive (i.e. assuming conversion into common shares would increase earnings per share).

7. Dividends Declared and Paid

The Company declared common share dividends of $0.15 per share and $0.10 per share for the three months ended June 30, 2006 and 2005, respectively, and $0.30 per share and $0.16 per share for the six months ended June 30, 2006 and 2005, respectively. The Company paid common share dividends of $6,454 and $2,566 in the three months ended June 30, 2006 and 2005, respectively and $12,895 and $4,844 in the six months ended June 30, 2006 and 2005, respectively.

8. Other Charges

Other charges for the three and six months ended June 30, 2006 and 2005 include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Transaction costs	$58	$—	$299	$—
Personnel cost	—	355	—	355
Other income	—	—	(745)	—
Extinguishment of debt	—	—	—	2,698

	$58	$355	$(446)	$3,053

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

9. Discontinued Operations

The Company classified three hotels as held for sale at December 31, 2004. The Company sold the three hotels in the first quarter of 2005, and recognized a net gain on the sale of those hotels of $1,490.

The results of operations from the three hotels classified as held for sale were recognized as discontinued operations for the three and six months ended June 30, 2005. During the first quarter of 2006, the Company sold one land site in Binghamton, NY and recognized a gain of $75 on the sale. The Company had no hotels classified as held for sale as of June 30, 2006.

The following table sets forth the components of income (loss) from discontinued operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Hotel operating revenue	$—	$—	$—	$918
Other revenue	—	—	—	28
Hotel operating expenses	—	(73)	—	(996)
Amortization of franchise fees	—	—	—	(2)
Property taxes and insurance	—	—	—	(75)
Gain on sale of assets	—	—	75	1,490

Income (loss) from discontinued operations	$—	$(73)	$75	$1,363

10. Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $3,609 (related primarily to accumulated net operating losses) at June 30, 2006 and the gross deferred tax asset associated with these future tax deductions was approximately $1,379. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

	2006	2005
Deferred tax assets:
Net operating loss	$926	$1,468
Lease termination	453	432
Valuation allowance	(1,379)	(1,900)

Total	$0	$0

Net operating loss carry forwards for federal and state income tax purposes amounting to $2,344 expire in 2024.

11. Insurance Recovery

The Company received net insurance proceeds of $1,238 during the first quarter of 2006 for the Ft. Walton Beach, FL hotel, which had a substantial number of rooms out of service following hurricanes in September 2004. Of this amount, $745 relates to proceeds from business interruption claims and $493 relates to amounts reimbursed for previously incurred repairs and maintenance expense.

12. Subsequent Events

In July 2006, the Company entered into an agreement to acquire from Bethesda, Md.-based RLJ Urban Lodging Fund, L.P., an affiliate of RLJ Development, LLC, four hotel properties with 931 rooms in Southern California for a total cost of $215 million.

In August 2006, the Company entered into an agreement to acquire from Starwood Hotels & Resorts Worldwide, Inc. (NYSE: HOT) a 155-room Sheraton Rockville in Maryland for $23.3 million.

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

The following chart sets forth certain information with respect to the Hotels at June 30, 2006:

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	42	5,045
Summerfield Suites	5	650
Homewood Suites by Hilton	1	146
Sunrise Suites (1)	1	96

	49	5,937

Upscale
Doubletree Guest Suites	1	105
Four Points by Sheraton	1	216
Courtyard by Marriott (2)	3	529
Westin (3)	1	224
Bulfinch – Boston, MA	1	80

	7	1,154

Mid-Priced
Hampton Inn	13	1,632
TownePlace Suites	1	95

	14	1,727

	70	8,818

(1)	This hotel is operated independently of any franchise.
(2)	Two of these hotels (with a total of 393 rooms) are closed for renovation and conversion to the Courtyard by Marriott brand.
(3)	This is a full-service upper-upscale hotel.

Hotel occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) results are presented in the following table.

	Three Months Ended June 30,		Percentage increase (decrease)	Six Months Ended June 30,		Percentage increase (decrease)
	2006	2005		2006	2005
Portfolio (1)
ADR	$112.30	$104.14	7.8%	$111.00	$103.40	7.4%
Occupancy	78.55%	78.70%	(0.2)	75.83%	75.53%	0.4
RevPAR	$88.22	$81.97	7.6	$84.17	$78.10	7.8

By Price Segment
Upscale Extended Stay (2)
ADR	$112.01	$103.55	8.2%	$110.73	$102.72	7.8%
Occupancy	80.84%	81.39%	(0.7)	78.53%	78.28%	0.3
RevPAR	$90.55	$84.29	7.4	$86.96	$80.41	8.2
Upscale (3)
ADR	$149.07	$140.40	6.2%	$139.20	$129.94	7.1%
Occupancy	80.13%	69.00%	16.13	75.17%	68.98%	9.0
RevPAR	$119.45	$96.87	23.31	$104.64	$89.63	16.8
Mid Price (4)
ADR	$101.09	$96.40	4.9%	$102.76	$98.39	4.4%
Occupancy	69.34%	71.28%	(2.7)	65.66%	66.92%	(1.9)
RevPAR	$70.10	$68.71	2.0	$67.48	$65.84	2.5

(1)	Includes 65 hotels, and excludes three hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired during 2005.
(2)	Includes 49 hotels.
(3)	Includes three hotels, and excludes two hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired in 2005.
(4)	Includes 13 hotels, and excludes the Hampton Inn hotel in Louisville, KY that was closed for renovation and conversion and re-opened in August, 2005.

Results of Operations

Of the Company’s 70 owned hotels at June 30, 2006, 65 hotels with a total of 7,948 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for the three and six months ended June 30, 2006 and 2005. The five hotels excluded, with 870 rooms, consist of three hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired during 2005.

Comparison of the Three Months Ended June 30, 2006 (“2006”) to the Three Months Ended June 30, 2005 (“2005”)

The Company had total revenue for 2006 of $73,190, consisting of $73,030 of hotel operating revenue and $160 of other revenue, compared to total revenue of $64,070 for 2005, consisting of $63,922 of hotel operating revenue and $148 of other revenue.

Room revenue increased $8,019, or 13.3%, to $68,361 in 2006 from $60,342 for 2005. Room revenue for the Comparable Hotels increased $4,521, or 7.6%, to $63,804 in 2006 from $59,283 in 2005. This increase was due to a 7.6% RevPAR increase which was driven mainly by a 7.8% increase in average daily rate (“ADR”). These increases are reflective of the industry strength which is driven by the surging economy, hotel room demand, and historically low hotel supply growth. The remaining increase of $3,498 in 2006 was primarily due to the hotels acquired in 2005.

Food and beverage revenue increased $979 to $2,596 in 2006 from $1,617 in 2005. Food and beverage revenue for the Comparable Hotels remained relatively constant at $424 and $423 in 2006 and 2005, respectively. The increase of $978 in 2006 was primarily due to the acquisition of the full service Westin Governor Morris hotel in Morristown, NJ in 2005.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition) for 2006 of $39,859 compared to hotel operating expenses in 2005 of $35,473. Hotel operating expenses for the Comparable Hotels increased $1,085, or 3.2%, to $34,473 in 2006 from $33,388 in 2005. This increase was due primarily due to increases in room costs of $306, franchise fees of $313, and management fees of $135 which were due to the increase in revenue; utilities of $179, and general and administrative costs increased $795 primarily due to an increase in payroll related costs and legal costs. Offset by a decrease in repair and maintenance expenses of $702. Hotel operating expenses as a percentage of revenue for the Comparable Hotels decreased to 52.1% in 2006 from 54.1% in 2005. The remaining increase of $3,301 was due to the Hotels acquired in 2005.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $1,177 in 2006 to $10,769 in the aggregate in 2006 from $9,592 in 2005. This increase is primarily due to a $593 increase in depreciation due to hotels acquired in 2005, a $586 increase in unearned compensation due to the adoption of SFAS 123 (R) for the Company’s share based compensation effective January 1, 2006 of $265 and $321 attributable to the grant of 3,000 shares to each of the seven external directors.

Interest expense increased $927 to $5,168 in 2006 from $4,241 for 2005. The weighted average interest rate on the Company’s line of credit increased to 6.7% in 2006 from 4.9% in 2005, and average borrowings outstanding on the line of credit increased $27,667 from $48,907 in 2005 to $76,574 in 2006.

Property taxes and insurance increased $47 in 2006 to $3,159 from $3,112 for 2005. This increase was primarily due to new insurance policies and taxes for hotels acquired in 2005, offset by successful property tax appeals of $197.

Corporate general and administrative expenses increased $215 to $2,068 in 2006 from $1,853 in 2005. This increase was primarily due to an increase in salaries, benefits, recruiting, and legal fees, as well as costs associated with complying with certain Sarbanes-Oxley rules.

Other charges decreased $297 from $355 in 2005 to $58 in 2006. Other charges in 2005 consisted of personnel cost related to the retirement of the Company’s former Chief Financial Office in the second quarter of 2005.

The Company had no discontinued operations in 2006 compared with the loss of discontinued operations of $73 in 2005.

Preferred share dividends remained constant at $2,900 in 2006 and 2005.

Net income applicable to common shareholders for 2006 was $8,473, or $0.19 per diluted share, compared with net income applicable to common shareholders of $5,176, or $0.12 per diluted share, for 2005. This increase was due to the factors discussed previously.

Comparison of the Six Months Ended June 30, 2006 (“2006”) to the Six Months Ended June 30, 2005 (“2005”)

The Company had total revenue for 2006 of $137,792, consisting of $137,523 of hotel operating revenue and $269 of other revenue, compared to total revenue of $119,169 for 2005, consisting of $118,915 of hotel operating revenue and $254 of other revenue.

Room revenue increased $15,534, or 13.7%, to $128,907 in 2006 from $113,373 for 2005. Room revenue for the Comparable Hotels increased $8,768, or 7.8%, to $121,082 in 2006 from $112,314 in 2005. This increase was due to a 7.8% RevPAR increase which was driven mainly by a 7.4% increase in average daily rate (“ADR”). These increases are reflective of the industry strength which is driven by the surging economy, hotel room demand, and historically low supply growth. The remaining increase of $6,766 in 2006 was primarily due to the hotels acquired in 2005.

Food and beverage revenue increased $2,758 to $4,674 in 2006 from $1,916 in 2005. Food and beverage revenue for the Comparable Hotels remained relatively constant at $716 and $722 for 2006 and 2005, respectively. The remaining increase of $2,764 in 2006 was primarily due to the acquisition of the full service Westin Governor Morris hotel in Morristown, NJ in 2005.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition) for 2006 of $76,931 compared to hotel operating expenses in 2005 of $66,902. Hotel operating expenses for the Comparable Hotels increased $3,807, or 5.9%, to $67,875 in 2006 from $64,068 in 2005. This increase was due primarily due to increases in room costs of $1,037, franchise fees of $1,042, and management fees of $284 which were due to the increase in revenue; utilities of $444, and general and administrative costs increased $862 primarily due to an increase in payroll related costs and legal costs. Hotel operating expenses as a percentage of revenue for the Comparable Hotels remained relatively constant at 54.1% in 2006 and 54.8% in 2005. The remaining increase of $6,222 was due to the Hotels acquired in 2005.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $2,090 in 2006 to $21,002 in the aggregate in 2006 from $18,912 in 2005. This increase is primarily due to a $1,308 increase in depreciation due to hotels acquired in 2005, and $847 increase in unearned compensation due to the adoption of SFAS 123 (R) for the Company’s share based compensation effective January 1, 2006 of $545 and $302 attributable to the grant of 3,000 shares to each of the seven external directors.

Interest expense increased $1,068 to $10,217 in 2006 from $9,149 for 2005. The weighted average interest rate on the Company’s line of credit increased to 6.7% in 2006 from 4.9% in 2005, and average borrowings outstanding on the line of credit increased $26,166 from $48,074 in 2005 to $74,240 in 2006.

Property taxes and insurance increased $180 in 2006 to $6,185 from $6,005 for 2005. This increase was primarily due to new insurance policies and taxes for hotels acquired in 2005 offset by successful property tax appeals of $258.

Corporate general and administrative expenses increased $639 to $4,530 in 2006 from $3,891 in 2005. This increase was primarily due to an increase in salaries, benefits, recruiting, and legal costs, as well as costs associated with complying with certain Sarbanes-Oxley rules.

Other charges in 2006 of $(446) comprised of other income from insurance proceeds for one hotel which had a substantial number of rooms out of service for an extended period following hurricanes in September 2004. Other charges in 2005 of $3,053 comprised of extinguishment of debt costs and personnel cost related to the retirement of the Company’s former Chief Financial Office in the second quarter of 2005.

The Company had no discontinued operations in 2006 compared with the loss of discontinued operations of $127 in 2005.

Gain on sale of assets of $75 was due to a sale of excess land in Binghamton, NY. In 2005, gain on sale of assets of $1,490 was attributable to the sale of three hotels during the first quarter of 2005.

Preferred share dividends remained constant at $5,800 in 2006 and 2005.

Net income applicable to common shareholders for 2006 was $11,673, or $0.27 per diluted share, compared with net income applicable to common shareholders of $4,348, or $0.10 per diluted share, for 2005. This increase was due to the factors discussed previously.

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

Cash Flow Analysis

Cash and cash equivalents at June 30, 2006 and 2005 were $13,704 and $27,167, respectively. Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $42,299 and $32,248, respectively. The increase in net cash provided by operating activities was primarily the result of an increase in net income of $7.3 million due to improved hotel operations, an increase in depreciation of $1.3 million, and an increase in amortization of unearned compensation of $0.8 million.

Net cash used in investing activities was $20,358 for the six months ended June 30, 2006. This was comprised primarily of investment in hotels of $19,560.

Net cash used in investing activities was $50,485 for the six months ended June 30, 2005. This was comprised primarily of the acquisition of three hotels for $73,792, offset by proceeds from the sales of hotels of $20,860.

Net cash used in financing activities was $20,134 for the six months ended June 30, 2006, consisting primarily of payments on the line of credit of $21,855 and distributions paid of $21,009, offset by proceeds from borrowings on the line of credit of $21,500.

Net cash provided by financing activities was $22,567 for the six months ended June 30, 2005, consisting primarily of the proceeds from issuance of common shares of $59,585 and borrowing on the line of credit of $71,000 reduced by proceeds from debt principal payments of $94,257 and distributions paid of $12,890.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and common units since its inception. Distributions for the 2006 first and second quarter were $0.15 and $0.15, respectively, per common share or common unit. Quarterly preferred distributions of between $0.275 and $0.289 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid). The first and second quarter of 2006 distribution was $0.275 per class B Preferred Unit. Dividends of $0.50 were paid on each Series C Preferred Share for the first and second quarter of 2006. The second quarter distributions were paid on July 25, 2006 to shareholders of record on June 30, 2006. The timing and amount of any future distributions will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current distributions levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotels, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. As of June 30, 2006 the Company’s debt to investment in hotels at cost was 25.9%. The interest rate on the Company’s $135.0 million unsecured line of credit is LIBOR plus 122.5 to 225 basis points, depending on certain financial ratios. At June 30, 2006, the interest rate spread was 150 basis points. The interest rate was approximately 6.66% at June 30, 2006. The line of credit matures on July 23, 2007. The actual amount that can be borrowed under the line of credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At June 30, 2006, the Company (i) had $66.6 million of borrowings outstanding under the line of credit and (ii) had available approximately $56.9 million under the line of credit. At June 30, 2006, the Company was in compliance with all financial covenants contained in all of its various loan agreements.

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

Capital Expenditures

The Company leases all of its hotels to certain of the Company’s whole subsidiaries under separate percentage leases (“Percentage Leases”). The Percentage Leases with the TRSs generally require the Company to make available an amount equal to 4% or 5% of room revenues from the hotels, per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the hotels. Each of the Company’s term loans require that the Company make available for such purposes, at the hotels collateralizing those loans, amounts up to 5% of gross revenues from such hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

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

In the six months ended June 30, 2006, there were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Form 10-K.

In July 2006, the Company entered into an agreement to acquire from Bethesda, Md.-based RLJ Urban Lodging Fund, L.P., an affiliate of RLJ Development, LLC, four hotel properties with 931 rooms in Southern California for a total cost of $215 million. Closing is expected to during the third quarter 2006. This agreement is subject to customary conditions and due diligence.

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

NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains (losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in compliance with the NAREIT definition. FFO and FFO per share should not be considered as an alternative to net income, diluted net income per share, cash flow provided by operating activities, or any other financial and operating performance measure prescribed by GAAP. These measures should only be used in conjunction with GAAP measures.

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income applicable to common shareholders	$8,473	$5,176	$11,673	$4,348
Depreciation	9,360	8,767	18,577	17,269
Minority interest, common	95	97	150	77
Loss (gain) on sale of hotels included in discontinued operations	—	—	(75)	(1,490)

Basic FFO	$17,928	$14,040	$30,325	$20,204

Minority interest, preferred	502	1,068	1,547	2,136

Diluted FFO	$18,430	$15,108	$31,872	$22,340

Denominator for basic earnings per share	43,741,548	42,688,201	43,339,559	41,258,447
Effect of dilutive securities:
Stock options	236,934	141,003	261,243	134,084
Restricted shares	41,622	37,917	46,889	36,883
Weighted average:
Common Units	666,891	709,400	666,891	842,283
Preferred Units	3,113,567	3,884,469	3,461,270	3,884,469

Denominator for diluted FFO per share	47,800,562	47,460,990	47,775,852	46,156,166

Diluted FFO per share	$0.39	$0.32	$0.67	$0.48

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

For debt obligations outstanding at June 30, 2006, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2006	2007	2008	2009	2010	There-after	Total	Fair Value
Debt:
Fixed Rate (3)	$2,908	$26,875	$5,267	$74,642	$37,329	$45,477	$192,498	$188,987	(1)
Weighted
Average Interest Rate	8.08%	8.15%	8.05%	7.60%	8.02%	7.75%	7.81%	—
Variable Rate (2)	—	$66,574	—	—	—	$10,000	$76,574	$76,574
Weighted
Average Interest Rate	—	6.76%	—	—	—	3.50%	6.33%	—

(1)	For purposes of disclosure, the Company calculates the fair value of its debt. The Company discounts the difference between the future contractual interest payments on its debt and the future interest payments it would make on its debt calculated using a current market interest rate. In determining the current market interest rate, the Company adds its estimate of a market spread to the quoted yields on federal government treasury securities with maturities similar to its debt.
(2)	An increase of one percent in the interest rate on the Company’s variable rate debt would have increased interest expense approximately $217 and $465 for the three and six months ended June 30, 2006, respectively.
(3)	An increase of one percent in the interest rate on the Company’s fair value of fixed rate debt would have increased interest expense approximately $449 and $901 for the three and six months ended June 30, 2006, respectively; and would have decreased the fair value of fixed rate debt as of June 30, 2006 to $178,624.

The table incorporates only those exposures that existed as of June 30, 2006 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company evaluated, under the supervision and with the participation of the Company’s management (including its chief executive officer and chief financial officer), the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e).

Based on their evaluation of such disclosure controls and procedures, the Company’s chief executive officer and chief financial officer have concluded that such controls were effective as of June 30, 2006.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

On April 21, 2006, the Company issued 20,000 common shares in redemption of 20,000 common units of Innkeepers USA Limited Partnership (the “Partnership”), and on June 1, 2006 the Company issued 1,955,863 common shares in redemption of preferred units of the Partnership, each in reliance on Section 4(2) of the Securities Act of 1933, as amended; the common shares are covered by an effective shelf registration statement.

Item 4 - Submission of Matters to a Vote of Security Holders

The 2006 annual meeting of shareholders was held on May 3, 2006 to (a) elect three Class III trustees to serve on the Company’s Board of Trustees until the Company’s annual meeting of shareholders in 2009 or until their successors are elected and qualify; (b) approve the proposal to delete Article XII of the Company’s Amended and Restated Declaration of Trust(“Declaration of Trust”), which limits the Company’s level of permitted indebtedness to 50% of its investment in hotel properties, at cost(the “Debt Limitation”); (c) approve the 2006 Trustees’ Share Incentive Plan ( the “2006 Trustees’ Plan”); (d) ratify PricewaterhouseCoopers LLC (“PWC”) as the Company’s independent auditor for 2006. Shareholders voted to (1) elect Mr. Thomas J. Crocker as a Class III trustee, with 19,255,254 shares voted for Mr.Crocker ( 20,357,942 shares withheld authority); (2) elect Mr. Jeffrey H. Fisher as a Class III trustee, with 39,075,613 shares in favor of Mr. Fisher (537,584 shares withheld authority); (3) elect Mr. Rolf E. Ruhfus as a Class III trustee, with 37,098,941 shares voted for Mr. Ruhfus (2,514,255 shares withheld authority); (4) amend the Declaration of Trust to delete the Debt Limitation, with 34,902,025 shares voted in favor of the proposal (839,949 shares were voted against the proposal and 60,577 shares abstained from voting); (5) approve the 2006 Trustees’ Plan, with 35,234,081 shares voted in favor of the proposal(527,039 shares were voted against the proposal and 41,431 shares abstained from voting); and (6) ratify PWC as the Company’s independent auditor for 2006, with 39,479,037 shares voted in favor of the proposal ( 119,345 shares were against the proposal and 119,345 shares abstained from voting on the proposal).

Item 6 - Exhibits

Exhibit	Description
3.1(a)	Amendment to Amended and Restated Declaration of Trust of the Registrant

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

/s/ Dennis M. Craven
August 8, 2006	Dennis M. Craven
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1(a)	Amendment to Amended and Restated Declaration of Trust of the Registrant

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002