Form 10-Q
period 2006-09-30
INNKEEPERS USA TRUST/FL
filed 2006-11-08
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of common shares of beneficial interest, $.01 par value, outstanding on November 1, 2006, was 45,196,011.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust

Consolidated Balance Sheets (unaudited)

(in thousands, except share, per share data, and statistical data )

	September 30, 2006	December 31, 2005
ASSETS
Investment in hotels:
Land and improvements	$150,254	$150,375
Buildings and improvements	757,545	754,131
Furniture and equipment	111,259	106,944
Renovations in process	21,529	4,534
Hotels under development	10,221	4,413

	1,050,808	1,020,397
Accumulated depreciation	(258,081)	(230,139)

Net investment in hotels	792,727	790,258

Cash and cash equivalents	10,276	11,897
Restricted cash and cash equivalents	6,970	6,675
Accounts receivable, net	5,168	6,124
Receivable from manager	455	—
Prepaid and other	2,416	2,478
Deferred and other	32,779	19,546

Total assets	$850,791	$836,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$278,647	$269,426
Accounts payable and accrued expenses	19,999	15,956
Payable to manager	—	236
Franchise conversion fee obligations	10,287	10,714
Distributions payable	11,711	9,645

Total liabilities	320,644	305,977

Minority interest in Partnership	5,663	47,982

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 45,196,011 and 42,939,086 issued and outstanding, respectively	452	429
Additional paid-in capital	505,562	460,873
Unearned compensation	—	(1,939)
Distributions in excess of earnings	(126,530)	(121,344)

Total shareholders’ equity	524,484	483,019

Total liabilities and shareholders’ equity	$850,791	$836,978

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations (unaudited)

(in thousands, except share, per share data, and statistical data )

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Hotel operating
Rooms	$68,469	$62,819	$197,375	$176,192
Food and beverage	2,344	1,984	7,017	3,900
Telephone	345	507	1,065	1,366
Other	1,752	1,643	4,975	4,410
Corporate
Other	141	142	411	396

Total revenue	73,051	67,095	210,843	186,264

Expenses:
Hotel operating
Rooms	13,509	12,890	39,612	36,668
Food and beverage	1,874	1,611	5,383	2,950
Telephone	728	739	2,267	2,144
Other	817	732	2,285	1,980
General and administrative	6,944	5,740	20,370	17,432
Franchise and marketing fees	4,921	4,313	13,683	12,263
Amortization of deferred franchise conversion	292	292	877	948
Advertising and promotions	2,210	2,239	6,861	5,952
Utilities	3,662	3,001	10,036	8,572
Repairs and maintenance	3,563	3,368	9,681	9,232
Management fees	2,186	2,007	6,330	5,569
Amortization of deferred lease acquisition	131	130	392	392
Insurance	464	356	1,302	1,136
Corporate
Depreciation	9,425	8,957	28,002	26,226
Amortization of franchise fees	20	16	66	51
Ground rent	141	132	419	391
Interest	5,214	4,687	15,431	13,836
Amortization of loan origination fees	218	216	649	651
Property taxes and insurance	3,444	2,561	9,629	8,566
General and administrative	2,688	2,198	8,319	6,344
Other charges (income)	—	—	(446)	3,053

Total expenses	62,451	56,185	181,148	164,356

Income before minority interest	10,600	10,910	29,695	21,908
Minority interest, common	(98)	(119)	(248)	(195)
Minority interest, preferred	(502)	(1,068)	(2,049)	(3,205)

Income from continuing operations	10,000	9,723	27,398	18,508
Income (loss) from discontinued operations	—	3	—	(124)
Gain on sale of assets from discontinued operations	—	11	76	1,501

Net income	10,000	9,737	27,474	19,885
Preferred share dividends	(2,900)	(2,900)	(8,700)	(8,700)

Net income applicable to common shareholders	$7,100	$6,837	$18,774	$11,185

Earnings per share data:
Basic – continuing operations	$0.16	$0.16	$0.43	$0.24

Basic	$0.16	$0.16	$0.43	$0.27

Basic – weighted average shares	45,055,286	42,730,549	43,890,717	41,726,975

Diluted – continuing operations	$0.16	$0.16	$0.42	$0.23

Diluted	$0.16	$0.16	$0.42	$0.27

Diluted – weighted average shares	46,007,813	43,051,919	44,852,577	41,964,476

Per share dividends to common shareholders	$0.20	$0.15	$0.50	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows (unaudited)

(in thousands, except share, per share data, and statistical data )

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$27,474	$19,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,002	26,928
Amortization of deferred costs	1,984	1,340
Amortization of unearned compensation	1,567	437
Minority interests	2,297	3,400
Gain on sale of hotels	(76)	(1,501)
Changes in operating assets and liabilities:
Accounts receivable, net	956	(2,078)
Prepaid and other	62	351
Deferred expenses and other	294	124
Accounts payable and accrued expenses	3,454	4,821
Payable/receivable from manager	(691)	36

Net cash provided by operating activities	65,323	53,743

Cash flows from investing activities:
Investment in hotels, net of insurance proceeds	(30,820)	(81,623)
Investment in deferred acquisition and pre-development costs	(14,402)	(500)
Proceeds from sale of assets	425	20,860
Net (deposits) withdrawals into restricted cash	(295)	1,334
Payment of franchise fees	—	(50)
Repayment of advances	—	557

Net cash used in investing activities	(45,092)	(59,422)

Cash flows from financing activities:
Proceeds from debt	116,500	71,000
Payments on debt	(107,279)	(110,566)
Payments on franchise conversion fee obligations	(427)	(948)
Distributions paid to unit holders	(2,916)	(3,385)
Distributions paid to shareholders	(28,372)	(17,832)
Proceeds from issuance of shares for options exercised	1,751	59,585
Loan origination fees and costs paid	(1,109)	(354)

Net cash used in financing activities	(21,852)	(2,500)

Net decrease in cash and cash equivalents	(1,621)	(8,179)
Cash and cash equivalents at beginning of period	11,897	22,837

Cash and cash equivalents at end of period	$10,276	$14,658

Supplemental cash flow information:
Interest paid	$15,233	$13,836

Supplemental disclosure of non-cash information –

1.	Common unit holders in the Company’s operating partnership redeemed 2,058,925 and 407,656 common units for common shares in the nine months ended September 30, 2006 and 2005, respectively.

2.	The Company capitalized interest of $275 and $480 for the nine months ended September 30, 2006 and 2005, respectively.

3.	During 2005, an adjustment of $742 for future obligations under the Marriott Takeback Transaction was recorded in Deferred and other and Franchise conversion fee obligations. See Note 1 for a description of the Marriott Takeback Transaction.

4.	During 2005, the Company transferred $1,704 of costs associated with completed hotel acquisitions from Deferred and other to Investment in hotels.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements (in thousands, except share, per share data, and statistical data )

1. Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”), which at September 30, 2006, owned 70 hotels with an aggregate of 8,818 rooms/suites (the “Hotels”) through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the Hotels from the Partnership (the “TRSs,” and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 67 of the Hotels for Innkeepers and a third party manages one of the Hotels at September 30, 2006. Two of the Company’s hotels, comprising a total of 393 rooms, are closed for substantial renovation and re-branding, and upon re-opening, these hotels will be managed by the IH Manager.

The company’s primary focus is acquiring or developing premium-branded upscale extended-stay, mid-priced limited service hotels, and select-service hotels, the core of the company's portfolio; selected full-service hotels; and turn-around opportunities for hotels that operate under or can be converted to the industry's leading brands. Forty-nine of the Company’s hotels are in the upscale extended-stay market and operate under brands such as Residence Inn by Marriott, Homewood Suites by Hilton or Summerfield Suites. Upscale extended-stay hotels typically have the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their services and amenities include complimentary breakfast and evening hospitality hour, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities. Our mid-priced hotels operate under brands such as Hampton Inn and TownePlace Suites, which offer services and amenities such as complimentary breakfast, high-speed internet access, local calls, an in-room movie channel, and daily linen and room cleaning service.

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

Issuance of Common Shares

During the nine months ended September 30, 2006, the Company issued 198,000 shares to employees (160,500 of which were due to the exercise of employee options), 37,500 restricted shares to three employees, and 35,000 were cancelled. The Company also granted 35,000 shares to its non-employee trustees, 14,000 of which were due to the exercise of non-employee trustee options during the nine months ended September 30, 2006. Common unit holders in the Company’s operating partnership redeemed 2,058,925 common units and received in redemption 2,058,925 common shares during the nine months ended September 30, 2006.

2. Basis of Presentation

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

The Company has revised its presentation of general and administrative expense to correctly reflect amortization of unearned compensation, which was previously disclosed as a separate line item. It has been revised to correct for the presentation of the amortization of restricted stock and compensation expense related to stock options and performance awards in accordance with SFAS No. 123R. The effect of the revision is not material to the accompanying financial statements.

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

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 4,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 2,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At September 30, 2006, 939,035 shares remained available for issuance in the form of restricted or performance shares under the employees’ plan and 996,638 restricted shares were vested. The Company issues new shares upon the exercise of common share options.

The following table summarizes the changes in the Company’s non-vested restricted shares under the 1994 Plan for the nine months ended September 30, 2006.

Restricted shares	Number of Shares	Weighted average Grant-Date Fair Value
Shares outstanding as of December 31, 2005	200,063	$12.01
Shares granted	37,500	17.25
Shares vested	(71,687)	6.57
Shares cancelled	(35,000)	15.64

Shares outstanding as of September 30, 2006	130,876	$14.10

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options granted under the 1994 Plan for the nine months ended September 30, 2006.

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,003,000	$11.99
Granted	12,500	16.00
Exercised	(160,500)	9.85
Cancelled	—	—
Forfeited	—	—

Outstanding at September 30, 2006	855,000	$12.45

Exercisable at September 30, 2006	842,500	$11.99

Price range of shares under option	$ 10.25 to $ 16.00

Of the 855,000 common share options outstanding as of September 30, 2006, 12,500 are incentive share options and 842,500 are non-qualified options. The options vest over varying periods not exceeding ten years. All but the 12,500 common share options granted in 2006 are fully vested and exercisable, and have a weighted average remaining contractual term of three years. As of September 30, 2006, the aggregate intrinsic value of fully vested common share options was $3,281.

The Company’s 1994 non-employee trustee share incentive plan provides for the granting of up to 200,000 share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the 1994 trustees plan expire not more than ten years from the date of grant. The Company has granted to trustees an aggregate of 101,000 non-qualified options to acquire common shares, with exercise prices ranging from $6.93 to $16.69. As of September 30, 2006, 87,000 of these options, with a weighted average exercise price of $10.18, were vested, 14,000 options had been exercised and no options had been forfeited or terminated. The Company has also granted to its non-employee trustees an aggregate of 96,053 restricted shares at a weighted average grant date fair value per share of $12.23, which vest over varying periods not to exceed five years. At September 30, 2006, 92,677 of these restricted shares were vested.

The Company has granted performance awards that contain a market condition (defined as a vesting condition based in whole or in part upon the Company’s share price) and may result in the issuance of 237,500 common shares and 225,000 common share equivalents (the equivalents may settle in cash). The common shares and equivalents will only be issued if the Company’s compounded annual total shareholder return (share price appreciation plus dividends) exceeds a targeted threshold over a measuring period. The measuring period ends May 30, 2008 or upon the termination without cause, death or disability of the employee, or a change of control of the Company. Any common shares or equivalents issued at the end of the measuring period will vest 50% at issuance and 25% on the first two anniversaries of issuance, or earlier if the employee is terminated without cause, dies or is disabled, or if a change of control occurs. The fair value of the market condition awards is determined through the use of a financial model that considers the applicable risk free interest rate, expected dividend yield, the volatility factor of the expected market price of the Company’s common shares and the term over which the performance conditions must be met to result in vesting of the awards. The resulting value is amortized to compensation expense over the term of the award.

Total amortization of compensation expense in relation to share based compensation under SFAS No. 123R for non-vested options and market condition awards was $863 as of September 30, 2006. Total compensation expense for non-vested options and market condition awards not yet recognized is approximately $1,722 and will be recognized over the next four years. The fair value of each share option and market condition award was estimated on the date of grant using the following assumptions: (1) common dividend yield of 4.85%, (2) expected volatility in the Company’s common share price of 26.7%, (3) a risk-free interest rate of 4.62% and (4) an expected option life of four years and expected performance awards life of five years.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested options and market condition awards in each period presented (in thousands except for per share data):

	Three Months Ended September 30, 2005 Pro Forma	Nine Months Ended September 30, 2005 Pro Forma
Net income applicable to common shareholders	$6,837	$11,185
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of minority interest	(203)	(271)

Pro forma net income applicable to common shareholders	$6,634	$10,914

Basic earnings per share – as reported	$0.16	$0.27
Basic earnings per share – pro forma	$0.16	$0.26
Diluted earnings per share – as reported	$0.16	$0.27
Diluted earnings per share – pro forma	$0.15	$0.26

4. Recently Issued Accounting Pronouncements

In July 2006, The Financial Accounting Standards Board published FASB Interpretation (FIN) No. 48 ( FIN No. 48 ), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 ( SFAS No. 109 ), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is evaluating the impact of FIN 48 to determine its effect, if any.

In September 2006, the Security and Exchange Commission published Staff Accounting Bulletin No. 108 (-“SAB 108). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The staff is aware of diversity in practice. For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement. Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles. The staff believes that approach is not in the best interest of the users of financial statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company is evaluating the impact of SAB 108 to determine its effect, if any.

5. Debt

In September, 2006, the Company amended its unsecured line of credit to increase borrowing capacity and to extend the maturity date. A summary of the key changes follows:

	As Amended	Original
Total borrowing capacity:	$205,000	$135,000
Maturity date :	Sept. 30, 2008	July 23, 2007
Applicable margin on Indebtedness to implied value
a. < 50% > 45%	1.75%	2.25%
b. < 45% > 40%	1.55%	2.00%
c. < 40% > 35%	1.40%	1.625%
d. < 35% > 25%	1.25%	1.50%
e. < 25%	1.15%	1.40%

In September, 2006, the Company entered into three separate secured loan agreements aggregating $75 million. The loans mature in October, 2016, carry a fixed interest rate of 6.029% and require payments of only interest through October, 2009. Beginning in November, 2009 payments of principal and interest will be due based on a 30 year amortization period.

6. Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts of recorded accounts receivable. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of accounts receivable. The allowance for doubtful accounts was $140 as of September 30, 2006 and $96 as of December 31, 2005.

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$10,000	$9,723	$27,398	$18,508
Preferred share dividends	(2,900)	(2,900)	(8,700)	(8,700)

Income applicable to common shareholders from continuing operations	7,100	6,823	18,698	9,808

Gain on sale of assets in discontinued operations	—	11	76	1,501
Discontinued operations	—	3	—	(124)

Net income applicable to common shareholders – Basic	$7,100	$6,837	$18,774	$11,185
Common minority interest	98	—	248	—

Net income applicable to common shareholders – Diluted	$7,198	$6,837	$19,022	$11,185

Denominator:
Denominator for basic earnings per share – weighted average shares	45,055,286	42,730,549	43,890,717	41,726,975
Effect of dilutive securities:
Common units	666,891	—	666,891	—
Share options	248,792	258,082	257,114	183,191
Restricted shares	36,844	63,288	37,855	54,310

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	46,007,813	43,051,919	44,852,577	41,964,476

Earnings per share data:
Basic-continuing operations	$0.16	$0.16	$0.43	$0.24
Basic-discontinued operations	$0.00	$0.00	$0.00	$0.03

Basic	$0.16	$0.16	$0.43	$0.27

Diluted-continuing operations	$0.16	$0.16	$0.42	$0.23
Diluted-discontinued operations	$0.00	$0.00	$0.00	$0.03

Diluted	$0.16	$0.16	$0.42	$0.27

The conversion of (the “Preferred Units”) for the three and nine month ended September 30, 2006 and 2005, respectively, are anti-dilutive (i.e. assuming conversion into common shares would increase earnings per share).

8. Dividends Declared and Paid

The Company declared common share dividends of $0.20 per share and $0.15 per share for the three months ended September 30, 2006 and 2005, respectively, and $0.50 per share and $0.31 per share for the nine months ended September 30, 2006 and 2005, respectively. The Company paid common share dividends of $6,777 and $4,287 in the three months ended September 30, 2006 and 2005, respectively and $19,672 and $9,131 in the nine months ended September 30, 2006 and 2005, respectively.

9. Other Charges

Other charges for the three and nine months ended September 30, 2006 and 2005 include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Transaction costs	$—	$—	$299	$—
Personnel cost	—	—	—	355
Other income	—	—	(745)	—
Extinguishment of debt	—	—	—	2,698

	$—	$—	$(446)	$3,053

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

10. Discontinued Operations

The Company classified three hotels as held for sale at December 31, 2004. The Company sold the three hotels in the first quarter of 2005, and recognized a net gain on the sale of those hotels of $1,501.

The results of operations from the three hotels classified as held for sale were recognized as discontinued operations for the nine months ended September 30, 2005. During the first quarter of 2006, the Company sold one land site in Binghamton, NY and recognized a gain of $76 on the sale. The Company had no hotels classified as held for sale as of September 30, 2006.

The following table sets forth the components of income (loss) from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Hotel operating revenue	$—	$—	$—	$918
Other revenue	—	—	—	28
Hotel operating expenses	—	3	—	(993)
Amortization of franchise fees	—	—	—	(2)
Property taxes and insurance	—	—	—	(75)
Gain on sale of assets	—	11	76	1,501

Income from discontinued operations	$—	$14	$76	$1,377

11. Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $5,123 (related primarily to accumulated net operating losses) at September 30, 2006 and the gross deferred tax asset associated with these future tax deductions was approximately $1,978. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception.

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005 are as follows (dollars in thousands):

	2006	2005
Deferred tax assets:
Net operating loss	$1,725	$1,468
Lease termination	253	432
Valuation allowance	(1,978)	(1,900)

Total	$0	$0

Net operating loss carry forwards for federal and state income tax purposes amounting to $3,666 and $832 expire in 2024 and 2025, respectively.

12. Insurance Recovery

The Company received net insurance proceeds of $1,238 during the first quarter of 2006 for the Ft. Walton Beach, FL hotel, which had a substantial number of rooms out of service following hurricanes in September 2004. Of this amount, $745 relates to proceeds from business interruption claims and $493 relates to amounts reimbursed for previously incurred repairs and maintenance expense.

13. Subsequent Events

In October 2006, the Company acquired four hotels in Southern California aggregating 931 rooms for a total cost of $215 million. The acquisitions were funded with a combination of $81.3 million in borrowings under its unsecured line of credit and the issuance of a $120.0 million financing package involving three loans, all at a 10-year fixed rate of 5.98 percent that bear interest only for three years. Thereafter, payments of principal and interest will be made based upon a 30-year amortization period. The loans are secured by two Residence Inn hotels (in Anaheim and San Diego, CA) and the Hilton Ontario, CA. The company also assumed a $13.7 million term loan at a five-year fixed rate of 5.41 percent that bears interest only through July 2007 and matures July 2010. The loan is secured by the Hilton Suites Anaheim.

In November 2006, the Company’s Preferred Partnership Units converted automatically into Common Partnership Units on a one-for-one basis, and the Class B limited Partners converted automatically into Class A Limited Partners.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share, per share data, and statistical data )

General

The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”). Capitalized terms used but not defined in this section have the meanings ascribed in the notes to the consolidated financial statements included in this Report on Form 10-Q. An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the Form 10-K. The Company's 2005 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the Form 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

The Company assesses the performance of each hotel on an individual basis. The following chart sets forth certain information with respect to the Hotels at September 30, 2006, with the hotels grouped by categories generally recognized in the hotel industry. :

Franchise Affiliation	Number of Hotels	Number of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	42	5,045
Summerfield Suites	5	650
Homewood Suites by Hilton	1	146
Sunrise Suites (1)	1	96

	49	5,937

Upscale
Doubletree Guest Suites	1	105
Four Points by Sheraton	1	216
Courtyard by Marriott (2)	3	529
Westin (3)	1	224
Bulfinch – Boston, MA	1	80

	7	1,154

Mid-Price
Hampton Inn	12	1,497
TownePlace Suites	1	95
Other	1	135

	14	1,727

	70	8,818

(1)	This hotel is operated independently of any franchise.
(2)	Two of these hotels (with a total of 393 rooms) are closed for renovation and conversion to the Courtyard by Marriott brand.
(3)	This is a full-service upper-upscale hotel.

Hotel occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) results are presented in the following table.

	(1) Three Months Ended September 30,		Percentage increase (decrease)	(2) Nine Months Ended September 30,		Percentage Increase (decrease)
	2006	2005		2006	2005
Portfolio
ADR	$114.08	$106.13	8.2%	$111.84	$103.95	7.6%
Occupancy	77.0%	78.4%	(1.8)	76.3%	76.7%	(0.5)
RevPAR	$88.36	$83.16	6.3	$85.34	$79.69	7.1

Upscale Extended Stay (3)
ADR	$115.51	$105.87	9.1%	$112.36	$103.82	8.2%
Occupancy	80.1%	82.4%	(2.8)	79.1%	79.7%	(0.7)
RevPAR	$92.49	$87.25	6.0	$88.82	$82.72	7.4
Upscale (4)
ADR	147.18	$132.45	11.1%	138.20	$126.70	9.1%
Occupancy	67.0%	66.9%	0.02	72.4%	69.9%	3.6
RevPAR	$98.56	$88.67	11.2	$100.09	$88.54	13.1
Mid Price (5)
ADR	$98.01	$95.94	2.2%	$101.10	$97.56	3.6%
Occupancy	69.5%	67.9%	2.4	67.0%	67.2%	(0.3)
RevPAR	$68.14	$65.11	4.7	$67.70	$65.53	3.3

(1)	Includes 66 hotels, and excludes three hotels closed for renovation and conversion during part or all of the periods presented, and one hotel acquired in May, 2005.
(2)	Includes 65 hotels, and excludes three hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired during 2005.
(3)	Includes 49 hotels.
(4)	Includes three hotels, and excludes two hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired in 2005.
(5)	Includes 14 hotels for the three months ended September 30, 2006. For the nine months ended September 30, 2006, excludes the Hampton Inn hotel in Louisville, KY that was closed for renovation and conversion.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 (“2006”) to the Three Months Ended September 30, 2005 (“2005”)

Of the Company’s 70 owned hotels at September 30, 2006, 66 hotels with a total of 8,172 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for all of the three months ended September 30, 2006 and 2005. The four hotels excluded, with 646 rooms, consist of three hotels closed for renovation and conversion during part or all of the periods presented, and one hotel acquired in December, 2005.

The Company had total revenue for 2006 of $73,051, consisting of $72,910 of hotel operating revenue and $141 of other revenue, compared to total revenue of $67,095 for 2005, consisting of $66,953 of hotel operating revenue and $142 of other revenue. Total revenue for the Comparable Hotels increased $4,112 or 6.1% due primarily to an increase in room revenue.

Room revenue increased $5,650, or 8.9%, to $68,469 in 2006 from $62,819 for 2005. Room revenue for the Comparable Hotels increased $3,909, or 6.3%, to $66,432 in 2006 from $62,523 in 2005. This increase was due to a 6.3% RevPAR increase which was driven mainly by an 8.2% increase in ADR, offset by a 70 basis point decline in occupancy to 77.0%. These increases are reflective of the industry strength which is driven by the favorable economy, hotel room demand, and historically low hotel supply growth. The remaining increase of $1,741 in 2006 was primarily due to the hotel acquired in 2005.

Food and beverage (“F&B”) revenue increased $360, or 18.1%, to $2,344 in 2006 from $1,984 in 2005 primarily attributable to an increase in food and beverage revenue for the Comparable Hotels of $346 to $2,329 in

2006 from $1,983 in 2005. The increase in 2006 was primarily due to the acquisition during 2005 of the full-service Westin Governor Morris hotel in Morristown, NJ, which has substantial F&B revenue from group and catered events.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition costs) for 2006 of $40,878 compared to $36,996 in 2005. Hotel operating expenses for the Comparable Hotels increased $2,782, or 7.5%, to $39,923 in 2006 from $37,141 in 2005. Hotel operating expenses as a percentage of revenue for the Comparable Hotels remained relatively constant at 56.4% and 55.8% in 2006 and 2005, respectively. The remaining increase of $1,100 was due to the Hotels acquired in 2005. Key items impacting the increase in hotel operating expenses for the Comparable Hotels are explained below:

a. Rooms expense at the Comparable Hotels increased $433, or 3.4%, to $13,108 due primarily to wage increases and inflationary cost increases, even though occupancy decreased 0.7 percentage points in the quarter.

b. F&B expenses increased $267, or 16.7%, to $1,864 due to the 17.4% increase in food and beverage revenue. Departmental profit margins (F&B revenue less F&B expenses) increased 50 basis points to 19.9% in 2006 from 19.4% in 2005.

c. General and administrative expenses increased $779, or 13.8%, to $6,404. Of this increase, $431 is attributable to the collection of insurance proceeds in 2005 related to an employee theft. Excluding this item, general and administrative expenses increased $348, or 5.7%, due primarily to wage increases and inflationary cost increases and additional expenses for recruiting and personnel retention.

d. Combined, franchise and marketing fees and advertising and promotions at the Comparable Hotels increased $522, or 7.5%, to $7,469 due entirely to the increase in total revenue of 6.1% as franchise and marketing fees are based on a percentage of revenue.

e. Utilities at the Comparable Hotels increased $433, or 13.8%, primarily due to natural gas price increases and electricity rate increases due to regulatory changes in various markets. Additionally, in certain hotels, favorable fixed price gas contracts expired during the quarter.

f. Management fees increased $124 or 6.2% directly attributable to the increase in total revenue of 6.1%.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $759, to $10,552 in the aggregate in 2006 from $9,793 in 2005. This increase was primarily due to a $468 increase in depreciation due to hotels acquired in 2005, and a $284 increase in unearned compensation due to the adoption of SFAS 123 (R) for the Company’s share based compensation effective January 1, 2006.

Interest expense increased $527 to $5,214 in 2006 from $4,687 for 2005. The weighted average interest rate on the Company’s line of credit increased to 6.6% in 2006 from 5.1% in 2005, and average borrowings outstanding on the line of credit increased $16,543 to $68,802 in 2006 from $52,259 in 2005.

Property taxes and insurance increased $883 in 2006 to $3,444 from $2,561 for 2005. This increase was primarily due to significantly higher premiums for windstorm and earthquake coverage, as well as the cost of new insurance policies and taxes for the hotel acquired in 2005, offset by refunds of $109 from successful property tax appeals.

Corporate general and administrative expenses (excluding amortization of unearned compensation of $466 and $182 for 2006 and 2005, respectively) increased $206 to $2,222 in 2006 from $2,016 in 2005. This increase was primarily due to an increase in salaries, benefits, and legal fees, as well as costs associated with complying with certain Sarbanes-Oxley rules.

Minority interest decreased $587 in 2006 to $600 from $1,187 for 2005. This decrease was primarily due to the conversion of 2,139,925 preferred partnership units that were redeemed during 2006.

Preferred share dividends remained constant at $2,900 in 2006 and 2005.

Net income applicable to common shareholders for 2006 was $7,100, or $0.16 per diluted share, compared with net income applicable to common shareholders of $6,837, or $0.16 per diluted share, for 2005. This was due to the factors discussed previously.

Comparison of the nine Months Ended September 30, 2006 (“2006”) to the nine Months Ended September 30, 2005 (“2005”)

Of the Company’s 70 owned hotels at September 30, 2006, 65 hotels with a total of 7,948 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for all of the nine months ended September 30, 2006 and 2005. The five hotels excluded, with 870 rooms, consist of three hotels closed for renovation and conversion during part or all of the periods presented, and two hotels acquired during 2005.

The Company had total revenue for 2006 of $210,843, consisting of $210,432 of hotel operating revenue and $411 of other revenue, compared to total revenue of $186,264 for 2005, consisting of $185,868 of hotel operating revenue and $396 of other revenue. Total revenue for the Comparable Hotels increased $11,973, or 6.7%, due primarily to an increase in room revenue.

Room revenue increased $21,183, or 12.0%, to $197,375 in 2006 from $176,192 for 2005. Room revenue for the Comparable Hotels increased $12,258, or 7.0%, to $185,172 in 2006 from $172,914 in 2005. This increase was due to a 7.1% RevPAR increase which was driven mainly by a 7.6% increase in ADR. These increases are reflective of the industry strength which is driven by the surging economy, hotel room demand, and historically low supply growth. The remaining increase of $8,925 in 2006 was due to the hotels acquired in 2005.

Food and beverage revenue increased $3,117 to $7,017 in 2006 from $3,900 in 2005. Food and beverage revenue for the Comparable Hotels remained relatively constant at $1,053 and $1,041 for 2006 and 2005, respectively. The remaining increase of $3,105 in 2006 was primarily due to the acquisition in 2005 of the full service Westin Governor Morris hotel in Morristown, NJ, which has substantial F&B revenue from group and catered events.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition) for 2006 of $117,810 compared to hotel operating expenses in 2005 of $103,898. Hotel operating expenses for the Comparable Hotels increased $5,767, or 5.9%, to $104,089 in 2006 from $98,322 in 2005. Hotel operating expenses as a percentage of revenue for the Comparable Hotels remained relatively constant at 54.4% in 2006 and 54.8% in 2005. The remaining increase of $8,145 was due to the Hotels acquired in 2005. Key items impacting the increase in hotel operating expenses for the Comparable Hotels are explained below:

a. Rooms expense at the Comparable Hotels increased $1,370, or 3.9%, to $36,905 due primarily to wage increases and inflationary cost increases.

b. General and administrative expenses increased $1,697, or 10.5%, to $17,818. Of this increase, $431 is attributable to the collection of insurance proceeds in 2005 of related to an employee theft. Excluding this item, general and administrative expenses increased $1,266, or 7.8%, due primarily to wage increases and inflationary cost increases and additional expenses for recruiting and personnel retention.

c. Combined, franchise and marketing fees and advertising and promotions at the Comparable Hotels increased $1,208, or 6.6%, to $19,399 due entirely to the increase in total revenue of 6.7% as franchise and marketing fees are based on a percentage of revenue.

d. Utilities at the Comparable Hotels increased $855, or 10.4%, to $9,112, primarily due to natural gas price increases and electricity rate increases due to regulatory changes in various markets. Additionally, in certain hotels, favorable fixed price gas contracts expired during the quarter.

e. Management fees increased $385, or 7.2%, directly attributable to the increase in total revenue of 6.7%.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $2,848 to $31,553 in the aggregate in 2006 from $28,705 in 2005. This increase is primarily due to a $1,776 increase in depreciation due to hotels acquired in 2005, and $1,130 increase in unearned compensation due to the adoption of SFAS 123 (R) for the Company’s share based compensation effective January 1, 2006.

Interest expense increased $1,595 to $15,431 in 2006 from $13,836 for 2005. The weighted average interest rate on the Company’s line of credit increased to 6.6% in 2006 from 5.0% in 2005, and average borrowings outstanding on the line of credit increased $20,428 to $71,903 in 2006 from $51,475 in 2005.

Property taxes and insurance increased $1,063 in 2006 to $9,629 from $8,566 for 2005. This increase was primarily due to significantly higher premiums for windstorm and earthquake coverage, as well as the cost of new insurance policies and taxes for hotels acquired in 2005 offset by refunds from successful property tax appeals of $367.

Corporate general and administrative expenses (excluding amortization of unearned compensation of $1,567 and $437 for 2006 and 2005, respectively) increased $845 to $6,752 in 2006 from $5,907 in 2005. This increase was primarily due to an increase in salaries, benefits, recruiting, and legal costs, as well as costs associated with complying with certain Sarbanes-Oxley rules.

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

Minority interest decreased $1,103 in 2006 to $2,297 from $3,400 for 2005. This decrease was primarily due to the conversion of 2,139,925 preferred partnership units that were redeemed during 2006.

The Company had no discontinued operations in 2006 compared with the loss from discontinued operations of $124 in 2005.

Gain on sale of assets of $76 was due to a sale of excess land in 2005, gain on sale of assets of $1,501 was attributable to the sale of three hotels during the first quarter of 2005.

Preferred share dividends remained constant at $8,700 in 2006 and 2005.

Net income applicable to common shareholders for 2006 was $18,774, or $0.42 per diluted share, compared with net income applicable to common shareholders of $11,185, or $0.27 per diluted share, for 2005. This increase was due to the factors discussed previously.

Liquidity and Capital Resources

The Company’s principal source of liquidity is derived from hotel operations. The Company expects that its cash from hotel operations during 2006 and 2007 will be adequate to meet its liquidity and capital expenditure needs during the year, excluding acquisitions, development, and re-branding projects. The Company currently expects to fund its acquisitions, development, and re-branding projects primarily with the Company’s current cash on hand and by borrowing on its line of credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents at September 30, 2006 and 2005 were $10,276 and $14,658, respectively. Net cash provided by operating activities for the nine months ended September 30, 2006 and 2005 was $65,323 and $53,743, respectively. The increase in net cash provided by operating activities was primarily due to an increase in net income of $7,589 due to improved hotel operations, an increase in depreciation of $1,074, an increase in amortization of unearned compensation of $1,130, and a decrease in accounts payable of $1,366.

Net cash used in investing activities was $45,092 for the nine months ended September 30, 2006. This was comprised primarily of (a) investment in hotels of $30,820; of this amount, $3,658 was related to the Company’s three conversion or development projects, and $27,162 was related to regularly scheduled capital projects at our existing hotels, and (b) investment in deferred acquisition and pre-development cost of $14,402. Please see the discussion under “-Capital Expenditures” below.

Net cash used in investing activities was $59,422 for the nine months ended September 30, 2005. This was comprised primarily of the acquisition of three hotels for $63,100 and recurring capital expenditures of $19,023, offset by proceeds from the sales of hotels of $20,860.

Net cash used in financing activities was $21,852 for the nine months ended September 30, 2006, consisting primarily of payments on the line of credit of $103,000, principal payments on our loans of $4,279, distributions paid of $31,288, and loan origination costs of $1,109, offset by proceeds from borrowings on the line of credit of $116,500 and proceeds from issuance of shares for options exercised of $1,751.

Net cash used in financing activities was $2,500 for the nine months ended September 30, 2005, consisting primarily of payments on the line of credit of $90,000, principal payments on our loans of $20,566, and distributions paid of $21,217, which were partially offset by the proceeds from issuance of common shares of $59,585 and borrowings on the line of credit of $71,000.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and common units since its inception. Distributions for the 2006 first, second, and third quarter were $0.15, $0.15, and $0.20, respectively, per common share or common unit. Quarterly preferred distributions of between $0.275 and $0.289 are payable on each Class B Preferred Unit (depending on the level of common share dividend paid). The first, second, and third quarter of 2006 distribution was $0.275 per class B Preferred Unit. On November 1, 2006, the Class B Preferred Units automatically converted to common units. Dividends of $0.50 were paid on each Series C Preferred Share for the first, second, and third quarter of 2006. The third quarter distributions were paid on October 31, 2006 to shareholders of record on September 30, 2006. The timing and amount of any future distributions will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current distributions levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotels, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. As of September 30, 2006 the Company’s debt to investment in hotels at cost was 26.5%. As of September 30, 2006 the interest rate on the Company’s $205.0 million unsecured line of credit was LIBOR plus 115 to 175 basis points, depending on certain financial ratios. At September 30, 2006, the interest rate spread was 150 basis points, and the interest rate was approximately 6.73%. The line of credit matures in September 2008. The actual amount that can be borrowed under the line of credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At September 30, 2006, the Company (i) had $2.6 million of borrowings outstanding under the line of credit and (ii) had available approximately $190.9 million under the line of credit. At September 30, 2006, the Company was in compliance with all financial covenants contained in all of its various loan agreements. The Company’s debt to investment in hotels at cost ratio was 27% as of September 30, 2006. At September 30, 2006 the Company’s weighted average interest rate on its fixed rate debt was 7.3%, and 95% of its total debt was at fixed rates.

In September, 2006, the Company amended its unsecured line of credit to increase borrowing capacity and to extend the maturity date. A summary of the key changes follows:

	As Amended	Original
Total borrowing capacity:	$205,000	$135,000
Maturity date :	Sept. 30, 2008	July 23, 2007
Applicable margin on Indebtedness to implied value
f. < 50% > 45%	1.75%	2.25%
g. < 45% > 40%	1.55%	2.00%
h. < 40% > 35%	1.40%	1.625%
i. < 35% > 25%	1.25%	1.50%
j. < 25%	1.15%	1.40%

In September, 2006, the Company entered into three separate secured loan agreements aggregating $75 million. The loans mature in October, 2016, carry a fixed interest rate of 6.029% and require payments of only interest through October, 2009. Beginning in November, 2009 payments of principal and interest will be due based on a 30 year amortization period.

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

Capital Expenditures

The Company leases all of its hotels to certain of the Company’s subsidiaries under separate percentage leases (“Percentage Leases”). The Percentage Leases with the TRSs generally require the Company to make available an amount equal to 4% or 5% of room revenues from the hotels, per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the hotels. Certain of the Company’s loans require that the Company make available for such purposes, at the hotels collateralizing those loans, amounts up to 5% of gross revenues from such hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

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

Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, owns the IH Manager.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of property, which are subject to customary conditions and due diligence, and agreements for the construction and renovation of hotels.

In the nine months ended September 30, 2006, the Company entered into an agreement to acquire from an unaffiliated party four hotel properties with 931 rooms in Southern California for a total cost of $215 million. The Company also amended its unsecured line of credit to increase borrowing capacity to $205 million and extend the maturity date to September 30, 2008. There were no other significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Form 10-K.

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

The following presents the Company’s calculations of FFO and the denominator for FFO per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income applicable to common shareholders	$7,100	$6,837	$18,774	$11,185
Depreciation	9,425	8,957	28,002	26,226
Minority interest, common	98	119	248	195
Loss (gain) on sale of hotels included in discontinued operations	—	(11)	(76)	(1,501)

Basic FFO	$16,623	$15,902	$46,948	$36,105

Minority interest, preferred	502	1,068	2,049	3,205

Diluted FFO	$17,125	$16,970	$48,997	$39,310

Denominator for basic earnings per share	45,055,286	42,730,549	43,890,717	41,726,975
Effect of dilutive securities:
Stock options	248,792	258,082	257,114	183,191
Restricted shares	36,844	63,288	37,855	54,310
Weighted average:
Common Units	666,891	692,657	666,891	791,537
Preferred Units	1,825,544	3,884,469	2,903,365	3,884,469

Denominator for diluted FFO per share	47,833,357	47,629,045	47,755,942	46,640,482

Basic FFO per share	$0.37	$0.37	$1.07	$0.87

Diluted FFO per share	$0.36	$0.36	$1.03	$0.84

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

Cautionary statements set forth in reports filed by the company from time to time with the SEC discuss important factors impacting, or that could impact, the company and its results or forecasted results. These factors include, without limitation, (i) the operational risks of the hotel business (including decreasing hotel revenues and increasing hotel expenses), (ii) risks that war, terrorism or similar activities, widespread health alerts, disruption in oil imports or higher oil prices or changes in domestic or international political environments negatively affect the travel industry and the company, (iii) risk of declines in the performance and prospects of businesses and industries (e.g., technology, automotive, aerospace, pharmaceuticals) that are important hotel demand generators in the company’s key markets (e.g. the Silicon Valley, CA, Washington, DC, etc.), (iv) risk that poor, declining and/or uncertain international, national, regional and/or local economic conditions will, among other things, negatively affect demand for the company’s hotel rooms and the availability and terms of financing, (v) risk that the company’s ability to maintain its properties in competitive condition becomes prohibitively expensive, (vi) risk that pricing in the hotel acquisition market becomes prohibitively expensive or non-financeable and that potential acquisitions or developments do not perform in accordance with expectations, (vii) risk that the Company may invest in hotels of a size or nature (e.g., upscale full service or resort) different than those it has focused on historically (e.g., upscale extended-stay, and mid-scale limited service); (viii) risks that the Company may be uninsured or underinsured against property, casualty or other risks that may negatively affect its properties or business, including but not limited to earthquake or hurricanes, (ix) risks related to an increasing focus on development, including permitting risks, increasing the proportion of Company assets not producing revenue at a given time and risks that projects cost more, take longer to complete or do not perform as anticipated; (x) changes in travel patterns or the prevailing means of commerce (i.e., e-commerce) may reduce demand for hotels in general or the Company’s hotels in particular, (xi) the complex tax rules that the company must satisfy to qualify as a REIT and the potentially severe consequences of failing to satisfy such requirements, and (xii) governmental regulation that may increase the company’s cost of doing business or otherwise negatively effect its business or its attractiveness as an investment and create risk of liability for non-compliance (e.g., changes in laws affecting taxes or dividends, compliance with the Americans with Disabilities Act, workers compensation law changes, the Sarbanes-Oxley law, etc.).

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

For debt obligations outstanding at September 30, 2006, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2006	2007	2008	2009	2010	There- after	Total	Fair Value
Debt:
Fixed Rate (2)	$1,483	$26,875	$5,267	$74,642	$37,329	$120,477	$266,073	$(1 278,290)
Weighted Average Interest Rate	8.07%	8.15%	8.05%	7.60%	8.02%	6.68%	7.31%	—
Variable Rate (3)	—	—	$2,574	—	—	$10,000	$12,574	$12,574
Weighted Average Interest Rate	—	—	6.73%	—	—	3.50%	4.16%	—

(1)	For purposes of disclosure, the Company calculates the fair value of its debt. The Company discounts the difference between the future contractual interest payments on its debt and the future interest payments it would make on its debt calculated using a current market interest rate. In determining the current market interest rate, the Company adds its estimate of a market spread to the quoted yields on federal government treasury securities with maturities similar to its debt.
(2)	An increase of one percent in the interest rate on the Company’s fair value of fixed rate debt would have increased interest expense approximately $649 and $1,946 for the three and nine months ended September 30, 2006, respectively; and would have decreased the fair value of fixed rate debt balance as of September 30, 2006 to $268,995.
(3)	An increase of one percent in the interest rate on the Company’s variable rate debt would have increased interest expense approximately $172 and $540 for the three and nine months ended September 30, 2006, respectively.

The table incorporates only those exposures that existed as of September 30, 2006 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006.

Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II - OTHER INFORMATION

Item 6 - Exhibits

Exhibit	Description

10.1	Purchase and Sale Agreement and Escrow Instructions, dated July 21, 2006 (“RLJ Purchase Agreement”), between affiliates of the RLJ Urban Lodging Funds and a subsidiary of Innkeepers USA Trust for the Hilton, Ontario, CA; Hilton Suites, Orange, CA; Residence Inn by Marriott Garden Grove, CA; and Residence Inn by Marriott San Diego, CA.

10.2	First Amendment to RLJ Purchase Agreement, dated August 4, 2006.

10.3	Second Amendment to RLJ Purchase Agreement, dated August 7, 2006.

10.4	Third Amendment to RLJ Purchase Agreement, dated October 4, 2006.

10.5	Indemnification Agreement, dated March 31, 2006, between Innkeepers USA Trust and Dennis M. Craven.

10.6	Severance Agreement, dated March 31, 2006, between Innkeepers USA Trust and Dennis M. Craven.

10.7	First Amendment to Credit Agreement, dated as of September 27, 2006, among Innkeepers USA Trust and Innkeepers USA Limited Partnership, as Borrowers, Wells Fargo Bank, N.A., as Administrative Agent, Sole Lead Arranger, and Lenders named therein.

10.8	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated June 14, 2005, relating to the Hilton Suites Anaheim, CA (the “Anaheim Hilton Deed of Trust”), in favor of Wells Fargo Bank, N.A. as trustee for pass-through certificate holders.

10.9	Loan Assumption and Modification Agreement, dated October 4, 2006, relating to the loan secured by the Anaheim Hilton Deed of Trust, between original borrowers, subsidiaries of Innkeepers USA Trust and Wells Fargo Bank, N.A., as trustee for pass-through certificate holders.

10.10	Deed of Trust Note, dated June 14, 2005 (“Anaheim Hilton Note”), by original borrower, relating to the loan secured by the Anaheim Hilton Deed of Trust, and Allonge to Anaheim Hilton Note, dated October 4, 2006, by a subsidiary of Innkeepers USA Trust.

10.11	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated October 4, 2006, from subsidiaries of Innkeepers USA Trust to a trustee for the benefit of Capmark Bank (“San Diego Residence Deed of Trust”).

10.12	Deed of Trust Note, dated October 4, 2006, by a subsidiary of Innkeepers USA Trust, relating to the San Diego Residence Deed of Trust.

10.13	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated October 4, 2006, from subsidiaries of Innkeepers USA Trust to a trustee for the benefit of Capmark Bank (“Garden Grove Residence Deed of Trust”).

10.14	Deed of Trust Note, dated October 4, 2006, by a subsidiary of Innkeepers USA Trust, relating to the Garden Grove Residence Deed of Trust.

10.15	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated October 4, 2006, from subsidiaries of Innkeepers USA Trust to a trustee for the benefit of Capmark Bank (“Ontario Hilton Deed of Trust”).

10.16	Deed of Trust Note, dated October 4, 2006, by a subsidiary of Innkeepers USA Trust, relating to the Ontario Hilton Deed of Trust.

10.17	Loan Agreement, dated as of September 21, 2006, between a subsidiary of Innkeepers USA Trust and Merrill Lynch Mortgage Lending, Inc. (“Washington Doubletree Deed of Trust”).

10.18	Promissory Note, dated as of September 21, 2006, by a subsidiary of Innkeepers USA Trust, relating to the Washington Doubletree Deed of Trust.

10.19	Loan Agreement, dated as of September 19, 2006, between a subsidiary of Innkeepers USA Trust and Merrill Lynch Mortgage Lending, Inc. (“Tyson’s Corner Residence Deed of Trust”).

10.20	Promissory Note, dated as of September 19, 2006, by a subsidiary of Innkeepers USA Trust, relating to the Tyson’s Corner Residence Deed of Trust.

10.21	Loan Agreement, dated as of September 19, 2006, between a subsidiary of Innkeepers USA Trust and Merrill Lynch Mortgage Lending, Inc. (“San Antonio Homewood Deed of Trust”).

10.22	Promissory Note, dated as of September 19, 2006, by a subsidiary of Innkeepers USA Trust, relating to the San Antonio Homewood Deed of Trust.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

/s/ Dennis M. Craven
November 8, 2006	Dennis M. Craven
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Purchase and Sale Agreement and Escrow Instructions, dated July 21, 2006 (“RLJ Purchase Agreement”), between affiliates of the RLJ Urban Lodging Funds and a subsidiary of Innkeepers USA Trust for the Hilton, Ontario, CA; Hilton Suites, Orange, CA; Residence Inn by Marriott Garden Grove, CA; and Residence Inn by Marriott San Diego, CA.

10.2	First Amendment to RLJ Purchase Agreement, dated August 4, 2006.

10.3	Second Amendment to RLJ Purchase Agreement, dated August 7, 2006.

10.4	Third Amendment to RLJ Purchase Agreement, dated October 4, 2006.

10.5	Indemnification Agreement, dated March 31, 2006, between Innkeepers USA Trust and Dennis M. Craven.

10.6	Severance Agreement, dated March 31, 2006, between Innkeepers USA Trust and Dennis M. Craven.

10.7	First Amendment to Credit Agreement, dated as of September 27, 2006, among Innkeepers USA Trust and Innkeepers USA Limited Partnership, as Borrowers, Wells Fargo Bank, N.A., as Administrative Agent, Sole Lead Arranger, and Lenders named therein.

10.8	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated June 14, 2005, relating to the Hilton Suites Anaheim, CA (the “Anaheim Hilton Deed of Trust”), in favor of Wells Fargo Bank, N.A. as trustee for pass-through certificate holders.

10.9	Loan Assumption and Modification Agreement, dated October 4, 2006, relating to the loan secured by the Anaheim Hilton Deed of Trust, between original borrowers, subsidiaries of Innkeepers USA Trust and Wells Fargo Bank, N.A., as trustee for pass-through certificate holders.

10.10	Deed of Trust Note, dated June 14, 2005 (“Anaheim Hilton Note”), by original borrower, relating to the loan secured by the Anaheim Hilton Deed of Trust, and Allonge to Anaheim Hilton Note, dated October 4, 2006, by a subsidiary of Innkeepers USA Trust.

10.11	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated October 4, 2006, from subsidiaries of Innkeepers USA Trust to a trustee for the benefit of Capmark Bank (“San Diego Residence Deed of Trust”).

10.12	Deed of Trust Note, dated October 4, 2006, by a subsidiary of Innkeepers USA Trust, relating to the San Diego Residence Deed of Trust.

10.13	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated October 4, 2006, from subsidiaries of Innkeepers USA Trust to a trustee for the benefit of Capmark Bank (“Garden Grove Residence Deed of Trust”).

10.14	Deed of Trust Note, dated October 4, 2006, by a subsidiary of Innkeepers USA Trust, relating to the Garden Grove Residence Deed of Trust.

10.15	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, dated October 4, 2006, from subsidiaries of Innkeepers USA Trust to a trustee for the benefit of Capmark Bank (“Ontario Hilton Deed of Trust”).

10.16	Deed of Trust Note, dated October 4, 2006, by a subsidiary of Innkeepers USA Trust, relating to the Ontario Hilton Deed of Trust.

10.17	Loan Agreement, dated as of September 21, 2006, between a subsidiary of Innkeepers USA Trust and Merrill Lynch Mortgage Lending, Inc. (“Washington Doubletree Deed of Trust”).

10.18	Promissory Note, dated as of September 21, 2006, by a subsidiary of Innkeepers USA Trust, relating to the Washington Doubletree Deed of Trust.

10.19	Loan Agreement, dated as of September 19, 2006, between a subsidiary of Innkeepers USA Trust and Merrill Lynch Mortgage Lending, Inc. (“Tyson’s Corner Residence Deed of Trust”).

10.20	Promissory Note, dated as of September 19, 2006, by a subsidiary of Innkeepers USA Trust, relating to the Tyson’s Corner Residence Deed of Trust.

10.21	Loan Agreement, dated as of September 19, 2006, between a subsidiary of Innkeepers USA Trust and Merrill Lynch Mortgage Lending, Inc. (“San Antonio Homewood Deed of Trust”).

10.22	Promissory Note, dated as of September 19, 2006, by a subsidiary of Innkeepers USA Trust, relating to the San Antonio Homewood Deed of Trust.

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002