Form 10-K
period 2006-12-31
INNKEEPERS USA TRUST/FL
filed 2007-03-01
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d)

of the SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☒                          Accelerated filer  ☐                          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s single class of common equity, its common shares, $.01 par value per share, as of June 30, 2006, was 45,182,011. The aggregate market value of the common shares held by nonaffiliates of the registrant as of June 30, 2006 was $751,406,000 (based on the last sale price of the common shares on June 30, 2006).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2007 proxy statement to be filed with the Securities and Exchange Commission (SEC) with respect to the Registrant’s Annual Meeting of Shareholders to be held on May 2, 2007 are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF FEDERAL SECURITIES LAWS INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS “ESTIMATES,” “PROJECTS,” “BELIEVES,” “ANTICIPATES,” “EXPECTS” AND WORDS OF SIMILAR IMPORT. FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED “RISK FACTORS,” “BUSINESS—NARRATIVE DESCRIPTION OF BUSINESS—INTERNAL GROWTH STRATEGY,” “—BUSINESS—NARRATIVE DESCRIPTION OF BUSINESS—ACQUISITION AND DEVELOPMENT STRATEGY,” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” SUCH FORWARD-LOOKING STATEMENTS SHOULD NOT BE RELIED ON BECAUSE THEY RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OUR COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED AND IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED IN THE “RISK FACTORS” SECTION OF THIS ANNUAL REPORT ON FORM 10-K, AND IN OTHER REPORTS FILED BY US FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ARE NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K, THE WORDS “COMPANY”, “WE”, “OUR” AND “US” REFER TO INNKEEPERS USA TRUST AND ITS CONSOLIDATED SUBSIDIARIES UNLESS OTHERWISE STATED OR THE CONTEXT OTHERWISE REQUIRES.

PART I

Item 1. Business

(a) General

Innkeepers USA Trust (“Innkeepers”) is a self-administered real estate investment trust (“REIT”). At December 31, 2006, Innkeepers owned 75 hotels with an aggregate of 9,904 rooms/suites through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership”), and a 49% interest in one hotel with 355 rooms in an unconsolidated entity. The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the hotels from the Partnership (the “TRSs”, and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 71 of the hotels, an entity in which the IH Manager owns a minority interest manages two of the hotels, and a third party unaffiliated with the Company or the IH Manager manages one of the hotels. Two hotels, comprising a total of 393 rooms, are closed for substantial renovation and re-branding, and upon re-opening, will be managed by the IH Manager.

The Company’s primary focus is acquiring or developing premium-branded upscale extended-stay, mid-priced limited service, and select-service hotels, the core of the Company’s portfolio; selected all-suite, or full-service hotels; and turn-around opportunities for hotels that operate under or can be converted to the industry’s leading brands. Fifty of the Company’s hotels are in the upscale extended-stay market and operate under brands such as Residence Inn by Marriott, Homewood Suites by Hilton or Summerfield Suites by Hyatt. Upscale extended-stay hotels typically have the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their services and amenities include complimentary breakfast and evening hospitality hour, high speed internet access, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities. Our mid-priced hotels operate under brands such as Hampton Inn and TownePlace Suites, which offer services and amenities such as complimentary breakfast, high-speed internet access, local calls, an in-room movie channel, and daily linen and room cleaning service. Our full service hotels offer services and amenities such as full service restaurants, lounges, room service, meeting rooms, banquet and catering services, as well as providing high-speed internet access, local calls, an in-room movie channel, and daily linen and room cleaning service.

The following charts set forth certain information with respect to our 75 wholly-owned hotels at December 31, 2006:

Industry Classification and Franchise Affiliation	Number of Hotels	Number of Rooms/Suites	Percentage of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	44	5,437	54.8%
Summerfield Suites	5	650	6.6%
Homewood Suites by Hilton	1	146	1.5%
Sunrise Suites (1)	1	96	1.0%

	51	6,329	63.9%

Upscale
Doubletree Guest Suites	1	105	1.1%
Four Points by Sheraton	1	216	2.2%
Courtyard by Marriott (2)	3	529	5.3%
Westin (3)	1	224	2.3%
Hilton	1	309	3.1%
Hilton Suites (3)	1	230	2.3%
Sheraton	1	155	1.6%
Bulfinch—Boston, MA	1	80	0.8%

	10	1,848	18.7%

Mid-Price
Hampton Inn	12	1,497	15.0%
TownePlace Suites	1	95	1.0%
Best Western	1	135	1.4%

	14	1,727	17.4%

	75	9,904	100.0%

(1)	The Sunrise Suites hotel is operated independent of any franchise as of March 1, 2007, the Bulfinch hotel is operated independent of any franchise.
(2)	Includes two hotels (with a total of 393 rooms) closed for renovation and conversion to the Courtyard by Marriott brand.
(3)	This is a full-service upper-upscale hotel.

State	Number of Hotels	Number of Rooms/Suites	Percentage of Rooms/Suites
California	14	2,445	24.7%
New Jersey	7	1,099	11.1
Florida	6	815	8.2
Texas	5	690	7.0
Michigan	6	596	6.0
Illinois	4	560	5.7
Washington	4	504	5.1
Maryland	4	548	5.5
Kentucky	3	349	3.5
Pennsylvania	3	325	3.3
New York	3	318	3.2
Virginia	3	305	3.1
Colorado	2	284	2.9
Georgia	2	280	2.8
Connecticut	2	192	1.9
Massachusetts	2	179	1.8
Washington, D.C.	1	105	1.1
Indiana	1	88	0.9
Ohio	1	80	0.8
Maine	1	78	0.8
Kansas	1	64	0.6

	75	9,904	100.0%

2003-2004 Restructuring Transactions

From January 1, 2003 through November 30, 2003, 60 of our hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage rent based on the room revenues of the hotel. A hotel acquired in June 2003 was leased by the Company to a TRS, and the TRS engaged the IH Manager to manage the hotel. As of December 1, 2003, wholly-owned TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 hotels. The IH Lessee continued to lease and manage 37 hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, TRSs acquired the Percentage Leases on the remaining 37 hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those hotels as those Percentage Leases were acquired. We refer to this transaction as the “TRS Transaction”. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, owned the IH Lessee and owns the IH Manager. In 2003-2004, the IH Lessee (1) converted the agreements under which 17 hotels were franchised and managed by affiliates of Marriott International, Inc. (“Marriott”) into long-term franchise agreements with Marriott and (2) became the manager of the hotels. The TRSs subsequently assumed the IH Lessee’s obligations under those franchise agreements. Under those agreements, the TRSs pay Marriott (1) a franchise royalty fee of 6.5% of room revenues for ten years and a 5% royalty thereafter and (2) $850,000 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004. We refer to this transaction as the “Marriott Takeback Transaction.”

(b) Financial Information about Industry Segments

The Company is in the business of acquiring equity interests in hotels. The Company manages its hotel investments individually and in the aggregate as one segment.

(c) Narrative Description of Business

General. The Company is a self-administered Maryland real estate investment trust, which owned 75 Hotels with 9,904 rooms and a 49% interest in a 355-room hotel in an unconsolidated entity at December 31, 2006. Innkeepers had 36 employees at December 31, 2006.

Internal Growth Strategy. The Company seeks to maximize revenue and profit at its hotels through: (i) aggressive asset management, which includes insuring that its hotel managers maximize the franchise brands’ marketing programs, developing timely sales management policies and plans, developing operational initiatives for the hotels that increase guest satisfaction, maximizing property management efficiencies, controlling cost, and (ii) continuing reinvestment in the hotels.

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

Sales and Revenue Management. The IH Manager utilizes regional sales management oversight to coordinate, direct and manage the sales activities of personnel located at each hotel. Each property has a detailed annual marketing plan as well as regularly updated action plans that outline the strategy relative to corporate accounts, market segments, group revenue and special event goals. The IH Manager employs directors of sales and dedicated sales associates at the hotels to lead local sales efforts. The regional directors serve as a liaison to national corporate customers as well as the franchise brands’ national sales representatives, to maximize revenue and to minimize potential customer loss to competitors. The regional directors are responsible for overseeing the development and execution of targeted action plans as well as recruiting and developing “Best of Class” sales representation. The IH manager employs a corporate revenue management team to provide tools that assist in increasing revenue efficiency. The revenue management team offers leadership, guidance and expertise through daily calls to support the hotels’ planning and execution of fundamental revenue management principles. This includes pricing relative to market demand and competitive pricing; assisting in the establishment of corporate account rates and group pricing; yield management tactics; and turndown and market share analysis. Additionally, this team ensures that each property maximizes the franchise brands’ reservation system contribution capabilities.

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

The Company spent approximately $28.6 million, $17 million and $25 million in 2006, 2005 and 2004, respectively, for furniture, fixtures and equipment and certain other capital expenditures at the hotels owned during these periods. These amounts exclude acquisition, development, and conversion costs. The Company expects to spend approximately $36 million, excluding acquisition, conversion and development costs, for such purposes in 2007. The Company spent $18.5 million on conversion and development projects under construction during 2006 and expects to spend approximately $28 million in 2007 on these projects.

Franchise Agreements. The Company seeks to affiliate its hotels with premier franchise companies and brands that offer robust marketing support and services and that have demonstrated their ability to command revenue premiums over other brands. The Company’s hotels operate under the Residence Inn by Marriott, Summerfield Suites, Homewood Suites by Hilton, Doubletree Guest Suites, Westin, Four Points by Sheraton, Courtyard by Marriott, Hilton, Hilton Suites, Sheraton, Hampton Inn, TownPlace Suites and Best Western brands. The franchise licenses for our hotels are held by our TRSs. The franchise agreements require the payment of fees based on a percentage of hotel room revenue. The franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The results of these inspections can result in additional capital expenditure requirements, or additional operational, marketing or repairs and maintenance expenses. The Company or its subsidiaries have guaranteed certain obligations of the TRSs under the franchise licenses.

Acquisition and Development Strategy. The Company’s primary focus is acquiring or developing premium-branded upscale extended-stay, mid-priced limited service and select-service hotels, the core of the company’s portfolio; selected full-service or all-suite hotels; and turn-around opportunities for hotels that operate under or can be converted to the industry’s leading brands.

Target Markets. The Company generally focuses on markets that have high barriers to entry relative to other markets and is currently emphasizing markets that include northern New Jersey, southern California, and the Washington, D.C. metropolitan area. The Company’s preferred markets are generally characterized by scarcity or high cost of available land, extensive permit approval requirements, restrictive zoning, stringent local development laws, a relatively long lead time required to develop and relatively higher costs associated with such development. In addition, the Company seeks out submarkets within favorable regions that have multiple fast-growing demand generators, such as major office or manufacturing complexes, airports, major colleges and universities and medical centers with convenient access to major thoroughfares. The Company currently has hotels in 21 states and Washington, D.C.

Target Customer. Most of the Company’s existing hotels are generally focused on the business customer. It is the Company’s intent to continue to acquire hotels that cater principally to business travelers, but the Company also is seeking to selectively acquire hotels that target families and leisure travelers.

Acquisitions. The Company focuses on acquiring upscale extended-stay hotels, such as Residence Inn by Marriott, Homewood Suites by Hilton and Hyatt Summerfield Suites, because of their strong performance. This performance has resulted primarily from (i) the prevailing social and economic forces that increase the demand for these hotels, including the increasing tendency of businesses to conduct on- and off-site training for employees, corporate out-sourcing and the use of consultants, and the general increased mobility of the United States workforce, and (ii) the ability to generate a more consistent revenue stream than traditional hotels due to higher average occupancies and longer average stays. Upscale extended-stay hotels also require less staff and have lower fixed costs than full-service hotels and are designed and operated in a way that typically has resulted in higher operating margin percentages than most full-service hotels. Fifty one of our hotels are upscale extended-stay hotels. In 2006, the Company acquired two Residence Inn hotels with a total of 392 rooms, as part of an acquisition of a total of four hotels with 931 rooms for approximately $216.1 million.

The Company also has traditionally focused on premium branded mid-priced and select service hotels, such as Hampton Inn and Courtyard by Marriott hotels, in order to diversify the portfolio with respect to locations and customer offerings. These hotels generally have operating characteristics including relatively low staffing and focused amenities that should result in favorable operating margin percentages, which are further benefited by our alignment with the premium mid-priced and select service hotel brands. In 2005, the Company acquired one 83-room Hampton Inn hotel for $10 million (including closing costs and expected capital expenditures) and one 190 room hotel for $18 million that will be re-opened in as a Courtyard by Marriott in May 2007 following a $14 million conversion project. The Company also acquired in 2005 an 80 room select service hotel for approximately $19.6 million. Due to its location in downtown Boston, MA and high level of finish, the Company has determined that aligning this hotel with a hotel brand would not generate incremental profit and therefore as of March 1, 2007 this hotel will be operated independently of a brand.

The Company has determined to selectively seek to acquire full-service hotels as well, where they can be acquired for opportunistic prices and in our target markets with strong growth fundamentals and relatively high barriers to entry. The Company expects that due to higher average daily rates and the relatively high occupancy rates experienced in the markets where we would seek to acquire full-service hotels, these hotels will favorably impact the Company’s gross margins, though they will have generally higher fixed costs, generally lower operating margin percentages and longer ramp up periods than our upscale extended-stay, mid-priced or select service hotels. In May 2004, the Company acquired the 216 room Four Points by Sheraton hotel in Ft Walton Beach, FL for approximately $30 million. In 2005, the Company acquired for $35.1 million the newly renovated 224-room Westin Governor Morris hotel in Morristown, NJ. In 2006, the Company acquired one 309 room Hilton hotel and one 230-suite Hilton Suites hotel, as part of an acquisition of four hotels with a total of 931 rooms for approximately $216.1 million. Also in 2006, the Company acquired for $23.5 million a new 155-room Sheraton hotel in Rockville, MD, and acquired for $4.3 million a 49% interest in a joint venture owning an existing 355-room Sheraton hotel in Raleigh, NC.

Acquisition of Under-Performing hotels. We also periodically seek to acquire under-performing mid-priced and full-service hotels that have the potential for strategic repositioning in the market or re-flagging to a premium franchise brand in the upscale segment, or that can benefit from substantial renovation. Generally, hotels that meet the Company’s investment criteria include (i) poorly managed hotels that have the potential for increased performance following the introduction of a quality management team, (ii) hotels in a deteriorated physical condition that could benefit significantly from renovation, and/or (iii) hotels in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes is superior, such as Hampton Inn or Courtyard by Marriott. In June 2004, the Company acquired for $6.4 million an existing 173-room hotel in Louisville, KY. The Company closed the hotel in October 2004 for renovations to convert the hotel to a Hampton Inn, which opened in August 2005. In June 2003, the Company acquired for $8.6 million an existing 203-room hotel in Atlantic City, NJ. The Company closed the hotel to begin an $18 million renovation to convert the hotel to a Courtyard by Marriott and is expected to open in July 2007. In January 2005, the Company acquired for $18 million an existing 190-room hotel in Montvale, NJ. The Company closed the hotel to begin a $14 million renovation to convert the hotel to a Courtyard by Marriott and is expected to open in May 2007.

Development. The Company also reviews other development opportunities for hotels that are consistent with its target market, product and brand strategies. The Company currently focuses on developing (1) upscale extended-stay hotels, such as Residence Inn by Marriott and Homewood Suites by Hilton hotels, (2) select service hotels such as Hampton Inn, Hampton Inn & Suites, Courtyard by Marriott or Aloft hotels and (3) all-suite hotels, such as Embassy Suites hotels. The Company intends to only pursue selective development of hotels that meet its underwriting requirements (i) when the Company believes that projected incremental returns adequately compensate for the costs and any incremental risk assumed by the Company, (ii) when the Company believes that a hotel developed by the Company will create or increase synergies with other Company-owned hotels in the area that will enhance the performance of all of those hotels or (iii) in order to maintain control of a site determined to have superior hotel potential. In September 2004, the Company acquired a land site in Valencia, CA for $3.7 million to develop a 157-suite Embassy Suites hotel for a total cost of approximately $22 million, which is expected to open in the second or third quarter of 2007. The Company is pursuing several other development opportunities in its target markets that are currently in the planning and entitlement phase, and expects to acquire land and begin construction on some of these opportunities in late 2007 or early 2008.

Hotel Disposition Strategy. The Company disposes of certain hotels when it believes (i) a superior return can be generated because of rapid price appreciation or re-development opportunities, and the proceeds can be redeployed to generate more income; (ii) the operating performance of the hotel has been maximized and it can sell on a favorable basis, (iii) the operating performance of a hotel is declining and will continue to decline due to new competitors opening in the market or the loss of demand generators, (iv) the franchise affiliation of the hotel no longer is complementary to the Company’s long-term strategic initiatives or (v) the cost of franchisor requirements for the hotel becomes unattractive in light of the performance and prospects for the hotel. During 2005, the Company sold three hotels for total proceeds of $21.3 million. During 2006, the Company sold excess land in Binghamton, NY for $425,000 and recognized a gain on the sale of assets of $75,000.

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

Each year we are required to submit an annual written certification (Section 303A) to the New York Stock Exchange regarding certain corporate governance and compliance issues. In 2006, 2005 and 2004, the Company filed this written certification noting no qualifications. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Item 1A. Risk Factors.

An investment in the Company is subject to significant risks, including those that we disclose in reports filed from time to time with the SEC. See “Risk Factors” beginning on page R-1 of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties

The following table sets forth certain information regarding the Company’s 75 wholly-owned hotels by brand (in thousands, except statistical, share and per share data).

		Year Ended December 31, 2006
	Number of Rooms/ Suites	Number of Hotels	Room Revenue	Occupancy (1)	ADR (1)	RevPAR (1)
Residence Inn by Marriott	5,437	44	$167,301	77.5%	$112.63	$87.29
Hampton Inn	1,497	12	32,472	65.4	102.68	67.19
Summerfield Suites	650	5	20,395	78.9	105.00	82.81
Hilton	309	1	3,296	66.1	106.49	70.40
Hilton Suites	230	1	2,098	71.1	115.79	82.29
Sheraton	155	1	212	19.6	37.2	27.0
Four Points by Sheraton	216	1	6,165	68.57	128.61	88.18
Courtyard by Marriott	136	1	3,825	71.3	106.55	77.05
Best Western	135	1	2,646	59.4	90.33	53.70
Westin	224	1	8,963	63.0	173.96	109.63
Homewood Suites by Hilton	146	1	6,032	80.2	141.19	113.19
Doubletree Guest Suites	105	1	5,278	76.1	180.86	137.70
TownePlace Suites	95	1	2,392	78.7	87.67	68.97
Clarion (Bulfinch—Boston, MA) (2)	80	1	3,003	65.1	157.95	102.84
Sunrise Suites (2)	96	1	2,153	64.3	88.83	57.08
Hotels closed for conversion	393	2	—	—	—	—
Consolidated Total / Weighted Average (3)	9,904	75	$266,231	74.8%	$111.54	$83.45

(1)	Represents the occupancy, ADR and RevPAR of the hotels for 2006. ADR is calculated by dividing room revenue by rooms sold. RevPAR for a hotel is calculated by multiplying its ADR by its occupancy rate. These non GAAP metrics are key revenue statistics in the hotel industry and are used by most interested parties to measure hotel room revenue performance.

(2)	The Sunrise Suites hotel is operated independent of a franchise brand. As of March 1, 2007, the Bulfinch hotel is operated independent of a franchise brand.
(3)	Consolidated weighted average occupancy, ADR, and RevPAR results includes 65 hotels, and excludes 10 wholly-owned hotels with a total of 2,311 rooms comprised of (a) three hotels closed for renovation and conversion during part or all of the periods presented with a total of 566 rooms, and (b) seven hotels acquired during 2006 and 2005 with a total of 1,390 rooms.

The Percentage Leases. Each Percentage Lease contains provisions substantially similar to those described below, and the Company intends that future percentage leases with respect to additional hotels it may acquire will contain substantially similar provisions. All of the Percentage Leases are between subsidiaries of the Company that own interests in the hotels and TRSs, which are indirect, wholly-owned subsidiaries of the Company. The rent paid under Percentage Leases is eliminated upon consolidation in the Company’s financial statements. Nonetheless, we believe that an understanding of the Percentage Leases remains important to investors because, among other reasons, incentive management fees are payable to the IH Manager of 50% of hotel available cash flow, which is the amount remaining after the TRSs fully satisfy their rent obligations to the Company and their other obligations under the Percentage Leases.

Percentage Lease Terms. Percentage Leases executed or renewed after the TRS Transaction have had terms of five years, and the Company expects that the terms of new and renewed Percentage Leases in the future will be five years.

Rent Payable Under the Percentage Leases. The Percentage Leases provide for the payment of percentage rent based upon percentages of room revenue (“Percentage Rent”). Under the Percentage Rent formula, the Company generally receives between 30% and 35% of room revenue at a hotel up to a specified level (“Revenue Break Point”) and between 68% and 70% of room revenue in excess of the Revenue Break Point. Each Percentage Lease also provides for a fixed annual base rent (“Base Rent”). Percentage Rent and Base Rent are referred to sometimes as “Rent.” The Percentage Leases generally provide that annual Base Rent and the Revenue Break Points are adjusted annually based on changes in the U.S. Consumer Price Index (“CPI”). The CPI increases effective January 1, 2007, 2006 and 2005 were 2.5%, 3.5%, and 3.4%, respectively. Upon expiration of a lease term, the rent formula for the renewal term will be re-set to produce a then-current market rate rent. (See “—The Management Agreements with the IH Manager” below).

Other than property taxes and insurance, ground rent (where applicable), the cost of certain furniture, fixtures and equipment and capital expenditures, which are obligations of the Company, the Percentage Leases require the TRSs to pay Base Rent, Percentage Rent and the hotel-level operating expenses (including franchise and management fees) of the hotels during the terms of the Percentage Leases.

Maintenance and Modifications. The Percentage Leases obligate the Company to make available to the TRSs for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the hotels an amount equal to 4% or 5% of room revenues from the hotels per month on a cumulative basis. The Company’s obligation is carried forward to the extent that such amounts are not spent. Generally, the Company directly contracts for, supervises and funds capital expenditures, and on properties subject to mortgages the capital funds are generally held in escrow by the lender. The Company intends to cause the expenditure of amounts in excess of the obligated amounts if necessary to comply with the reasonable requirements of any franchise license or management agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company. Otherwise, the TRSs are required, at their expense, to (i) maintain the hotels in good order and repair, (ii) pay for all hotel-level operating expenses and (iii) comply with the requirements of any of the Company’s loan agreements (to the extent applicable to property operations or cash management), any franchise agreement, any management agreement and applicable law.

Insurance. Each Percentage Lease specifies comprehensive insurance to be maintained on each of the hotels, including liability, property and casualty and extended coverage. The Company’s loan agreements and the franchise agreements also require insurance which may be more comprehensive than that required by the Percentage Leases.

The Management Agreements with the IH Manager. All but three of the Company’s hotels are managed by the IH Manager pursuant to management agreements with the TRSs. The term of each management agreements with the IH Manager is 10 years with two, five-year renewal terms. Certain material terms of the management agreements with the IH Manager are summarized below. The Company subsidiary that owns a hotel subject to a management agreement with the IH Manager guarantees the obligations of the TRS-party to the management agreement. Two hotels are managed by an entity in which the IH Manager owns a minority interest (under short-term agreements), and one hotel is managed by an unaffiliated third party. The following discussion relates to the management agreement with the IH Manger, but is also generally representative of the terms of the management agreements for the two hotels managed by an entity in which the IH Manager is a minority partner.

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

Fees. The IH Manager receives a base management fee of 3% of gross revenues, an accounting services fee of $750.00 per hotel per month, and an incentive management fee of 50% of hotel available cash flow. Hotel available cash flow is defined generally as hotel gross revenue less hotel operating expenses, (including franchise fees), base management fees, the accounting service fees, and percentage lease rent (paid by the TRSs to the Company). When the current term expires for a Percentage Lease for a hotel, the Company expects that the renewal Percentage Lease will include a revised rent formula designed to produce a then-market rent for the hotel. Thereafter, the annual rent included in the calculation of ‘hotel available cash flow’ to determine the incentive management fee payable to the IH Manager for that hotel will be the greater of (i) 7% of the un-depreciated cost of the hotel, plus annual property taxes and insurance; or (ii) 30% of all room revenue up to the revised Revenue Break Point (as defined under “—Percentage Leases—Rent Payable under the Percentage Leases” above) and 68% of all room revenue in excess of the revised Revenue Break Point, with the revised Revenue Break Point being a dollar amount calculated to allocate the expected operating profit of the hotel (before deducting rent payable under the Percentage Lease and as further defined in the management agreements) for the first year of the replacement or renewal Percentage Lease (A) 95% to the Company (in the form of rent payable under the Percentage Lease) and (B) 5% to the TRS (in the form of net income). For all Percentage Leases renewed to date, the actual rent payable under the renewed Percentage Lease rent formulas is used to determine the incentive management fees for the hotels subject to those leases.

All of the hotels managed by the IH Manager are “pooled” for purposes of calculating the incentive management fee during the initial 10-year term of the management agreements, so that the IH Manager will not receive any incentive management fees with respect to “pooled” hotels if the Company has not received from the TRSs at the time of payment all prior and current year Base and Percentage Rent accrued to that date for all “pooled” hotels. (See “—Properties—The Percentage Leases—Rent Payable under the Percentage Leases” above). The Company has not paid any incentive management fees under this agreement through December 31, 2006.

Working capital. The TRSs must maintain sufficient working capital for each hotel, and must otherwise provide funds to meet the cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

Budgeting. The management agreements generally provide that once each year the IH Manager will prepare operational budgets and assist in preparing capital expenditure budgets for the next year, which are subject to the TRSs approval and, in the case of operational budgets, dispute resolution mechanisms. Under the agreements, the TRSs are required to provide to the IH Manager all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements).

Defaults. The management agreements with the IH Manager provide for the right of a non-defaulting party to terminate an agreement upon an event of default as specified in the agreement. Events of default include bankruptcy and failure to comply with the terms of the agreement. In addition, the IH Manager would be in default if it (i) ceases to qualify as an EIC (eligible independent contractor) with respect to the hotel, (ii) is in default under one or more other ‘pooled agreements’ or (iii) fails to cure a default under the franchise agreement arising for any reason other than the Company’s failure to provide capital to improve the hotel. The IH Manager would also be in default under all of the “pooled” management agreements if it is in default under any of the “pooled” management agreements. Upon a TRS default, the IH Manager would generally be entitled to terminate the agreement and receive an early termination fee equal to the fair market value of the management agreement as determined in accordance with the agreement, and certain severance costs. Upon an IH Manager default, the TRS would generally be entitled to terminate the agreement and/or sue for specific performance or damages. However, if the TRS terminates the agreement because the IH Manager ceases to qualify as an EIC due to changes in applicable law, the TRSs sole remedy is termination of the agreement, and the IH Manager is entitled to a payment equal to the fair market value of the agreement less the fair market value of the management agreement the TRS enters into with another manager.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders between October 1, 2006 and December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “KPA.” The following table sets forth for the periods indicated the high and low close sale prices for the common shares, as traded on such exchange.

	High	Low
2006
First quarter	$18.15	$16.05
Second quarter	17.36	15.28
Third quarter	17.44	16.00
Fourth quarter	17.19	15.17
2005
First quarter	$14.24	$12.13
Second quarter	14.94	12.50
Third quarter	16.14	14.82
Fourth quarter	17.93	14.68

On February 26, 2007, the last reported sale price of our common shares as reported by the New York Stock Exchange was $16.99 per share. At February 26, 2007 the Company had approximately 248 holders of record of its common shares. It is estimated that there were approximately 7,400 beneficial owners of the common shares.

IN ORDER TO COMPLY WITH CERTAIN REQUIREMENTS RELATED TO QUALIFICATION OF THE COMPANY AS A REIT, THE COMPANY’S DECLARATION OF TRUST LIMITS THE NUMBER OF COMMON SHARES THAT MAY BE OWNED BY ANY SINGLE PERSON OR AFFILIATED GROUP TO 9.8% OF THE OUTSTANDING COMMON SHARES. (SEE “RISK FACTORS—OUR SHARE OWNERSHIP LIMITATION MAY PREVENT CERTAIN TRANSFERS OF OUR COMMON SHARES” BEGINNING ON PAGE R-1).

The following table sets forth information regarding the declaration and payment of distributions by the Company on its common shares, and Series C Preferred Shares for the years ending December 31, 2006 and 2005:

Quarter to which distribution relates	Record Date	Payment date	Common share distribution amount	Series C Preferred Share distribution amount
2006
First quarter	03/31/2006	04/25/2006	$0.15	$0.50000
Second quarter	06/30/2006	07/25/2006	0.15	0.50000
Third quarter	09/29/2006	10/31/2006	0.20	0.50000
Fourth quarter	12/29/2006	01/30/2007	0.23	0.50000
2005
First quarter	03/25/2005	04/27/2005	$0.06	$0.50000
Second quarter	06/24/2005	07/27/2005	0.10	0.50000
Third quarter	09/30/2005	10/25/2005	0.15	0.50000
Fourth quarter	12/30/2005	01/31/2006	0.15	0.50000

Note 2 to the Company’s financial statements beginning on page F-1 delineates the portion of the distributions that represented ordinary income, return of capital, capital gain and unrecaptured Section 1250 gain.

On February 8, 2007, the Company’s Board of Trustees declared a first quarter distribution of $0.23 per common share and partnership common unit, $0.50 per Series C Preferred Share to holders of record on March 30, 2007. The distribution is payable on April 24, 2007.

To maintain its qualification as a REIT, the Company intends to make annual distributions to its shareholders of at least 90% of its taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by the Board of Trustees and declared by the Company based upon a variety of factors deemed relevant by the trustees, and no assurance can be given that dividend policy will not change in the future. The Company’s ability to pay distributions to our shareholders will depend, in part, upon the performance of the hotels and management companies, principally the IH Manager.

The Company had no sales of unregistered securities in 2006.

Share Based Compensation

Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). Under this method, the Company applies the fair value recognition provisions of SFAS 123R to all employee awards (including options) granted, modified, or settled on or after January 1, 2006, which has resulted in compensation expense being recorded based on the fair value of the awards. Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, because the exercise price of employee share options equaled the market price of the underlying share on the date of grant, no compensation expense was recognized for options. For the year ended December 31, 2006, the Company recognized expense of $1,681,000 pursuant to SFAS 123R, of which $852,000 relates to restricted share grants and $829,000 relates to share options and market condition awards, including $451,000 relating to the portion of the Company’s outstanding performance share awards that may settle in common share equivalents.

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 4,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The 1994 plan was approved by the shareholders of the Company. The Company may grant up to 2,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At December 31, 2006, 838,362 shares remained available for issuance in the form of restricted or performance shares under the 1994 plan (net of 237,500 shares that may be issued in the future under outstanding performance awards that are described below) and 1,000,388 restricted shares were vested. The Company issues new shares upon the exercise of common share options. The following table provides information about the Company’s equity compensation plans described above, as of December 31, 2006.

	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first Column)
Equity Compensation Plans Approved by Shareholders	395,400	$11.52	2,039,612
Equity Compensation Plans Not Approved by Shareholders	—	—	—

The following table summarizes the changes in the Company’s non-vested restricted shares under the 1994 Plan as of December 31, 2006.

Restricted shares	Number of Shares	Weighted average Grant-Date Fair Value
Shares outstanding as of December 31, 2005	195,000	$12.46
Shares granted	37,500	17.24
Shares vested	(73,750)	9.37
Shares cancelled	(35,000)	15.51

Shares outstanding as of December 31, 2006	123,750	$14.89

As of December 31, 2006, there was $1,512,000 of unrecognized compensation cost related to non-vested restricted shares granted under the 1994 plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options granted under the 1994 Plan for the year ended December 31, 2006.

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,003,000	$11.99
Granted	12,500	16.00
Exercised	(620,100)	12.37
Cancelled	—	—
Forfeited	—	—

Outstanding at December 31, 2006	395,400	$11.52

Exercisable at December 31, 2006	386,025	$11.80

Exercise price range of shares under option	$10.25 to $16.00

Of the 395,400 common share options outstanding as of December 31, 2006, 12,500 are incentive share options and 382,900 are non-qualified options. The options vest over varying periods not exceeding ten years. All but 9,375 of the common share options granted in 2006 are fully vested and exercisable, and have a weighted average remaining contractual term of two years. As of December 31, 2006, the aggregate intrinsic value of fully vested common share options was approximately $1.6 million.

The Company’s non-employee trustee share incentive plan provides for the granting of up to 200,000 share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant. The Company has granted to trustees an aggregate of 101,000 non-qualified options to acquire common shares, with exercise prices ranging from $6.93 to $16.69. As of December 31, 2006, 87,000 of these options, with a weighted average exercise price of $10.18, were vested, 14,000 options had been exercised and no options had been forfeited or terminated. The Company has also granted to its non-employee trustees an aggregate of 96,053 restricted shares at a weighted average grant date fair value per share of $12.23, which vest over varying periods not to exceed five years. At December 31, 2006, 92,677 of these restricted shares were vested and 3,376 shares were unvested. Unrecognized compensation cost related to these unvested shares of $30,000 will be recognized over the next 2.0 years.

The Company has granted performance awards that contain a market condition (defined as a vesting condition based in whole or in part upon the Company’s share price) and may result in the issuance of 237,500 common shares and 225,000 common share equivalents (the equivalents may settle in cash). The common shares and equivalents will only be issued if the Company’s compounded annual total shareholder return (share price appreciation plus dividends) exceeds a targeted threshold over a measuring period. The measuring period ends May 30, 2008 or upon the termination without cause, death or disability of the employee, or a change of control of the Company. Any common shares or equivalents issued at the end of the measuring period will vest 50% at issuance and 25% on the first two anniversaries of issuance, or earlier if the employee is terminated without cause, dies or is disabled, or if a change of control occurs.The fair value calculations under SFAS No. 123R for the common shares portion of the performance awards, the common share equivalent portion of the performance awards and the share options were estimated by an independent third party using valuation models. A lattice model was used to calculate the fair value of the common share and common share equivalent awards and the fair value of the share options was calculated using the Black-Scholes option pricing model. The fair value of the common shares portion of the performance awards of $1,312,000 and the share options of $50,000 was fixed on the grant dates. The fair value of the common share equivalent portion of the performance awards of $1,303,000 was remeasured as of December 31, 2006. The following assumptions were used for each of the fair value calculations:

	Common Share Award	Common Share Equivalent Award	Share Options

Measurement date	June 1, 2005	Dec. 31, 2006	Jan. 2, 2006
Common share dividend yield	4.8%	5.5%	4.1%
Expected common share volatility	32.5%	26.7%	32.0%
Risk-free interest rate	3.55%	4.74%	4.31%
Expected term (in years)	5.0	3.5	6.5

For the year ended December 31, 2006, the Company recognized expense of $1,681,000 pursuant to SFAS 123R, of which $852,000 relates to restricted share grants and $829,000 relates to share options and market condition awards, including $451,000 relating to the portion of the Company’s outstanding performance share awards that may settle in common share equivalents. Total compensation expense for non-vested options and market condition awards not yet recognized is approximately $1,621,000 and will be recognized over the next four years.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested options and market condition awards in the years ended December 31, 2005 and 2004 (in thousands except for per share data):

	For the year ended December 31, 2005 Pro Forma	For the year ended December 31, 2004 Pro Forma
Net income (loss) applicable to common shareholders	$11,059	$(1,138)
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of minority interest	(466)	(90)

Pro forma net income (loss) applicable to common shareholders	$10,593	$(1,228)

Basic earnings (loss) per share—as reported	$0.26	$(0.03)
Basic earnings (loss) per share—pro forma	$0.25	$(0.03)
Diluted earnings (loss) per share—as reported	$0.26	$(0.03)
Diluted earnings (loss) per share—pro forma	$0.25	$(0.03)

Share Performance Graph

The following graph compares the change in the Company’s total shareholder return on Common Shares for the period January 1, 2002 through December 31, 2006, with the changes in the Standard & Poor’s 500 Stock Index (the S&P 500 Index), the Russell 2000 Index, and the SNL Financial Hotel REIT Index (“Hotel REIT Index”) for the same period, assuming a base share price of $100.00 for the Common Shares, the S&P 500 Index and the Hotel REIT Index for comparative purposes. The Hotel REIT Index is comprised of nineteen publicly traded REITs which focus on investments in hotel properties. Total shareholder return equals appreciation in stock price plus dividends paid and assumes that all dividends are reinvested. The performance graph is not necessarily indicative of future investment performance. We do not make or endorse any predictions as to future share price performance:

	Period Ending December 31,
Index	2001	2002	2003	2004	2005	2006
Innkeepers USA Trust	$100.00	$81.85	$91.55	$157.75	$183.35	$185.71
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL Hotel REITs Index	100.00	98.65	128.73	170.76	187.50	241.15
S&P 500	100.00	77.90	100.24	111.14	116.59	135.00

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

Item 6. Selected Financial Data

The following tables set forth selected financial and other data for the Company. The following data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company included herein.

The following data has been derived from the audited consolidated financial statements. Consolidated balance sheets as of December 31, 2006 and 2005 and related consolidated statements of income and of cash flows for each of the five years in the period ended December 31, 2006 and notes therein appear beginning on page F-1.

Selected Financial Data (in thousands, except share and per share data)

(in thousands, except share and per share data)	For the years ended December 31,
	2006	2005	2004	2003	2002
Operating data (1):
Total revenue	$286,713	$247,181	$205,029	$83,829	$83,664
Income from continuing operations	30,487	21,290	13,471	4,968	6,176
Income (loss) from discontinued operations	—	(132)	1,129	(13,129)	(7,933)
Gain on sale of assets from discontinued operations	75	1,501	—	—	530
Net income (loss)	30,562	22,659	14,600	(8,161)	(1,227)
Net income (loss) applicable to common shareholders	18,962	11,059	(1,138)	(18,144)	(11,210)
Earnings (loss) per share from continuing operations	0.43	0.23	(0.06)	0.13	0.17
Basic earnings (loss) per share	0.43	0.26	(0.03)	(0.49)	(0.31)
Diluted earnings (loss) per share from continuing operations	0.42	0.23	(0.06)	(0.13)	(0.11)
Diluted earnings (loss) per share	0.42	0.26	(0.03)	(0.49)	(0.31)

	2006	2005	2004	2003	2002
Other data:
Cash provided by operating activities	$88,507	$66,424	$61,427	$51,152	$53,844
Cash used in investing activities	(283,332)	(86,182)	(107,729)	(31,014)	(13,872)
Cash provided by (used) in financing activities	193,413	8,817	59,553	(31,919)	(23,682)
Dividends per common share	0.73	0.46	0.18	0.17	0.40
Dividends per preferred share	2.00	2.00	2.04	2.11	2.16

	2006	2005	2004	2003	2002
Balance sheet data:
Investment in hotel properties	$1,314,692	$1,020,397	$943,012	$856,016	$863,818
Total assets	1,102,006	836,978	795,992	706,740	734,048
Debt	515,290	269,426	286,865	232,174	236,730
Minority interest in Partnership	19,112	47,982	51,088	51,689	52,458
Shareholders’ equity	517,671	483,019	428,892	403,858	428,160

Funds From Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) adopted the definition of funds from operations (“FFO”) in order to promote an industry standard measure of REIT financial and operating performance. The Company believes that the presentation of FFO (defined below) provides useful supplemental information to investors regarding the Company’s financial condition and results of operations. FFO facilitates comparisons of operating performance between periods and between other equity REITs. FFO was developed by

NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Many other real estate companies use FFO as a measure of their financial and operating performance, which provides another basis of comparison for management. FFO, as defined, adds back historical cost depreciation. Historical cost depreciation assumes the value of real estate assets diminishes predictably over a certain period of time. In fact, real estate asset values have historically increased or decreased with market conditions. Additionally, FFO per share targets have historically been used to determine a portion of the incentive compensation of the Company’s senior management.

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

The following presents the Company’s calculations and reconciliations to net income, FFO, diluted FFO and diluted FFO per share for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 (in thousands, except share and per share data):

	2006	2005	2004	2003	2002
Net income (loss) applicable to common shareholders	$18,962	$11,059	$(1,138)	$(18,144)	$(11,210)
Depreciation	38,909	35,356	31,806	31,907	34,199
Depreciation included in discontinued operations	—	—	1,564	2,636	2,936
Depreciation included in equity in loss of unconsolidated entity	128	—	—	—	—
(Gain) loss on sale of Hotels included in discontinued operations	(75)	(1,501)	(782)	57	(530)
Minority interest, common	222	193	(32)	(563)	(379)

Basic FFO	$58,146	$45,107	$31,418	$15,893	$25,016

Minority interest, preferred (1)	2,049	4,273	—	—	—

Diluted FFO (1)	$60,195	$49,380	$31,418	$15,893	$25,016

Denominator for diluted earnings per share (2)	45,611,574	42,266,403	37,576,641	37,357,033	35,954,229
Effect of Dilutive Securities:
Share Options (2)	—	—	155,283	1,135	16,719
Restricted Shares (2)	—	—	149,150	104,574	118,003
Common Units	—	760,519	1,132,237	1,167,425	1,231,494
Class B Preferred Units (1)	2,347,045	3,884,469	—	—	—

Denominator for diluted FFO per share	47,958,619	46,911,391	39,013,311	38,630,167	37,320,445

Diluted FFO per share (1)	$1.26	$1.05	$0.81	$0.41	$0.67

(1)	The conversion of the Series A Preferred Shares into common shares and the Class B preferred units into common units or common shares would be anti-dilutive and, therefore, was not included in the calculation of diluted FFO per share for 2004, 2003, and 2002.
(2)	Share options and restricted shares, were included in the denominator for diluted earnings per share for 2006 and 2005 because the effect of these securities was dilutive to net income per share. Common units were included in the denominator for diluted earnings per share in 2006. Share options and restricted shares were not included in the denominator for diluted earnings per share for 2004, 2003, and 2002 because the effect of these securities would be anti-dilutive to net loss per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share, per share data and operating data)

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

Critical Accounting Policies

The Company discusses below the accounting policies that it believes are critical to an investor’s understanding of its financial results and condition, and require management to make complex judgments and/or assessments of risks. Information regarding certain other accounting policies is included in the notes to the Company’s financial statements.

Long-Lived Assets. Hotels are depreciated over their estimated useful lives. Useful lives are based on management’s estimates of the period over which the assets will generate revenue.

The Company reviews its hotels on an annual basis for “impairment”. The Company also determines on a quarterly basis if any events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. The Company reviewed each of its hotels at December 31, 2006 for impairment and, based on its estimate of each hotel’s future undiscounted cash flows, determined that no impairment existed at any hotel. In determining each hotel’s future undiscounted cash flows, the Company made many assumptions and estimates, including the following: (1) annual cash flow growth rates for revenues and expenses, (2) holding periods of the hotels, (3) expected remaining useful lives of the hotels, and (4) fair value of the hotel upon disposition, if appropriate. In the fourth quarter of 2004 the Company recorded a $626 impairment charge on two of the three hotels that were held for sale at December 31, 2004, which was in addition to an impairment charge of $15,200 recorded in 2003 on three hotels. The impairment charges were based on valuing the hotels at the expected proceeds to be realized upon a sale less closing costs. If the Company’s estimate of the future cash flows of one or more of its hotels were to decrease in future periods, the Company may be required to recognize further impairment charges in those periods and the impairment charges may be significant.

Income Taxes. The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $5,812 (related primarily to accumulated net operating losses) as of December 31, 2006 and the gross deferred tax asset associated with these future tax deductions was approximately $2,240. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the prevalent taxable losses incurred by the TRSs since their inception. As of January 1, 2006, the Company restructured its TRSs so that all of its TRSs are owned by one TRS holding company and will be able to offset taxable income in one of its TRSs with losses of another.

Investments in unconsolidated entities. The Company considers whether its investment in joint ventures, of which the Company only has one related to its 49% investment in a joint venture that owns the Sheraton hotel in Raleigh, N.C., constitutes a variable interest entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities. The Company also considers Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. The Company determined that the Sheraton

Raleigh joint venture is not a VIE because the equity investment is sufficient to finance the activities of the joint venture, the equity investors do not lack decision making rights, the joint venture equity investors have substantive voting rights, there are no expected losses that are not expected to be absorbed by the equity investors, only the equity investors have rights to receive residual returns and the managing member is an affiliate of the 51% investor.

Based on this determination, the Company accounts for its investment in unconsolidated entity in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for investments when it owns greater than 20% of the equity value or has significant influence over the entity. Investments in which the Company owns 20% or less of the equity value and does not have significant influence would be accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company had one investment in an unconsolidated entity during the year ended December 31, 2006, and did not recognize an impairment loss on the investment during the year.

Allocation of purchase price for acquisition of properties. The Company allocates the purchase costs of properties to the assets acquired and the liabilities assumed as provided by Statement of Financial Accounting Standard 141, “Business Combination.” For each acquisition, the Company assesses the value of the land, building, equipment and any identifiable intangibles based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition. In advance of an acquisition, fees and miscellaneous acquisition costs directly identifiable with properties that are being acquired are capitalized to other assets. Upon the purchase of a property, those costs directly identifiable with that property are reclassified to land, building, and equipment. In the event a property is not acquired or no longer is expected to be acquired, costs directly related to the foregone acquisition are charged to expense.

Deferred Lease Acquisition Costs. Deferred lease acquisition costs represent amounts paid to the IH Lessee (as defined in “Business-2003-2004 Restructuring Transactions” above) in consideration for acquiring 60 Percentage Leases from the IH Lessee and entering into management agreements with the IH Manager. The $5.2 million was computed based on the estimated future residual cash flows to the IH Lessee from the Percentage Leases, reduced by the economic value of the management agreements entered into with the IH Manager. In the event of the sale or impairment of any of the related hotels, the Company is required to replace the management contract of the sold hotel with a management contract on a comparable hotel of at least equal value or pay the IH Manager a termination fees equal to the fair market value of the management agreement. The Company has replaced all management contracts for hotels sold as of December 31, 2006. The net deferred asset is evaluated based on a “pool” concept and not associated with any individual hotel, on the basis that (a) the value of the management contracts is protected by termination/substitution provisions, and (b) the replacement of management contracts for sold hotels with new contracts on other hotels did not result in a substantive exchange. This deferred asset is amortized using the straight-line method of amortization over the 10 year life of the original management agreements. We review the asset on an annual basis for impairment and when events or changes in business circumstances indicate that the value of the assets may not be fully recoverable. Upon the sale of a hotel, the Company assesses the value of the terminated management contract and the replacement management contract to determine if there has been a decline in value. The Company reviewed its deferred lease acquisition costs for impairment and has determined that no impairment existed as of December 31, 2006.

Overview

At December 31, 2006, the Company owned 75 hotels with an aggregate of 9,904 rooms/suites and a 49% interest in one hotel with 355 rooms in an unconsolidated entity in 21 states and Washington, D.C.

The Company’s operating results are dependent on maintaining and improving the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of our hotels. Occupancy, ADR and RevPAR results are presented in the following table and show comparable hotels between 2006 and 2005:

	Years ended December 31,		Percentage increase (decrease)
	2006	2005
Portfolio (1):
Occupancy	74.8%	75.2%	(0.5)%
ADR	$111.54	$103.82	7.4%
RevPAR	$83.45	$78.05	6.9%
Upscale Extended-Stay (2):
Occupancy	77.7%	78.2%	(0.6)%
ADR	$112.38	$103.84	8.2%
RevPAR	$87.36	$81.18	7.6%
Upscale (3):
Occupancy	67.7%	68.5%	(1.2)%
ADR	$135.10	$123.57	9.3%
RevPAR	$91.52	$84.70	8.1%
Mid-Priced (4):
Occupancy	65.7%	65.7%	—%
ADR	$100.61	$97.66	3.0%
RevPAR	$66.13	$64.14	3.1%

(1)	Includes 65 hotels, and excludes 10 hotels with a total of 1,956 rooms comprised of (a) three hotels closed for renovation and conversion during part or all of the periods presented with a total of 566 rooms, and (b) eight hotels acquired in 2006 or 2005 with a total of 1,745 rooms.
(2)	Includes 49 hotels.
(3)	Includes three hotels, and excludes two hotels closed for renovation and conversion during part or all of the periods presented, and eight hotels acquired in 2005.
(4)	Includes 13 hotels and excludes the Hampton Inn hotel in Louisville, KY that was closed for renovation and conversion and reopened in August 2005 for a portion of 2005.

Results of Operations

The following paragraphs discuss the Company’s results of operations.

Comparison of the Year Ended December 31, 2006 (“2006”) to the Year Ended December 31, 2005 (“2005”)

Sixty five of the Company’s hotels with a total of 7,948 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for the full twelve months ended December 31, 2006 and 2005. The 11 hotels excluded consist of (a) three hotels with a total of 566 rooms closed for renovation and conversion during part or all of the periods presented and (b) eight other hotels with a total of 1,745 rooms acquired in 2006 or 2005.

The Company had total revenue for 2006 of $286,713, consisting of $286,021 of hotel operating revenue and $692 of other revenue, compared to total revenue of $247,181 for 2005, consisting of $246,655 of hotel operating revenue and $526 of other revenue. Total revenue for the Comparable Hotels increased $15,213, or 6.5%, to $250,132, due primarily to an increase in room revenue of $15,661 that was partially offset by a decrease in telephone revenue of $428 as hotel guests rely more on cell phones.

Room revenue increased $33,742, or 14.5%, to $266,231 in 2006 from $232,489 for 2005. Room revenue for the Comparable Hotels increased $15,661, or 6.9%, to $242,091 in 2006 from $226,430 in 2005. This increase was due to a 6.9% RevPAR increase which was driven mainly by a 7.4% increase in ADR to $111.54. These increases are reflective of industry strength which is driven by the economic growth in the United States, hotel room demand, and moderate supply growth. As reported by Smith Travel Research in their industry performance reports, industry-wide RevPAR, ADR, and occupancy increased 7.5%, 7.0%, and 0.5%, respectively, for the year ended December 31, 2006.

In 2006, the Company’s hotels in Silicon Valley, CA, Chicago, IL, and Seattle, WA, had RevPAR growth of 19.3%, 12.3%, and 11.0%, respectively. Silicon Valley continues to benefit from a rebound in the local economy with growth in high technology company workforces and the influx of bio-technology companies to the region. Additionally, this hotel market had experienced supply contraction since 2001. Chicago’s increase in room demand in 2006 was the highest of the top 15 hotel markets in the United States, as determined by Smith Travel Research, with an increase of 5.8%. In Seattle, Boeing’s recovery from poor operating performance after September 11, 2001, and the resulting growth of Boeing’s suppliers in the Seattle area and the continued growth of Microsoft have propelled this market. The remaining increase of $18,081 in 2006 was due to the hotels acquired in 2006.

Food and beverage revenue increased $4,988 to $11,242 in 2006 from $6,254 in 2005. Food and beverage revenue for the Comparable Hotels remained relatively constant at $1,308 and $1,311 for 2006 and 2005, respectively. The increase of $4,991 in 2006 was primarily due to the acquisition in 2006 of the Hilton Ontario, CA and Hilton Suites Anaheim, CA, which contributed food and beverage revenue of $1,473, and an increase in revenue of $3,407 at the Westin Governor Morris hotel in Morristown, NJ, which was acquired in May 2005. The Westin Governor Morris hotel had food and beverage revenue of $8,328 in 2006.

Telephone revenue decreased $308, or 17.5%, to $1,448 in 2006. Telephone revenue at the Comparable Hotels decreased $428, or 26.8%. Telephone revenue continues to decrease as more and more travelers increasingly use their own cell phones rather than the phones at the Company’s hotels. The increase in other revenue is primarily attributable to the non-comparable hotels.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition costs) for 2006 of $162,859 compared to hotel operating expenses in 2005 of $141,356. Hotel operating expenses for the Comparable Hotels increased $6,643, or 5.1%, to $137,938 in 2006 from $131,295 in 2005. Hotel operating expenses as a percentage of revenue for the Comparable Hotels decreased to 55.1% in 2006 from 55.9% in 2005. This decrease is primarily attributable to the fact that the increase in revenue was driven by an increase in ADR. Generally, less incremental overhead is required to generate ADR-driven revenue increases as compared to occupancy-driven increases and, therefore, ADR-driven increases more favorably impact income. The remaining increase of $14,860 was due to hotels acquired in 2006 and throughout 2005. Key items impacting the increase in hotel operating expenses for the Comparable Hotels are explained below:

a. Rooms expense at the Comparable Hotels increased $1,172, or 2.5%, to $48,586 due primarily to wage increases and inflationary cost increases.

b. General and administrative expenses increased $2,146, or 9.9%, to $23,889. Of this increase, $431 is attributable to the collection of insurance proceeds in 2005 related to an employee theft. Excluding this item, general and administrative expenses increased $1,715, or 7.9%, due primarily to $973 of wage increases, inflationary cost increases and additional expenses for recruiting and personnel retention.

c. Combined, franchise and marketing fees and advertising and promotion costs at the Comparable Hotels increased $1,611, or 6.7%, to $25,742 and correlate with the 6.5% increase in total revenue as franchise and marketing fees are based on a percentage of revenue. Advertising and promotions expenses typically correlate to increased revenue as customer awareness is heightened by increased advertising.

d. Utilities at the Comparable Hotels increased $876, or 7.9%, to $11,919, primarily due to natural gas price increases and electricity rate increases due to regulatory changes in various markets.

e. Management fees increased $486, or 6.9%, directly attributable to the increase in total revenue of 6.5%.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $4,558 to $43,261 in the aggregate in 2006 from $38,703 in 2005. This increase is due to a $2,617 increase in depreciation attributable to hotels acquired in 2006 and 2005, a $1,035 increase in unearned compensation primarily related to share based compensation under the Company’s executive incentive plan of $829, and the balance due to share grants to Trustees of the Company.

Interest expense increased $5,113 to $23,930 in 2006 from $18,817 for 2005. The increase is attributable to $3,254 of additional interest expense on seven new loans totaling $208,700 issued in September and October, 2006 to help fund the acquisition of six hotels in the fourth quarter and $2,371 related to increased borrowings and an increase in the average interest rate on the Company’s line of credit, which were partially offset by lower interest payments on mortgage loans issued prior to 2006 resulting from regular principal payments on those loans. The increased expense on the line of credit is due to an increase in the weighted average interest rate to 6.58% in 2006 from 4.82% in 2005, and, an increase in average borrowings outstanding on the line of credit of $25,999 to $79,238 in 2006 from $53,239 in 2005.

Property taxes and insurance increased $2,601 in 2006 to $13,865 from $11,264 for 2005. Property taxes and insurance for the Comparable Hotels increased $1,275 to $12,124 in 2006 from $10,849 in 2005. This increase was primarily due to significantly higher premiums for windstorm and earthquake coverage on policies renewed during the second quarter 2006, partially offset by refunds from successful property tax appeals of $456. The remaining increase is related to new insurance policies and taxes for hotels acquired in 2006 and 2005,

Corporate general and administrative expenses (excluding amortization of unearned compensation of $1,681 and $647 for 2006 and 2005, respectively) increased $2,077 to $9,774 in 2006 from $7,697 in 2005. This increase was primarily due to $725 of costs for foregone acquisition and development opportunities, an increase in salaries and benefits of $638 due to an increase in employees to 36 from 24 in 2006 and 2005, respectively, and increased costs associated with complying with certain Sarbanes-Oxley rules.

Other charges in 2006 of $(446) was comprised of other income of $745 from insurance proceeds for one hotel which had a substantial number of rooms out of service for an extended period following hurricanes in September 2004, offset by $299 in legal costs associated with exploring a possible sale of the Company. Other charges in 2005 of $3,053 was comprised of extinguishment of debt costs and personnel cost related to the retirement of the Company’s former Chief Financial Officer in the second quarter of 2005.

Minority interest decreased $1,103 in 2006 to $2,271 from $4,466 for 2005. This decrease was primarily due to the redemption for common shares of 3,884,469 preferred partnership units during 2006.

During 2006, the Company realized a gain of $75 on the sale of a land parcel. In 2005, the Company had losses of $132 related to the results of operations of hotels sold in 2005, in addition to a gain on sale of hotels of $1,501.

Preferred share dividends remained constant at $11,600 in 2006 and 2005.

As a result of the continued strength of the hotel industry and the Company’s acquisitions, net income applicable to common shareholders for 2006 was $18,962, or $0.42 per diluted share, compared with net income applicable to common shareholders of $11,059, or $0.26 per diluted share, for 2005. This increase was due to the factors discussed previously.

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

The Company had total revenue for 2005 of $247,181 consisting of $246,655 of hotel operating revenue and $526 of other revenue compared to total revenue of $205,029 for 2004, consisting of $199,634 of hotel operating revenue, $5,010 of Percentage Lease revenue, and $385 of other revenue. The increase in hotel operating revenue and decline in Percentage Lease revenue from 2004 to 2005 was due to (1) improved hotel operating performance as discussed below, (2) the completion of the TRS Transaction and the Wyndham Lease Termination Transaction and (3) hotels acquired in 2005 and 2004.

The TRS Transaction was completed with respect to 22 of the Comparable Hotels with a total of 2,734 rooms on February 1, 2004 and one Comparable Hotel with 174 rooms on March 1, 2004. The Company terminated the leases held by Wyndham International, Inc. on six of the Comparable Hotels with a total of 746 rooms on March 1, 2004 (the “Wyndham Lease Termination Transaction”). The accompanying Statements of Operations reflect Percentage Lease revenue for those hotels for periods prior to February 1, 2004 and March 1, 2004, respectively, and do not reflect all revenues or any operating expenses for those hotels prior to such dates. The Comparable Hotel results discussed below for 2004 assume that the TRS Transaction and Wyndham Lease Termination Transaction were completed for these hotels on January 1, 2004.

Room revenue increased 20.9% or $40,229 to $232,489 in 2005 from $192,260 for 2004. This increase was a result of a 7.15% RevPAR increase at 65 of our hotels (excludes five hotels closed for renovation and conversion during part or all of the periods presented). Room revenue for the Comparable Hotels increased $14,485, or 7.5%, to $207,784 in 2005 from $193,299 in 2004. This increase was due to a 7.8% RevPAR increase which was driven mainly by a 6.7% increase in ADR.

Food and beverage revenue increased $5,193 to $6,254 in 2005 from $1,061 in 2004. This increase was primarily due to the acquisitions of the full service Westin Governor Morris hotel in Morristown, N.J. in May, 2005 and the Four Points by Sheraton hotel in Ft. Walton Beach, FL in May, 2004. Food and beverage revenue for the Comparable Hotels decreased $26 to $542 in 2005 from $568 in 2004.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition) for 2005 of $141,356 compared to hotel operating expenses in 2004 of $115,298. Hotel operating expenses for the Comparable Hotels increased $4,368, or 3.8%, to $120,172 in 2005 from $115,804 in 2004. This increase was due primarily to higher occupancies and increases in payroll related expenses, as well as increased energy costs, repairs and maintenance, franchise and marketing costs. Hotel operating expenses for the Comparable Hotels as a percentage of revenue decreased in 2005 to 57.8% in 2005 from 59.9% in 2004.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation (“Depreciation and Amortization”) increased $3,437 in 2005 to $38,703 in the aggregate from $35,319 for 2004. This increase was primarily due to depreciation on the four hotels acquired in 2005, as well as a full year of depreciation expense for the three hotels acquired in 2004.

Interest expense increased slightly in 2005 to $18,817 from $18,553 in 2004 due to increases in the variable interest rate on our Line of Credit.

Property taxes and insurance in 2005 was $11,264 compared to $11,355 for 2004. Property taxes and insurance for the Comparable Hotels decreased $782 to $10,135 in 2005 from $10,917 in 2004. This decrease was due primarily to a lower property insurance rate on renewed policies, and successful property tax appeals.

Corporate general and administrative expenses increased $2,284, to $7,697 in 2005 from $5,413 in 2004. This increase was due primarily to an increase in salaries, benefits, and recruiting and relocation costs associated with the hiring of new employees, and costs associated with complying with the Sarbanes-Oxley Act of 2002.

Other charges in 2005 increased to $3,053 compared to $875 in 2004. This increase is due to an extinguishment of debt with respect to which we incurred $2,704 in interest, fees and costs in 2005, and personnel cost related to the retirement of the Company’s Chief Financial Officer.

Income from discontinued operations increased from $1,129 in 2004 to $1,369 in 2005. As of December 31, 2005, the Company has no hotels that are classified as “held-for-sale”.

Issuance costs in 2004 of $4,249 were recognized when the Series A preferred shares were redeemed in January 2004.

Net income applicable to common shareholders for 2005 was $11,059, or $0.26 per diluted share, compared with a net loss applicable to common shareholders of $1,138 or $(0.03) per diluted share for 2004. This change was due primarily to the factors discussed previously.

Liquidity and Capital Resources

The Company’s principal source of liquidity is derived from hotel operations. The Company expects that its cash from hotel operations during 2007 will not be adequate to meet its liquidity and capital expenditure needs during the year, excluding acquisitions, development, and re-branding projects. The Company currently anticipates a cash shortfall of approximately $10 million in 2007 due to higher than usual capital expenditures resulting from renovation projects deferred from 2006 to 2007. The Company may elect to defer any of its 2007 planned projects at its discretion. The Company currently expects to fund the cash shortfall as well as any acquisitions, development, or re-branding projects primarily with the Company’s current cash on hand and by borrowing on its line of credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents at December 31, 2006 and 2005 were $10,485 and $11,897 respectively. Net cash provided by operating activities increased from $66,424 in 2005, to $88,451 in 2006. The increase in net cash provided by operating activities was primarily due to an increase in net income of $8,048 due to improved hotel operations, an increase in depreciation of $3,553, an increase in accounts payable of $6,295, and a decrease in accounts receivable of $1,680. The increase was partially offset by the increase in prepaid and inventory of $1,832. The increase in net income was primarily due to a 6.9% RevPAR increase at our hotels in 2006 from 2005 and the increased depreciation and accounts payable is a result of the acquisitions made in 2006 and 2005.

Net cash provided by operating activities increased from $61,427 in 2004, to $66,424 in 2005. The increase in net cash provided by operating activities was primarily the result of an increase in net income to $22,659 in 2005 from $14,600 in 2004, which was partially offset by a decrease in accounts receivable. The increase in net income was primarily due to a 7.15% RevPAR increase at our hotels in 2005 from 2004.

Net cash used in investing activities was $283,276 for 2006. This was comprised primarily of (1) investment in hotels of $274,281, primarily (a) $225,062 related to acquisitions of five wholly-owned hotels during the fourth quarter 2006, (b) $18,472 related to the Company’s three conversion or development projects, and (c) $28,641 related to planned capital improvements at our existing hotels, (2) investment in an unconsolidated entity of $4,277 related to our acquisition of a 49% interest in the Sheraton Raleigh, NC, and (3) investment in deferred acquisition and pre-development cost of $5,757 related to the Company’s developments. Please see the discussion under “Capital Expenditures” below.

Net cash used in investing activities was $86,182 for 2005. This was comprised primarily of the acquisition of four hotels for $82,700 and capital expenditures of $27,080 (including $9,588 for conversion and development costs), offset by $20,827 of hotel sales proceeds and a $4,106 change in restricted cash.

Net cash provided by financing activities was $193,413 for 2006, consisting primarily of proceeds from debt issuance and borrowings on the line of credit of $365,000, proceeds from issuance of shares for options exercised of $7,840, offset by payments on the line of credit and principal amortization of $132,836, distributions paid of $43,863 to common and preferred shareholders, loan origination costs of $1,674 associated with new loans issued in 2006 and an amendment to the Company’s line of credit, and payments of franchise obligation of $1,054. During 2006, the Company issued $75 million of mortgage notes with interest at a rate of 6.03% per annum, $120 million of mortgage notes with interest at a rate of 5.98% per annum and assumed a $13.7 million mortgage note bearing interest at a rate of 5.41% per annum.

Net cash provided by financing activities was $8,817 for 2005, consisting primarily of proceeds from issuance of common shares of $59,594 and borrowings on the line of credit of $100,000, which were partially offset by payments on the line of credit and principal amortization of $117,439, and distributions paid of $31,722.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and common units since its inception. Distributions for the 2006 first, second, third, and fourth quarter were $0.15, $0.15, $0.20, and $0.23, respectively, per common share or common unit. Quarterly preferred distributions on each Class B preferred unit of the partnership (other than those held by the Company) of $0.275 were paid for the first, second, and third quarter of 2006. On November 1, 2006 all Class B preferred units converted to common units. Dividends of $0.50 were paid on each Series C preferred share for each of the first, second, third, and fourth quarters of 2006. The timing and amount of any future distributions will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current distributions levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

In January 2004, the Company completed an offering of 5,800,000 Series C preferred shares. The Series C preferred shares may be redeemed at the $25.00 liquidation preference at the election of the Company on or after January 20, 2009. The Series C preferred shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. Each Series C preferred share is entitled to a quarterly dividend of $0.50. The net proceeds from the offering were approximately $140,300 and the Company used approximately $115,700 to redeem all of the Company’s outstanding Series A preferred shares and the balance for general corporate purposes.

Financing

In making future investments in hotels, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. The interest rate on the Company’s $205 million unsecured line of credit was LIBOR plus 115 to 175 basis points, depending on certain financial ratios. At December 31, 2006, the interest rate on the line of credit was LIBOR plus 140 basis points, or 6.85%. The line of credit matures in September 2008. The actual amount that can be borrowed under the line of credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At December 31, 2006, the Company (i) had $107,000 of borrowings outstanding under the line of credit and (ii) had available approximately $86.5 million under the line of credit for additional borrowings, net of outstanding letters of credit of $11.5 million. At December 31, 2006, the Company was in compliance with all financial covenants contained in all of its various loan agreements.

During the third quarter 2006, the Company amended its unsecured line of credit to increase borrowing capacity and to extend the maturity date. A summary of the key changes follows:

	As Amended	Original
Total borrowing capacity:	$205,000	$135,000
Maturity date:	Sept. 30, 2008	July 23, 2007
Applicable margin on indebtedness to implied value
a. < 50% > 45%	1.75%	2.25%
b. < 45% > 40%	1.55%	2.00%
c. < 40% > 35%	1.40%	1.625%
d. < 35% > 25%	1.25%	1.50%
e. < 25%	1.15%	1.40%

The following table summarizes certain information concerning the Company’s debt at December 31, 2006 and 2005:

	2006	2005
Investment in Hotel properties	$1,314,692	$1,020,397
Debt	515,290	269,426
Percentage of debt to investment in Hotel properties	39.2%	26.4%
Percentage of fixed rate debt to total debt	77.3%	72.5%
Weighted average interest rates on:
Fixed rate debt	6.84%	7.82%
Variable rate debt	6.57%	5.27%
Total debt	6.78%	7.18%
Number of Hotels properties:
Encumbered	44	36
Unencumbered	32	34

Future scheduled principal payments, excluding the non-cash portion on one of the Company’s mortgage loans of $1,197, for the Company’s debt at December 31, 2006 are as follows:

Year	Amount
2007	$26,916
2008	112,465
2009	75,119
2010	51,797
2011	3,555
Thereafter	244,241

$514,093

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

Capital Expenditures

The Company leases all of its hotels to TRSs under separate Percentage Leases (See “Business-General” above for definition of “TRS” and “Percentage Leases”). The Percentage Leases generally require the Company to make available an amount equal to 4% or 5% of room revenues from the hotels, per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the hotels. Certain of the Company’s loans require that the Company make available for such purposes, at the hotels collateralizing those loans, amounts up to 5% of gross revenues from such hotels. The Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

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

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments to make future minimum payments under contracts, such as debt and lease agreements, and under contingent commitments:

Obligation	2007	2008	2009	2010	2011	Thereafter	Total
Debt	$26,984	$112,539	$75,198	$52,772	$3,555	$244,242	$515,290
Interest on debt	34,285	30,289	22,667	16,627	15,005	233,965	352,838
Ground Leases (1)	567	567	567	567	567	19,187	22,022
Construction contracts (2)	—	—	—	—	—	—	—
Franchise obligations (3)	—	—	—	—	—	—	—
Management agreement obligations (4)	—	—	—	—	—	—	—

Total	$61,836	$143,395	$98,432	$69,966	$19,127	$497,394	$890,150

(1)	The Company has a ground lease with renewal rights to extend the expiration to August 2070 (Westin Morristown, NJ), two fifty-year term ground leases expiring August 2034 (Courtyard by Marriot Ft. Lauderdale, FL) and May 2035 (Best Western Palm Beach, FL), respectively, and a 98-year term ground lease expiring October 2084 (Hampton Inn Woburn, MA), on the land underlying part or all of four of its hotel properties. Minimum annual rent payable under these leases is approximately $584 in the aggregate, subject to increase based on increases in the consumer price index.

(2)	The Company may enter into construction contracts for development opportunities.
(3)	The TRSs have obligations under the franchise licenses for each of its hotels. The TRSs are required to pay the franchisors a variety of fees, including franchise royalty and marketing fees which are based on fixed percentages of room revenues. The TRSs are also required to pay Marriott the Conversion Fee and potential incentive fee. See “Business—General—2003-2004 Restructuring Transactions” and Notes 11 and 12 to the Company’s financial statements beginning on page F-1.
(4)	See “Properties—The Management Agreements with the IH Manager” under Item 2 above.

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

Recently Issued Accounting Pronouncements

In March 2005, FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations was issued to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has adopted FIN 47 and determined that it had no impact as of December 31, 2006. The Company will continue to analyze the impact, if any, of FIN 47 on a regular basis.

In July 2006, The Financial Accounting Standards Board published FASB Interpretation No. 48 ( “FIN 48”), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 ( SFAS No. 109 ), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company will adopt FIN 48 for fiscal periods starting January 1, 2007. The Company is in the process of evaluating the full impact, if any, of FIN 48; however, the Company does not believe that the effects of FIN 48, if any, will be material to its financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (“SAB 108”). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company evaluated SAB 108 and it had no material as of December 31, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s consolidated financial statements upon adoption of a voluntary change in accounting principle by the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (in thousands, except statistical, share and per share data)

The Company’s primary market risk exposure is to changes in interest rates on its line of credit and other debt. At December 31, 2006, total outstanding indebtedness was $515,290, of which $107,000 was outstanding on the line of credit. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 77.3% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 6.84% at December 31, 2006. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

For debt obligations outstanding at December 31, 2006, the following table presents principal repayments and related weighted average interest rates by expected maturity dates:

	2007	2008	2009	2010	2011	There- after	Total	Fair Value
Debt:
Fixed Rate (2)	$26,984	$5,539	$75,198	$52,772	$3,555	$234,422	$398,290	$408,736	(1)
Weighted Average Interest Rate	8.14%	7.84%	7.56%	7.28%	6.47%	6.33%	6.84%	—

Variable Rate (3)	—	$107,000	—	—	—	$10,000	$117,000	$117,000
Weighted Average Interest Rate	—	6.85%	—	—	—	3.50%	6.57%	—

(1)

For purposes of disclosure, the Company calculates the fair value of its debt. The Company discounts the difference between the future contractual interest payments on its debt and the future interest payments it would make on its debt calculated using a current market interest rate. In determining the current market interest rate, the Company adds its estimate of a current market spread to the quoted yields on federal government treasury securities with maturities similar to its debt.

(2)	An increase of one percent in the interest rate on the Company’s fixed rate debt would have increased interest expense approximately $3,087 for the year ended December 31, 2006 and would have decreased the fair value of fixed rate debt balance as of December 31, 2006 to $394,643.
(3)	An increase of one percent in the interest rate on the Company’s variable rate debt would have increased interest expense approximately $1,170 for the year ended December 31, 2006.

The table incorporates only those exposures that existed as of December 31, 2006 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

At December 31, 2006, the Company’s line of credit had an outstanding balance of $107,000. The line of credit matures in September 2008. All of the Company’s other debt matures in 2007 or thereafter.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included beginning on page F-1 and in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

I	Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based upon the forgoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Security and Exchange Commission and that such information is accumulated and communicated to our management including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The hotels excluded from our assessment of internal control over financial reporting as of December 31, 2006 because these were acquired by the Company in purchase business combinations during the fourth quarter of 2006 include KPA RIGG, LLC; KPA RIMV, LLC; KPA HS Anaheim, LLC; KPA HI Ontario, LLC; and Innkeepers Rockville, LLC. Innkeepers Rockville, LLC was acquired in a separate transaction. These entities, that each own one hotel, are indirect wholly owned subsidiaries and total assets and total revenues of the five hotels represent 22% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Individually each of the five hotels represent less than 6% of consolidated total assets at December 31, 2006.

Based on this assessment, management determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

III.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from “Corporate Governance”, “Proposal One—Election of Trustees”, and “Executive Compensation—Executive Officers” and “Ownership of the Company’s Common Shares” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 2, 2007.

Item 11. Executive Compensation

Incorporated herein by reference from “Executive Compensation” and “Compensation of Trustees” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 2, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from “Executive Compensation—Equity Compensation Plans” and “Ownership of the Company’s Common Shares” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 2, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 2, 2007.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference from “Relationship with Independent Accountants—Audit Fees” in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 2, 2007.

PART IV

Item 15. Exhibits, Financial Statements, and Schedules

(a) Financial Statements and Schedules

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.3 – 10.5, 10.6(a) – 10.6(f) and 10.46 – 10.55.

Exhibit Number	Description of Exhibits
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed December 15, 2003, and incorporated herein by reference).

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003).

3.1(c)	Amendment to Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1(A) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, filed December 15, 2003, and incorporated herein by reference).

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference).

10.1(a)	Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.1(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 1, 1997 (previously filed as Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.1(c)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 23, 1997 (previously filed as Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(d)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of March 1, 1998 (previously filed as Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(e)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of January 20, 2004 (previously filed as Exhibit 10.1(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.3	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006, and incorporated herein by reference).

10.4	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997, and incorporated herein by reference).

10.5	Innkeepers USA Trust 2006 Trustee Share Incentive Plan (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006, and incorporated by reference herein).

10.6(a)	Employment Agreement of Jeffrey H. Fisher dated as of June 1, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(b)	Performance Share Award Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of June 1, 2005 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(c)	Incentive Award and Cash Bonus Award Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of June 1, 2005 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/Afiled on November 2, 2005, and incorporated herein by reference).

10.6(d)	Amended and Restated Severance Agreement between Innkeepers USA Trust and Dennis M. Craven, dated as of January 1, 2006 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed March 31, 2006, and incorporated herein by reference).

10.6(e)	Employment Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of June 1, 2005 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(f)	Performance Share Award Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of June 1, 2005 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.7	Form of Non-Compete Agreement between Innkeepers USA Trust and Jeffrey H. Fisher dated as of December 1, 2003 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 12, 2003, and incorporated herein by reference).

10.8	Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain Hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.9	Credit Agreement, dated as of July 24, 2004, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Wells Fargo Bank, N.A., Calyon New York Branch, Wachovia Bank, National Association, PNC Bank, National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 28, 2004, and incorporated herein by reference).

10.10	Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.11	Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.12	Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.13	Form of Deed of Trust for the loan evidenced by the Promissory Note dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.14	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.15	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.16	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.17	Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

Exhibit Number	Description of Exhibits
10.18	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.19	Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.20	Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.21	Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.22	Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.23	First Amendment to Credit Agreement, dated as of September 27, 2006, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Wells Fargo Bank, N.A., Calyon New York Branch, Wachovia Bank, National Association, PNC Bank, National Association and the lenders named therein (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.24	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, from RLJ Anaheim Suites Hotel, L.P. and RLJ Anaheim Suites Hotel Lessee, L.P. to Commonwealth Land Title Insurance Company, as Trustee for the benefit of GMAC Commercial Mortgage Bank, dated June 14, 2005 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.25	Deed of Trust Note, dated June 14, 2005, by RLJ Anaheim Suites Hotel, L.P., in favor of GMAC Commercial Mortgage Bank (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.26	Loan Assumption and Modification Agreement, dated as of October 4, 2006, among KPA HS Anaheim LLC, KPA Anaheim Lessee LLC, RLJ Anaheim Suites Hotel, L.P., RLJ Anaheim Suites Hotel Lessee, L.P. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.27	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, from KPA RIMV LLC and KPA RIMV Lessee LLC to Chicago Title Insurance Company as Trustee for the benefit of Capmark Bank, dated October 4, 2006 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.28	Deed of Trust Note, dated October 4, 2006, by KPA RIMV LLC in favor of Capmark Bank (previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.29	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, from KPA RIGG LLC and KPA RIGG Lessee LLC to Chicago Title Insurance Company as Trustee for the benefit of Capmark Bank, dated October 4, 2006 (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.30	Deed of Trust Note, dated October 4, 2006, by KPA RIGG LLC in favor of Capmark Bank (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.31	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, from KPA HI Ontario LLC and KPA HI Ontario Lessee LLC to Chicago Title Insurance Company as Trustee for the benefit of Capmark Bank, dated October 4, 2006 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.32	Deed of Trust Note, dated October 4, 2006, by KPA HI Ontario LLC in favor of Capmark Bank (previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.33	Loan Agreement, dated as of September 21, 2006, between, KPA Washington DC DT LLC and Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.34	Promissory Note, dated September 21, 2006, by KPA Washington DC DT LLC in favor of Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.35	Loan Agreement, dated as of September 21, 2006, between, KPA Tyson’s Corner RI LLC and Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.36	Promissory Note, dated September 21, 2006, by KPA Tyson’s Corner RI LLC in favor of Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.37	Loan Agreement, dated as of September 21, 2006, between, KPA San Antonio HS LLC and Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.38	Promissory Note, dated September 21, 2006, by KPA San Antonio HS LLC in favor of Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.39	Master Lease Assignment Agreement, dated as of August 8, 2003, by and among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Innkeepers Hospitality, Inc., Innkeepers Hospitality Management, Inc., and various affiliates thereof (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein)).

10.40	Form of Hotel Management Agreement between KPA Leaseco, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.41	Form of Pooling and Cumulation Agreement by and among KPA Leaseco, Inc., KPA Leaseco II, Inc., KPA Leaseco III, Inc., KPA Leaseco IV, Inc., KPA Leaseco V, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.42	Omnibus Agreement for a 17-Hotel conversion, between Residence Inn by Marriott, Inc., TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.43	Lease Termination Agreement, dated as of February 27, 2004, among Summerfield KPA Lessee, L.P., Summerfield Hotel Leasing Company, L.P., Patriot American Hospitality Partnership, Innkeepers Summerfield General, L.P., Innkeepers Summerfield General II, L.P. and Innkeepers Sunrise Tinton Falls, L.P (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.44	Form of Summerfield Suites by Wyndham Franchise Agreement to be applicable to Summerfield Suites by Wyndham Hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA (previously filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.45	First Amendment to Summerfield Suites by Wyndham Franchise Agreements for Summerfield Suites by Wyndham Hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA (previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.46	Indemnification Agreement between Innkeepers USA Trust and Dennis M. Craven, dated July 20, 2005 (previously filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006, and incorporated herein by reference).

10.47	Indemnification Agreement between Innkeepers USA Trust and Mark Murphy, dated October 12, 2004 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.48	Indemnification Agreement between Innkeepers USA Trust and Miles Berger, dated October 12, 2004 (previously filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.49	Indemnification Agreement between Innkeepers USA Trust and Thomas J. Crocker, dated October 12, 2004 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.50	Indemnification Agreement between Innkeepers USA Trust and Jack P. DeBoer, dated October 12, 2004 (previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.51	Indemnification Agreement between Innkeepers USA Trust and Randall L. Churchey, dated October 12, 2004 (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.52	Indemnification Agreement between Innkeepers USA Trust and C. Gerald Goldsmith, dated October 12, 2004 (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.53	Indemnification Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated October 12, 2004 (previously filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.54	Indemnification Agreement between Innkeepers USA Trust and Rolf E. Ruhfus, dated October 12, 2004 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.55	Indemnification Agreement between Innkeepers USA Trust and Joel F. Zemans, dated October 12, 2004 (previously filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.56	Sales Agreement, dated as of January 12, 2005, between Innkeepers USA Limited Partnership and Brinson Patrick Securities Corporation. (previously filed as Exhibit 1.1 to the Company’s current report of Form 8-K filed on January 19, 2005, and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith

Report of Independent Registered Certified Public Accounting Firm

To the Board of Trustees and Shareholders of

Innkeepers USA Trust:

We have completed integrated audits of Innkeepers USA Trust’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innkeepers USA Trust and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Innkeepers Rockville, LLC, KPA HI Ontario, LLC, KPA Rigg LLC, KPA RIMV LLC, and KPA HS Anaheim LLC from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. We have also excluded these entities from our audit of internal control over financial reporting. These entities are indirect wholly-owned subsidiaries whose total assets and total revenues represent 22% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Fort Lauderdale, Florida March 1, 2007

Innkeepers USA Trust

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands, except share and per share data)

	2006	2005
ASSETS
Investment in hotels:
Land and improvements	$183,132	$150,375
Buildings and improvements	963,997	754,131
Furniture and equipment	125,030	106,944
Renovations in process	33,845	4,534
Hotels under development	8,688	4,413

	1,314,692	1,020,397
Accumulated depreciation	(265,453)	(230,139)

Net investment in hotels	1,049,239	790,258

Cash and cash equivalents	10,485	11,897
Restricted cash and cash equivalents	7,064	6,675
Investment in unconsolidated entity	4,132	—
Accounts receivable, net	5,991	6,124
Prepaid expenses	4,249	2,478
Deferred and other	20,846	19,546

Total assets	$1,102,006	$836,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$515,290	$269,426
Accounts payable and accrued expenses	26,987	15,956
Payable to manager	176	236
Franchise conversion fee obligations	9,660	10,714
Distributions payable	13,110	9,645

Total liabilities	565,223	305,977
Minority interest in Partnership	19,112	47,982

Shareholders’ equity:
Class C preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 45,732,800 and 42,939,086 issued and outstanding	457	429
Additional paid-in capital	507,384	460,873
Unearned compensation	—	(1,939)
Distributions in excess of earnings	(135,170)	(121,344)

Total shareholders’ equity	517,671	483,019

Total liabilities and shareholders’ equity	$1,102,006	$836,978

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations

for the years ended December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

	2006	2005	2004
Revenue:
Hotel operating
Rooms	$266,231	$232,489	$192,260
Food and beverage	11,242	6,254	1,061
Telephone	1,448	1,756	1,769
Other	7,100	6,156	4,544
Percentage rent	—	—	5,010
Other	692	526	385

Total revenue	286,713	247,181	205,029

Expenses:
Hotel operating
Rooms	54,016	49,382	43,253
Food and beverage	8,430	4,947	1,020
Telephone	3,159	2,938	2,571
Other	3,214	2,643	2,036
General and administrative	28,365	23,797	18,509
Franchise and marketing fees	18,115	16,210	13,305
Amortization of deferred franchise conversion	1,169	1,240	1,047
Advertising and promotions	9,933	8,323	6,618
Utilities	13,548	11,610	9,290
Repairs and maintenance	13,778	12,584	10,771
Management fees	8,596	7,381	6,382
Amortization of deferred lease acquisition	523	523	512
Insurance	1,705	1,541	1,543
Corporate
Depreciation	38,909	35,356	31,806
Amortization of franchise fees	92	68	53
Ground rent	567	535	505
Interest	23,930	18,817	18,553
Amortization of loan origination fees	887	870	953
Property taxes and insurance	13,865	11,264	11,355
General and administrative	11,455	8,343	6,361
Other charges	(446)	3,053	875

Total expenses	253,810	221,425	187,318

Income before minority interest and equity in loss of unconsolidated entity	32,903	25,756	17,711
Minority interest, common	(222)	(193)	32
Minority interest, preferred	(2,049)	(4,273)	(4,272)
Equity in loss of unconsolidated entity	(145)	—	—

Income from continuing operations	30,487	21,290	13,471
Income (loss) from discontinued operations	—	(132)	347
Gain on sale of assets from discontinued operations	75	1,501	782

Net income	30,562	22,659	14,600
Series A Preferred share issuance costs	—	—	(4,249)
Preferred share dividends	(11,600)	(11,600)	(11,489)

Net income (loss) applicable to common shareholders	$18,962	$11,059	$(1,138)

Earnings (loss) per share data:
Basic—continuing operations	$0.43	$0.23	$(0.06)

Basic	$0.43	$0.26	$(0.03)

Basic—weighted average shares	44,211,475	41,962,899	37,576,641

Diluted—continuing operations	$0.42	$0.23	$(0.06)

Diluted	$0.42	$0.26	$(0.03)

Diluted—weighted average shares	45,611,574	42,266,403	37,576,641

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Shareholders’ Equity

for the years ended December 31, 2006, 2005 and 2004

(in thousands, except share and per share data)

	Preferred Shares		Common Shares		Additional Paid-in Capital	Unearned Compensation	Distributions in Excess of Earnings	Total Shareholders’ Equity
	Shares	Redemption Value	Shares	Par Value
Balance at December 31, 2003	4,630,000	$115,750	37,563,499	$376	$393,349	$(897)	$(104,720)	$403,858

Issuance of restricted shares	—	—	58,437	1	498	(499)	—	—
Redemption of Series A preferred shares	(4,628,860)	(115,722)	—	—	—	—	—	(115,722)
Conversion of Series A preferred shares	(1,140)	(28)	1,140	—	—	—	—	(28)
Issuance of Series C preferred shares	5,800,000	145,000	—	—	—	—	—	145,000
Amortization of unearned compensation	—	—	—	—	—	948	—	948
Minority Interest Allocation	—	—	—	—	(98)	—	—	(98)
Shelf registration statement costs	—	—	—	—	(12)	—	—	(12)
Exercise of employee share and trustee options	—	—	293,500	2	2,930	—	—	2,932
Series C Preferred share offering costs	—	—	—	—	(4,748)	—	—	(4,748)
Conversion of Common Units	—	—	50,180	1	463	—	—	464
Net income	—	—	—	—	—	—	14,600	14,600
Distributions declared ($0.18 per common share)	—	—	—	—	—	—	(6,813)	(6,813)
Distributions declared ($2.04 per preferred share)	—	—	—	—	—	—	(11,489)	(11,489)
Series A preferred share issuance costs	—	—	—	—	4,249	—	(4,249)	—

Balance at December 31, 2004	5,800,000	$145,000	37,966,756	$380	$396,631	$(448)	$(112,671)	$428,892

Issuance of restricted shares	—	—	150,000	2	2,136	(2,138)	—	—
Issuance of Common Shares, net of costs $1,961	—	—	4,400,000	43	59,639	—	—	59,682
Amortization of unearned compensation	—	—	—	—	—	647	—	647
Minority Interest Allocation	—	—	—	—	(3,755)	—	—	(3,755)
Shelf registration statement costs	—	—	—	—	(89)	—	—	(89)
Conversion of Common Units	—	—	422,330	4	6,311	—	—	6,315
Net income	—	—	—	—	—	—	22,659	22,659
Distributions declared ($0.18 per common share)	—	—	—	—	—	—	(19,732)	(19,732)
Distributions declared ($2.04 per preferred share)	—	—	—	—	—	—	(11,600)	(11,600)

Balance at December 31, 2005	5,800,000	$145,000	42,939,086	$429	$460,873	$(1,939)	$(121,344)	$483,019

Issuance of restricted shares	—	—	58,500	1	—	—	—	1
Forfeiture of restricted shares	—	—	(35,000)	—	—	—	—	—
Reclassification of unearned compensation to APIC	—	—	—	—	(1,939)	1,939		—
Amortization of unearned compensation	—	—	—	—	1,230	—	—	1,230
Minority Interest Allocation	—	—	—	—	4,607	—	—	4,607
Conversion of Common and Preferred Units	—	—	2,136,114	21	34,779	—	—	34,800
Options exercised			634,100	6	7,834			7,840
Net income	—	—	—	—	—	—	30,562	30,562
Distributions declared ($0.73 per common share)	—	—	—	—	—	—	(32,788)	(32,788)
Distributions declared ($2.00 per preferred share)	—	—	—	—	—	—	(11,600)	(11,600)

Balance at December 31, 2006	5,800,000	$145,000	45,732,800	$457	$507,384	$—	$(135,170)	$517,671

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows

for the years ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$30,562	$22,659	$14,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,909	35,356	33,370
Minority interests	2,271	4,466	4,240
Amortization of unearned compensation	1,681	646	948
Amortization of deferred costs	2,671	2,703	2,577
Impairment on hotels classified as held for sale included in discontinued operations	—	—	626
Gain on sale of hotels included in discontinued operations	(75)	(1,501)	(782)
Equity in loss of unconsolidated entity	145	—	—
Changes in operating assets and liabilities:
Accounts receivable	273	(1,547)	3,514
Prepaid expenses	(973)	61	(745)
Deferred expenses and other	3,460	262	—
Accounts payable and accrued expenses	9,587	3,292	3,681
Payable to manager	(60)	27	(602)

Net cash provided by operating activities	88,451	66,424	61,427

Cash flows from investing activities:
Investment in hotels	(274,281)	(109,780)	(110,194)
Investment in deferred acquisition and pre-development costs	(5,757)	(1,745)	(1,784)
Proceeds from sale of assets	425	20,827	8,727
Net (deposits) withdrawals into restricted cash	614	4,106	(3,195)
Investment in unconsolidated entity	(4,277)	—	—
Lease acquisitions	—	—	(1,336)
Payments of franchise fees	—	(125)	(272)
Repayment of advances	—	535	325

Net cash used in investing activities	(283,276)	(86,182)	(107,729)

Cash flows from financing activities:
Proceeds from debt	365,000	100,000	85,574
Payments on debt	(132,836)	(117,439)	(30,883)
Payments on franchise conversion obligations	(1,054)	(853)	(140)
Distributions paid to unit holders	(3,551)	(4,553)	(4,442)
Distributions paid to shareholders	(40,312)	(27,169)	(16,862)
Proceeds from issuance of shares	7,840	59,167	27,433
Loan origination fees and costs	(1,674)	(336)	(1,127)

Net cash provided by financing activities	193,413	8,817	59,553

Net (decrease) increase in cash and cash equivalents	(1,412)	(10,940)	13,251
Cash and cash equivalents at beginning of year	11,897	22,837	9,586

Cash and cash equivalents at end of year	$10,485	$11,897	$22,837

Supplemental cash flow information:
Interest paid, net of capitalized interest	$22,466	$18,130	$18,146

Supplemental disclosure of non-cash information.

Unit holders in the Company’s operating partnership redeemed 2,136,114, 422,333 and 50,180 units for common shares during 2006, 2005 and 2004, respectively. Upon redemption, $23,574, $6,315, and $463 were recorded as a reduction in minority interest and an increase in shareholder’s equity in 2006, 2005, and 2004, respectively.

The Company capitalized interest of $552 and $373 during 2006 and 2005, respectively.

During 2006, the Company capitalized $11,206 to its investment in hotels associated with the redemption for common shares of 2,115,938 preferred units and 20,176 common units.

During 2006, the Company assumed a $13,700 loan related to hotel acquisitions. See Note 3 for hotel acquisitions.

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

Innkeepers USA Trust

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Organization

Innkeepers USA Trust (“Innkeepers” or the “Company”) is a self-administered real estate investment trust (“REIT”), which at December 31, 2006, owned 75 Hotels with an aggregate of 9,904 rooms/suites (the “Hotels”) and a 49% interest in one hotel with 355 rooms in an unconsolidated entity through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”). The ownership of the Partnership was as follows at December 31, 2006 and 2005:

	Common Units	%	Class A Preferred Units	%	Class B Preferred Units (2)%
2006
Innkeepers	45,732,800	94.98%	5,800,000	100.00%	—	—
Third parties (1)(2)	2,415,248	5.02%	—	—	—	—

Total	48,148,048	100.00%	5,800,800	100.00%	—	—

2005
Innkeepers	42,939,086	97.05%	5,800,000	100.00%	—	—
Third parties (1)	666,891	2.95%	—	—	3,884,469	100.00%

Total	43,605,977	100.00%	5,800,800	100.00%	3,884,469	100.00%

(1)	Includes certain members of the Company’s management and Board of Trustees.
(2)	In 2006, 3,884,469 Class B Preferred Units were converted to common units. Of this amount, 2,115,938 Class B preferred units were redeemed for common shares during 2006. During 2006, 20,176 common units were redeemed for common shares.

The hotels are comprised of 44 Residence Inn hotels, five Summerfield Suites hotels, two Sheraton hotels, one Hilton hotel, one Hilton Suites hotel, one Homewood Suites by Hilton hotel, one Sunrise Suites hotel, one Doubletree Guest Suites hotel, one Four Points by Sheraton hotel, one Westin hotel, one Courtyard by Marriott hotels, 13 Hampton Inn hotels, one TownePlace Suites hotel, one Clarion hotel (Bulfinch—Boston, MA), and two hotels closed for renovation and conversion to Courtyard by Marriott hotels, respectively. The hotels are located in 21 states and Washington, D.C., with 14 hotels located in California, six in Florida, five each in Texas, seven in New Jersey, four in Washington, and Michigan, and four in Illinois.

2003-2004 Restructuring Transactions

From January 1, 2003 through November 30, 2003, 60 of our hotels were leased to Innkeepers Hospitality, Inc. or its affiliates (collectively, the “IH Lessee”) under separate percentage leases (collectively, the “Percentage Leases”) providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage rent based on the room revenues of the hotel. A hotel acquired in June 2003 was leased by the Company to a TRS, and the TRS engaged the IH Manager to manage the hotel. As of December 1, 2003, wholly-owned TRSs of the Company acquired from the IH Lessee the Percentage Leases for 23 hotels, and simultaneously entered into management agreements with the IH Manager to manage those 23 hotels. The IH Lessee continued to lease and manage 37 hotels under Percentage Leases for the remainder of 2003. Between December 31, 2003 and March 1, 2004, TRSs acquired the Percentage Leases on the remaining 37 hotels leased by the IH Lessee, and the TRSs entered into management agreements with the IH Manager to manage those hotels as those Percentage Leases were acquired. We refer to this transaction as the “TRS Transaction”. Jeffrey H. Fisher, the Company’s Chief Executive Officer, President and Chairman of the Board of Trustees, owned the IH Lessee and owns the IH Manager. In 2003-2004,

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

the IH Lessee (1) converted the agreements under which 17 hotels were franchised and managed by affiliates of Marriott International, Inc. (“Marriott”) into long-term franchise agreements with Marriott and (2) became the manager of the hotels. The TRSs subsequently assumed the IH Lessee’s obligations under those franchise agreements. Under those agreements, the TRSs pay Marriott (1) a franchise royalty fee of 6.5% of room revenues for ten years and a 5% royalty thereafter and (2) $850 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004. We refer to this transaction as the “Marriott Takeback Transaction.”

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

The Company reviews its hotels on an annual basis for “impairment”. The Company also determines on a quarterly basis if any events or changes in business circumstances indicate that the value of the assets on our books may not be fully recoverable. If circumstances support the possibility of impairment, the Company prepares a projection of the undiscounted future cash flows, without interest charges, of the hotel for a period of time determined by the Company. The Company compares this cash flow to the investment in the hotel to determine if the investment is recoverable. If impairment is indicated, the carrying value of the hotel property is reduced to its estimated fair value based on the Company’s best estimate of the hotel’s discounted future cash flows.

The Company allocates the purchase costs of properties to the assets acquired and the liabilities assumed as provided by Statement of Financial Accounting Standard 141, “Business Combination.” For each acquisition, the Company assesses the value of the land, building, equipment and any identifiable intangibles based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition. Acquisition fees and miscellaneous acquisition costs that are directly identifiable with properties that are probable of being acquired are capitalized. Upon the purchase of a property, the fees and costs directly identifiable with that property are reclassified to land, building, and equipment. In the event a property is no longer expected to be acquired, costs directly related to the property are charged to expense.

Hotels held for sale. For hotels classified as held for sale, the Company estimates their net selling price. Net selling price is estimated as the amount at which the hotel could be bought or sold (fair value) less costs to sell. Fair value is determined considering prevailing market conditions and/or net sales proceeds from pending offers, if appropriate. If the hotel’s net selling price is less than the carrying amount of the hotel, a reserve for loss is established. Depreciation is no longer recorded on hotels held for sale.

Cash and cash equivalents. All highly liquid debt investments with a maturity of three months or less when purchased are considered to be cash equivalents. Cash equivalents are placed with reputable institutions and the balances may at times exceed federal depository insurance limits.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

Restricted cash and cash equivalents include amounts required to be held in escrow by certain lenders for the payment of debt service, property taxes and insurance and additional capital expenditures.

Accounts receivable. Accounts receivable consists of amounts owed by guests staying in the hotels at December 31, 2006 and amounts due from business customers or groups. Credit evaluations are performed and an allowance for doubtful accounts is provided. The allowance for doubtful accounts is maintained at a level believed to be adequate to absorb estimated probable receivable losses. Our periodic evaluation of the adequacy of the allowance is primarily based on past receivable loss experience, current economic conditions, and other relevant factors. The allowance for doubtful accounts is $166 and $96 at December 31, 2006 and 2005, respectively.

Prepaids. Prepaids consist primarily of prepaid insurance.

Deferred and other. Deferred and other are recorded at cost and consist of the following at December 31, 2006 and 2005:

	2006	2005
Loan origination fees	$6,104	$5,285
Franchise conversion costs	11,687	11,687
Lease acquisition costs	5,231	5,231
Franchise fees	1,530	1,044
Deposits on acquisitions	945	3,546
Predevelopment costs	4,291	—
Other	157	81

	29,945	26,874
Accumulated amortization	(9,099)	(7,328)

	$20,846	$19,546

Deferred lease acquisition costs represent amounts paid to the IH Lessee (as defined in “Business-2003-2004 Restructuring Transactions above”) in consideration for acquiring 60 Percentage Leases from the IH Lessee and entering into management agreements with the IH Manager. The $5.2 million was computed based on the estimated future residual cash flows to the IH lessee from the Percentage Leases, reduced by the economic value of the management agreements entered into with the IH Manager. In the event of the sale or impairment of any of the related hotels, the Company is required to either replace the management contract of the sold hotel with a management contract on a comparable hotel of at least equal value or pay the IH Manager a termination fees equal to the fair market value of the management agreement. The Company has replaced all management contracts for hotels sold as of December 31, 2006. The net deferred asset is evaluated based on a “pool” concept and not associated with any individual hotel, on the basis that (a) the value of the management contracts is protected by termination/substitution provisions, and (b) the replacement of management contracts for sold hotels with new contracts did not result in a substantive exchange. This deferred asset is amortized using the straight-line method of amortization over the life of the related management agreements, which is 10 years. We review the asset on an annual basis for impairment and when events or changes in business circumstances indicate that the value of the assets may not be fully recoverable. Upon the sale of a hotel, we assess the value of the terminated management contract and the replacement management contract to determine if there has been a decline in value of the initial agreements. The Company reviewed its deferred lease acquisition costs for impairment and has determined that no impairment existed as of December 31, 2006.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

Loan origination fees are amortized using the interest method over the original terms of the related indebtedness, which are three to 11 years. The franchise conversion costs are amortized over the life of the related management agreements, which is 10 years, using the straight-line method. Amortization of franchise fees is computed using the straight-line method over the original lives of the franchise agreements, which range from approximately seven to 20 years. Deposits on acquisitions and pre-development costs are included in deferred expenses until the respective hotel is acquired or opened. Costs for hotels ultimately not acquired or development projects that do not occur are written off in the period such determination is made. For the years ended December 31, 2006, 2005, and 2004, the Company wrote off $725, $0, and $4, respectively, for cancelled projects and this cost is included in general and administrative expenses.

Investments in unconsolidated entities. The Company considers whether its investment in joint ventures, of which the Company only has one related to its 49% investment in an entity that owns the Sheraton Raleigh, N.C., constitutes a variable interest entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities. The Company also considers Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. The Company determined the venture is not a VIE because the equity investment is sufficient to finance the activities of the joint venture, the equity investors do not have decision making rights, the joint venture equity investors have substantive voting rights, there are no expected losses that are not expected to be absorbed by the equity investors, only the equity investors have rights to receive residual returns and the managing member is an entity of the 51% investor.

Based on this determination, the Company accounts for its investment in unconsolidated entity in accordance with SOP 78-9 and Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company uses the equity method to account for investments when it owns greater than 20% of the equity value or has significant influence over the entity. Investments in which the Company owns 20% or less of the equity value and does not have significant influence would be accounted for using the cost method. If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment. The Company did not recognize an impairment loss on its investment during the year. The Company’s investment in unconsolidated entity as of December 31, 2006 and 2005 was $4,132 and $0, respectively.

Minority interest. Minority interest represents the common unit holders’ proportionate share in the capital of the Partnership. On November 1, 2006, the Class B preferred units automatically converted into common units of the partnership. Income was allocated to the preferred unit holders based on their priority in the earnings of the Partnership (which was equal to the distribution preference of the preferred unit holders as described in Note 5); and income or loss is allocated to the common unit holders based on their weighted average percentage ownership in the Partnership.

Revenue recognition. At December 31, 2006, 75 of the Company’s hotels were leased by the Company to the TRSs under Percentage Lease agreements that provide for the payment of Percentage Rent based on room revenues, subject to minimum Base Rent. Rent paid by the TRS to the Company under the Percentage Leases is eliminated in consolidation.

Hotel operating revenue is recognized as earned. Other revenue is mainly comprised of guaranteed no-show, meeting rooms, parking, in-room entertainment, and laundry.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

Advertising Costs. Advertising costs of $9,933, $8,323 and $6,618 for the years ended December 31, 2006, 2005, and 2004, respectively, were expensed as incurred. Included in franchise and marketing fees are fees (generally a percentage of room revenue) payable to marketing funds of the franchisors.

Share based compensation. Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). Under this method, the Company applies the fair value recognition provisions of SFAS 123R to all employee awards granted, modified, or settled on or after January 1, 2006, which has resulted in compensation expense being recorded based on the fair value of the awards. Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations. For the year ended December 31, 2006, the Company recognized expense of $1,681 pursuant to SFAS 123R, $852 of which related to restricted share grants and $829 of which related to share options and market condition awards, including $451 related to the cash portion of the Company’s outstanding performance share awards.

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

The following table sets forth certain per share information regarding the Company’s common and preferred share distributions for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Common shares
Ordinary income	$0.6905	$0.2357	$0.1800
Return of capital	0.0395	0.2243	—
Capital gain	—	—	—
Unrecaptured Section 1250 gain	—	—	—

Total distribution	$0.7300	$0.4600	$0.1800

Preferred shares
Ordinary income	$2.00000	$2.00000	$2.03900
Return of capital	—	—	—
Capital gain	—	—	—
Unrecaptured Section 1250 gain	—	—	—

Total distribution	$2.00000	$2.00000	$2.03900

The Company and the TRSs are subject to federal and state income taxes. The TRSs account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. These differences are primarily related to the amortization of deferred franchise conversion costs recognized for

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

financial statement purposes and the associated cash payments recognized for income tax purposes. The TRSs have cumulative future income tax deductions of $5,812 (related primarily to accumulated net operating losses) at December 31, 2006 and the gross deferred tax asset associated with these future tax deductions was $2,240. The net operating losses expire in 2024, 2025, and 2026. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset. On January 1, 2006, the Company restructured its TRSs so that all of its TRSs are owned by one TRS holding company.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, fair value of hotels that are held for sale or impaired, and future taxable income to assess the valuation allowance for deferred taxes.

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

3. Acquisitions and Sales of Hotels

In October 2006, the Company acquired from a real estate fund four hotels with 931 rooms comprised of two Residence Inn hotels, one in Anaheim, CA and one in San Diego, CA, a Hilton hotel in Ontario, CA, and a Hilton Suites hotel in Anaheim, CA. The fair values, at the date of acquisition, of the assets acquired and liabilities assumed in connection with these acquisitions were based on appraisals and valuation studies from independent third-party consultants. The following summarizes the fair values of assets acquired and liabilities assumed in connection with these acquisitions:

October 4, 2006
Assets
Investment in hotels	$215,116
Cash	56
Restricted cash	1,003
Accounts receivable	140
Prepaid expenses	798

Total assets acquired	217,113

Liabilities
Debt	13,700
Accounts payable and accrued expenses	994

Total liabilities assumed	14,694

Net assets acquired	202,419

Net of cash	$202,363

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

The following unaudited pro forma financial data for the years ended December 31, 2006 and 2005 are presented to illustrate the estimated effects of these acquisition as if they had occurred as of the beginning of each of the periods presented. The pro forma information includes adjustments for the results of operations for operating properties (operating expenses, depreciation and amortization and interest expense). The following unaudited pro forma financial data is not necessarily indicative of the results of operations as if the acquisition had been completed on the assumed date:

	Year Ended December 31,
	2006	2005
Total revenue	$318,219	$287,779
Income from continuing operations	26,089	14,578
Net income applicable to common shareholders	14,564	4,347
Earnings per share—basic	0.33	0.10
Earnings per share—diluted	0.32	0.10

In November 2006, the Company acquired for $23,500 the newly developed 155-room Sheraton hotel in Rockville, MD, and a 49% interest for $4,277 in the 355-room Sheraton Raleigh, NC. During 2006, the Company sold excess land in Binghamton, NY for $425 and recognized a gain on the sale of assets of $75.

4. Debt

Debt is comprised of the following at December 31, 2006 and 2005:

	Interest Rate		Monthly Payment				Maturity	Principal Balance (3)
	2006	2005	Amount		Beginning			2006	2005
Variable rate debt
Line of Credit (4)	6.85%	5.59%		(1)		(1)	09/2008	$107,000	$64,074
Industrial development bonds (3)	3.50	3.25		(1)		(1)	12/2014	10,000	10,000
Fixed rate debt
Mortgage loan	10.35	10.35	$141		11/1996	(2)	06/2010	12,310	12,709
First term loan	8.17	8.17	256		10/1997	(2)	10/2007	21,962	23,163
Second term loan	8.15	8.15	355		04/1999	(2)	03/2009	33,484	34,915
Third term loan	7.02	7.02	292		04/2000	(2)	04/2010	27,485	28,090
Fourth term loan	7.16	7.16	437		10/2002	(2)	10/2009	44,403	45,533
Fifth term loan	7.75	7.75	378		02/2005	(2)	01/2011	48,749	49,422
Mortgage loans	6.03	—	150		11/2009	(2)	10/2016	75,000	—
Mortgage loan	5.41	—	83		08/2007	(2)	07/2010	13,700	—
Mortgage loans	5.98	—	239		12/2009	(2)	11/2016	120,000	—

								$514,093	$267,906

Mortgage adjustment (3)	—	—	—		11/1996	(2)	06/2010	1,197	1,520

								$515,290	$269,426

(1)	Interest only payments are due monthly.
(2)	Interest only is due monthly until principal amortization begins at the date indicated.
(3)	Principal balance excludes $1,197 and $1,520 at December 31, 2006 and 2005, respectively, comprised of a fair market value adjustment on a mortgage loan which is amortized over the term of the loan as a credit to interest expense.
(4)	Interest rates and principal balances are at December 31, 2006 and 2005, respectively.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

The industrial development bonds bear interest at a variable rate that is based upon the 30-day yield of a group of tax-exempt securities selected by an independent third party. The industrial development bonds are collateralized by letters of credit.

The estimated fair value of the Company’s debt was $525,736 at December 31, 2006.

In July 2004 the Company entered into a $135,000 line of credit which was increased to $205,000 in 2006. The interest rate on the line of credit range from LIBOR plus 115 to 175 basis points, depending on certain financial ratios. The line of credit matures in September 2008. The Company’s line of credit outstanding balance was $107,000 at December 31, 2006. The actual amount that can be borrowed is subject to borrowing base availability as described in the loan agreement.

In September, 2006, the Company amended its unsecured line of credit to increase borrowing capacity and to extend the maturity date. A summary of the key changes follows:

	As Amended	Original
Total borrowing capacity:	$205,000	$135,000
Maturity date:	Sept. 30, 2008	July 23, 2007
Applicable margin on Indebtedness to implied value
f. < 50% > 45%	1.75%	2.25%
g. < 45% > 40%	1.55%	2.00%
h. < 40% > 35%	1.40%	1.625%
i. < 35% > 25%	1.25%	1.50%
j. < 25%	1.15%	1.40%

Four of the Company’s five term loan agreements contain a debt service coverage ratio requirement ranging from 1.30:1 to 1.50:1. The Company was in compliance with the financial covenants contained in its line of credit and term loan agreements at December 31, 2006.

At December 31, 2006, 44 of the Company’s hotels (with a net book value of $620,876) collateralized the Company’s fixed rate debt of $398,290 and 32 of the Company’s hotels were unencumbered. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest of $552, $373, and $0, respectively, in connection with hotels under conversion or development.

Future scheduled principal payments, excluding the non cash portion of one of the Company’s mortgage loans of $1,197, for the Company’s debt at December 31, 2006 are as follows:

Year	Amount
2007	$26,916
2008	112,465
2009	75,119
2010	51,797
2011	3,555
Thereafter	244,241

$514,093

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

5. Capital Shares and Partnership Interests

The Company’s Board of Trustees is authorized to issue 100 million common shares and 20 million preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restriction thereof.

In 2006 and 2005, the Company granted to employees 37,500 and 150,000 restricted shares respectively, and to trustees 21,000 and zero restricted shares, respectively. In 2006, the Company cancelled 35,000 restricted shares that were granted to former employees in 2005. In 2005, the Company granted performance awards to two executives as discussed in note 10 below.

In February 2005, the Company completed a public offering of 4.4 million common shares at $13.71 per share. The net proceeds from the offering of $59,600 were used to pay down a portion of the Company’s outstanding indebtedness under its unsecured line of credit.

In January 2004, the Company completed an offering of 5,800,000 8.0% Series C cumulative preferred shares (“Series C Preferred Shares”). The Series C Preferred Shares may be redeemed at the $25 per share liquidation preference at the election of the Company on or after January 20, 2009. The Series C Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of the Company. All dividends on the Series C preferred shares must be paid or provided for on a current basis or the Company would not be able to pay dividends on its common shares. The net proceeds from the offering were $140,300. The Company used $115,700 to redeem all of the Company’s outstanding Series A Preferred Shares and the balance was used for general corporate purposes. In connection with the redemption of the Series A Preferred Shares, the Company expensed (as additional preferred share dividends) the offering costs of $4,249 related to the initial issuance of the Series A Preferred Shares.

Limited partners in the partnership (other than the Company) who hold common units have redemption rights (“Redemption Rights”) which enable them to cause the Partnership to redeem each of their common units for cash at the then-current fair market value of a common share or, at Innkeepers’ option, one common share. All of the Redemption Rights are currently effective. The Partnership has issued to the Company common units equal to the number of the Company’s common shares outstanding. The Partnership will issue additional common units to the Company for any additional common shares it issues, in exchange for the Company’s contribution to the Partnership of the net proceeds from the common share issuance.

Additionally, until November 1, 2006 limited partners who held class B preferred units of limited partnership interest in the Partnership (“Class B Preferred Units” and collectively with the common units, “Units”) had Redemption Rights which enabled them to cause the Partnership to redeem each of their Class B preferred units for cash at the then-current fair market value of a common share or, at Innkeepers’ option, one common share. The Class B preferred units had a liquidation preference of $11.00 per unit and were converted into common units on November 1, 2006. Quarterly preferred distributions were payable on each Class B preferred unit, and were based on the dividends payable on the common shares (the minimum Class B preferred unit annual distribution was $1.10 and the maximum was $1.155). The Class B preferred units distributions are reflected in the accompanying statement of operations as “minority interest, preferred.”

In 2006, 2005 and 2004, the Company issued 2,136,114, 422,333 and 50,180 common shares in redemption of the same number of common units, respectively. The Company redeemed certain common units for cash in 2005 of $426. The Company did not redeem common units for cash in 2006 or 2004.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

The following table summarizes the dividends or distributions declared on each Series A and C Preferred Share, Class B Preferred Unit and common share and common unit for the years ended December 31, 2006, 2005 and 2004:

	2006			2005			2004
	Series C Preferred Share	Class B Preferred Unit	Common share and unit	Series C Preferred Share	Class B Preferred Unit	Common share and unit	Series A/C Preferred Share	Class B Preferred Unit	Common share and unit
First quarter	$0.50000	$0.27500	$0.15	$0.50000	$0.27500	$0.06	$0.53900	$0.27500	$0.03
Second quarter	0.50000	0.27500	0.15	0.50000	0.27500	0.10	0.50000	0.27500	0.03
Third quarter	0.50000	0.27500	0.20	0.50000	0.27500	0.15	0.50000	0.27500	0.06
Fourth quarter	0.50000	—	0.23	0.50000	0.27500	0.15	0.50000	0.27500	0.06

	$2.00000	$0.82500	$0.73	$2.00000	$1.10000	$0.46	$2.039	$1.10000	$0.18

The timing and amount of any future dividends will be determined by the Company’s Board of Trustees based on factors it deems relevant.

6. Percentage Lease Revenue

Each Percentage Lease provides for the payment of percentage rent each year based on the annual room revenues of the hotel, subject to a minimum base rent. The table below sets forth the percentage rent and base rent earned by the Company from its third party lessees for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Base Rent	$—	$—	$3,615
Percentage Rent	—	—	1,469
Base and Percentage Rent classified in discontinued operations	—	—	(74)

	$—	$—	$5,010

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Numerator:
Income from continuing operations	$30,487	$21,290	$13,471
Series A preferred share issuance costs	—	—	(4,249)
Preferred share dividends	(11,600)	(11,600)	(11,489)

Income (loss) applicable to common shareholders from continuing operations	18,887	9,690	(2,267)
Income (loss) from discontinued operations	—	(132)	1,129
Gain on sale of assets from discontinued operations	75	1,501	—

Net income (loss) applicable to common shareholders—Basic	18,962	11,059	(1,138)

Common minority interest	222	—	—

Net income (loss) applicable to common shareholders—Diluted	$19,184	$11,059	$(1,138)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	44,211,475	41,962,899	37,576,641
Effect of dilutive securities:
Common units	961,127	—	—
Stock options	261,488	220,169	—
Performance shares	141,004	—	—
Restricted shares	36,480	83,335	—

Denominator for diluted earnings (loss) per share—weighted average shares and assumed conversions	45,611,574	42,266,403	37,576,641

Income (loss) per share data:
Basic-continuing operations	$0.43	$0.23	$(0.06)
Discontinued operations	0.00	0.03	0.03

Basic	$0.43	$0.26	$(0.03)

Diluted-continuing operations	$0.42	$0.23	$(0.06)
Discontinued operations	0.00	0.03	0.03

Diluted	$0.42	$0.26	$(0.03)

The following items would be anti-dilutive (i.e. assuming conversion into common shares would increase earnings per share or reduce loss per share) and, therefore, were not included in the calculation of earnings or loss per share for the indicated periods: (a) preferred units for the years ended December 31, 2006, 2005 and 2004, respectively; (b) the 1,088,000 outstanding options in 2004, (c) 450,165 common units in 2005, (d) 1,132,327 common units in 2004 and (e) 153,772 restricted shares in 2004.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

8. Quarterly Results of Operations and Other Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006
Operating data (1):
Total revenue	$64,602	$73,190	$73,051	$75,870	$286,713
Income from continuing operations	6,025	11,373	10,000	3,089	30,487
Net income	6,100	11,373	10,000	3,089	30,562
Basic earnings per share from continuing operations	0.08	0.19	0.16	0.00	0.43
Basic earnings per share	0.08	0.19	0.16	0.00	0.43
Diluted (loss) earnings per share from continuing operations	0.07	0.19	0.16	0.00	0.42
Diluted (loss) earnings per share	0.07	0.19	0.16	0.00	0.42

2005
Operating data (1):
Total revenue	$55,099	$64,070	$67,095	$60,917	$247,181
Income from continuing operations	636	8,149	9,723	2,782	21,290
Net income	2,072	8,076	9,737	2,774	22,659
Basic earnings per share from continuing operations	(0.05)	0.12	0.16	0.00	0.23
Basic earnings per share	(0.02)	0.12	0.16	0.00	0.26
Diluted earnings per share from continuing operations	(0.06)	0.12	0.16	0.00	0.23
Diluted earnings per share	(0.02)	0.12	0.16	0.00	0.26

9. Income Tax

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $5,812 (related primarily to accumulated net operating losses) as of December 31, 2006 and the gross deferred tax asset associated with these future tax deductions was approximately $2,240. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited operating history and the taxable losses incurred by the TRSs since their inception. On January 1, 2006, the Company restructured its TRSs and all of its TRSs are owned by one TRS holding company.

The components of the deferred taxes recognized in the accompanying consolidated balance sheets December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss	$2,537	$1,468
Lease termination	(297)	432
Valuation allowance	(2,240)	(1,900)

Total	$0	$0

Net operating loss carry forwards for federal and state income tax purposes amount to $176, $3,847, $2,606, and $159 expire in 2023, 2024, 2025, and 2026, respectively.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

10. Share-Based Compensation

Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). Under this method, the Company applies the fair value recognition provisions of SFAS 123R to all employee awards (including options) granted, modified, or settled on or after January 1, 2006, which has resulted in compensation expense being recorded based on the fair value of the awards. Prior to January 1, 2006, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, because the exercise price of employee share options equaled the market price of the underlying share on the date of grant, no compensation expense was recognized for options. For the year ended December 31, 2006, the Company recognized expense of $1,681 pursuant to SFAS 123R. $852 relates to restricted share grants, and $829 relates to share options and market condition awards, of which $451 relates to the cash portion of the Company’s performance award plan.

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 4,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 2,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At December 31, 2006, 838,362 shares remained available for issuance in the form of restricted or performance shares under the 1994 plan (assumes a reserve of 237,500 for the performance awards—see “performance awards below) and 1,000,388 restricted shares were vested. The Company issues new shares upon the exercise of common share options. The following table provides information about the Company’s equity compensation plans described above, as of December 31, 2006.

	Number of Securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first Column)
Equity Compensation Plans Approved by Shareholders	395,400	$11.52	2,039,612
Equity Compensation Plans Not Approved by Shareholders	—	—	—

The following table summarizes the changes in the Company’s non-vested restricted shares under the 1994 Plan as of December 31, 2006.

Restricted shares	Number of Shares	Weighted average Grant-Date Fair Value
Shares outstanding as of December 31, 2005	195,000	$12.46
Shares granted	37,500	17.24
Shares vested	(73,750)	9.37
Shares cancelled	(35,000)	15.51

Shares outstanding as of December 31, 2006	123,750	$14.89

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

As of December 31, 2006, there was $1,512,000 of unrecognized compensation cost related to non-vested restricted shares granted under the 1994 Plan. That cost is expected to be recognized over a weighted average period of 2.7 years.

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options granted under the 1994 Plan for the year ended December 31, 2006.

	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,003,000	$11.99
Granted	12,500	16.00
Exercised	(620,100)	12.37
Cancelled	—	—
Forfeited	—	—

Outstanding at December 31, 2006	395,400	$11.52

Exercisable at December 31, 2006	386,025	$11.80

Exercise price range of shares under option	$10.25 to $ 16.00

Of the 395,400 common share options outstanding as of December 31, 2006, 12,500 are incentive share options and 382,900 are non-qualified options. The options vest over varying periods not exceeding ten years. All but 9,375 of the common share options granted in 2006 are fully vested and exercisable, and have a weighted average remaining contractual term of two years. As of December 31, 2006, the aggregate intrinsic value of fully vested common share options was approximately $1,600.

The Company’s non-employee trustee share incentive plan provides for the granting of up to 200,000 share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant. The Company has granted to trustees an aggregate of 101,000 non-qualified options to acquire common shares, with exercise prices ranging from $6.93 to $16.69. As of December 31, 2006, 87,000 of these options, with a weighted average exercise price of $10.18, were vested, 14,000 options had been exercised and no options had been forfeited or terminated. The Company has also granted to its non-employee trustees an aggregate of 96,053 restricted shares at a weighted average grant date fair value per share of $12.23, which vest over varying periods not to exceed five years. At December 31, 2006, 92,677 of these restricted shares were vested and 3,376 shares were unvested. Unrecognized compensation cost related to these unvested shares of $30 will be recognized over the next 2.0 years.

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

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

The fair value calculations under SFAS No. 123R for the common shares portion of the performance awards, the common share equivalent portion of the performance awards and the share options were estimated by an independent third party using valuation models. A lattice model was used to calculate the fair value of the common share and common share equivalent awards and the fair value of the share options was calculated using the Black-Scholes option pricing model. The fair value of the common shares portion of the performance awards of $1,312 and the share options of $50 was fixed on the grant dates. The fair value of the common share equivalent portion of the performance awards of $1,303 was re-measured as of December 31, 2006. The following assumptions were used for each of the fair value calculations:

	Common Share Award	Common Share Equivalent Award	Share Options
Measurement date	June 1, 2005	Dec. 31, 2006	Jan. 2, 2006
Common share dividend yield	4.8%	5.5%	4.1%

Expected common share volatility	32.5%	26.7%	32.0%

Risk-free interest rate	3.55%	4.74%	4.31%

Expected term (in years)	5.0	3.5	6.5

For the year ended December 31, 2006, the Company recognized expense of $1,681 pursuant to SFAS 123R, of which $852 relates to restricted share grants and $829 relates to share options and market condition awards, including $451 relating to the portion of the Company’s outstanding performance share awards that may settle in common share equivalents. Total compensation expense for non-vested options and market condition awards not yet recognized is approximately $1,621and will be recognized over the next 3.5 years.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested options and market condition awards in the years ended December 31, 2005 and 2004:

	For the year ended December 31, 2005 Pro Forma	For the year ended December 31, 2004 Pro Forma
Net income (loss) applicable to common shareholders	$11,059	$(1,138)
Deduct: Total share-based compensation expense determined under the fair value method for all awards, net of minority interest	(484)	(90)

Pro forma net income (loss) applicable to common shareholders	$10,575	$(1,228)

Basic earnings (loss) per share—as reported	$0.26	$(0.03)
Basic earnings (loss) per share—pro forma	$0.25	$(0.03)
Diluted earnings (loss) per share—as reported	$0.26	$(0.03)
Diluted earnings (loss) per share—pro forma	$0.25	$(0.03)

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

11. Commitments and Contingencies

The Company’s wholly owned TRSs are parties to, and thereby directly responsible for, the franchise agreements. The Company has guaranteed the TRSs obligations under their hotel franchise agreements with Marriott, and the Company’s subsidiaries that own hotels subject to franchise agreements with Marriott and subsidiaries of Hilton Hotels have effectively guaranteed those franchise agreements.

Under the Percentage Leases, the Company is obligated to pay the costs of certain capital improvements, property taxes and insurance for the Hotels (except that the TRSs are required to pay property insurance on six hotels). Additionally, the Company must make available to the TRSs an amount equal to 4% or 5% of room revenues from the Hotels per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the Hotels (subject to certain exceptions). Each of the term loans require that the Company make available for such purposes, for the hotels collateralizing those loans, varying amounts up to 5% of gross revenues from such hotels.

The Company has a ground lease with renewal rights to extend the expiration to August 2070 (Westin Morristown, NJ), two fifty-year term ground leases expiring August 2034 (Courtyard by Marriot Ft. Lauderdale, FL) and May 2035 (Best Western Palm Beach, FL), respectively, and a 98-year term ground lease expiring October 2084 (Hampton Inn Woburn, MA), on the land underlying part or all of four of its hotel properties. Minimum annual rent payable under these leases is approximately $584 in the aggregate, subject to increase based on increases in the consumer price index.

12. Related Party Transactions

The Company reimbursed the IH Manager in 2006, 2005 and 2004 $15, $14, and $12 respectively, for shared personnel and services (which included human resources and telephone costs).

The Company, the IH Lessee and the IH Manager replaced the majority of their corporate information technology (“IT”) infrastructure in 2003. The total cost of the new IT infrastructure was approximately $1.0 million, which was funded by the Company. In 2004, the Company, the IH Lessee and the IH Manager agreed to a cost sharing agreement under which the Company reimbursed the IH Manager for 50% of the total costs (including depreciation on the IT infrastructure) of operating and maintaining the IT function. The Company’s reimbursements to the IH Manager for the IT function in 2006, 2005 and 2004 were $301, $315 and $258, respectively.

The Company engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects. The Company paid approximately $0, $60 and $1,006 to Hatchett during 2006, 2005 and 2004, respectively. The Company may enter into additional renovation contracts with the Hatchett affiliate in 2007. The affiliate of Hatchett is approximately 50% owned by Equity Inns, Inc. (“Equity”). The IH Manager manages four Hotels owned by Equity. These contracts assisted the IH Manager in qualifying to manage the Company’s Hotels under tax laws applicable to a REIT.

In connection with the TRS Transaction, the Company and the IH Manager agreed on management agreements with an initial term of 10 years that may be renewed for two, five-year periods at the option of the IH Manager. The management agreements provide for a base management fee of 3% of gross revenues, an accounting fee of $750.00 per month per hotel and an incentive management fee equal to 50% of hotel available cash flow. The Company paid the IH Manager management and accounting fees as of December 31, 2006, 2005, and 2004 of $9,198, $7,993, and $6,681, respectively.

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

The IH Manager obtained an employee practices liability insurance policy covering the IH Manager and the Company. The Company has reimbursed the IH Manager for its one-third share of the policy premium, which was $106, $91, and $53, for 2006, 2005 and 2004, respectively.

The IH Manager maintains a health benefit plan in which the Company’s employees participate. The Company’s reimbursement to the IH Manager is based on the number of Company employees participating in the plan and the coverage and benefit levels selected by those employees. The Company has reimbursed the IH Manager in 2006, 2005 and 2004 $167, $105, and $111, respectively, under this arrangement.

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

The Company recorded a $617 charge to general and administrative expense during 2005 to reflect the estimated loss from misappropriation of receipts on hotel accounts receivable by an employee at one of its hotels. The Company received insurance proceeds to offset the total charge during 2005.

14. Insurance Recovery

The Company received net insurance proceeds of $1,229 during the first quarter of 2006 for the Ft. Walton Beach, FL hotel, which had a substantial number of rooms out of service following hurricanes in September 2004. Of this amount, $745 relates to proceeds from business interruption claims and $484 relates to amounts reimbursed for previously incurred repairs and maintenance expense.

15. Other Charges

Other charges for the years ended December 31, 2006, 2005 and 2004 include the following (amounts in thousands):

	2006	2005	2004
Extinguishment of Debt	$—	$2,698	$—
Personnel cost	—	355	392
Transaction costs	299	—	—
Other income	(745)	—	—
TRS Transaction costs	—	—	233
Marriott Takeback Transaction	—	—	250

	$(446)	$3,053	$875

Extinguishment of debt includes prepaid interest, loan origination fees and other costs associated with the partial defeasance of outstanding debt of $16,500 encumbering three hotels that were sold during the first quarter of 2005. The personnel costs are related to the departure of former officers. Other income includes business interruption insurance proceeds. Transaction costs include legal costs associated with exploring a possible sale of

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

the Company. The TRS Transaction costs are related to the TRS Transaction. The Company reimbursed the IH Manager for expenses incurred for the transition of 17 Hotel properties managed by Marriott to the IH Manager as part of the Marriott Tackback Transaction.

16. Investment in Unconsolidated Entities

During the fourth quarter 2006, the Company acquired for $4,277 a 49 percent equity interest in the 355-room Sheraton Capital Center Hotel in Raleigh, N.C. The other interests are owned by subsidiaries of the Gencom Group, a private hospitality firm. The property was purchased by the joint venture for approximately $42,000. The joint venture funded the acquisition with $8,500 in cash and approximately $33,500 in debt. The Company funded its portion of the cash from borrowings on its unsecured line of credit. The debt obtained by the joint venture is floating rate debt bearing interest at LIBOR plus 285 basis points and matures in November 2009.

17. Discontinued Operations

During the first quarter of 2006, the Company sold one land site in Binghamton, NY and recognized a gain of $75 on the sale. The Company had no hotels classified as held for sale as of December 31, 2006.

In 2004, the Company classified three hotels as held for sale, which were sold in 2005 for $21,300 and the Company recognized a gain on sales of $1,501. The Company sold a hotel in July 2004 and recognized a loss on the sale of $247 and another hotel in January 2004 and recognized a gain on sale of $1,029.

The following table sets forth the components of discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Hotel operating revenue	$—	$918	$9,168
Percentage lease revenue	—	—	74
Other income	—	28	79
Hotel operating expenses	—	(1,001)	(6,283)
Depreciation	—	—	(1,564)
Amortization of franchise fees	—	(2)	(12)
Property taxes and insurance	—	(75)	(453)
General and administrative	—	—	(3)
Gain (loss) on sale of Hotel	75	1,501	782
Impairment on Hotels classified as held for sale	—	—	(626)
Other	—	—	(33)

Discontinued operations	$75	$1,369	$1,129

18. Recently Issued Accounting Pronouncements

In March 2005, FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations was issued to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing

Innkeepers USA Trust

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share and per share data)

and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company has adopted FIN 47 and determined that it had no impact as of December 31, 2006. The Company will continue to analyze the impact, if any, of FIN 47 on a regular basis.

In July 2006, The Financial Accounting Standards Board published FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company will adopt FIN 48 for fiscal periods starting January 1, 2007. The Company is in the process of evaluating the full impact, if any, of FIN 48; however, the Company does not believe that the effects of FIN 48, if any, will be material to the financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108 (“SAB 108”). The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company evaluated SAB 108 and it had no impact as of December 31, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s consolidated financial statements upon adoption of a voluntary change in accounting principle by the Company.

INNKEEPERS USA TRUST

SCHEDULE 3—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

			Initial Cost		Cost Capitalization to subsequent aquistions		Gross Amount of which carried at close of period
Description	State	Encum- brances	Initial Cost Bldg. & Improvements	Cost Cap. Sub. to Acq. Land	Cost Cap. Sub. to Acq. Bldg. & Improvements	Gross Amounts Land	Gross Amounts	Bldg. & Improvements	Accumulated Deprecation	Net Book Value
Residence Inn:
Addison RI.	TX	5	11,914,876	3,751	557,067	1,003,751	12,471,943	13,475,694	3,155,364	10,320,330
Altamonte Springs.	FL	5	7,089,660	269,560	2,338,489	1,598,860	9,428,148	11,027,008	2,607,925	8,419,083
Anaheim RI—KPA	CA	9	46,393,527		368	7,154,000	46,393,895	53,547,895	299,672	53,248,223
Arlington.	TX	5	8,432,997	18,825	313,294	878,825	8,746,291	9,625,116	2,253,287	7,371,828
Atlanta Downtown.	GA	5	14,935,292	19,121	4,300,527	1,569,121	19,235,820	20,804,941	5,551,453	15,253,488
Atlanta Peachtree.	GA		9,116,452	33,679	70,289	981,559	9,186,741	10,168,300	1,943,062	8,225,237
Bellevue.	WA	4	16,935,703	330,879	2,416,699	3,445,929	19,352,403	22,798,332	5,232,140	17,566,192
Binghamton.	NY	2	5,293,909	123,167	1,662,833	843,167	6,956,742	7,799,908	2,164,556	5,635,352
Bothell.	WA		9,410,434	233,934	1,263,211	2,147,684	10,673,645	12,821,329	2,807,883	10,013,446
Cherry Hill.	NJ	2	8,136,208	97,312	2,220,735	1,097,312	10,356,943	11,454,255	2,884,485	8,569,770
Columbus East.	OH		3,881,412	126,442	1,563,679	851,242	5,445,091	6,296,332	1,585,133	4,711,199
Denver Downtown.	CO	2	9,021,227	280,188	4,070,997	1,490,188	12,076,612	13,566,800	3,656,028	9,910,773
Denver Tech.	CO	1	7,726,077	203,399	2,464,880	1,308,399	10,190,957	11,499,356	3,505,020	7,994,336
East Lansing.	MI		4,324,600	165,630	2,240,822	550,630	6,119,095	6,669,725	1,871,074	4,798,651
Fort Wayne.	IN		4,029,866	75,925	1,166,818	827,575	5,196,684	6,024,260	1,230,199	4,794,060
Fremont.	CA	1	4,684,094	117,519	1,754,632	1,117,519	6,438,727	7,556,246	2,057,123	5,499,123
Gaithersburg.	MD		12,690,734	6,211	108,056	2,005,879	12,798,789	14,804,669	2,794,925	12,009,744
Grand Rapids.	MI		7,205,876	138,974	2,169,714	908,974	8,625,189	9,534,163	2,657,181	6,876,982
Harrisburg.	PA		5,746,456	50,916	1,823,121	820,916	7,569,577	8,390,493	2,099,025	6,291,468
Indianapolis.	IN		4,213,939	115,830	1,729,550	904,980	5,943,489	6,848,469	1,523,804	5,324,664
Lexington KY.	KY		5,712,976	272,354	1,967,855	1,341,704	7,680,831	9,022,535	2,067,989	6,954,546
Livonia.	MI		7,809,932	31,325	199,068	1,281,133	8,009,000	9,290,133	1,602,707	7,687,426
Louisville RI.	KY		8,068,746	163,542	2,608,839	1,673,142	10,677,586	12,350,728	2,873,537	9,477,191
Lynnwood.	WA	4	12,520,749	182,194	903,335	2,477,194	13,424,083	15,901,278	3,408,152	12,493,125
Mission Valley	CA	9	51,159,197		1,975	8,384,000	51,161,171	59,545,171	330,424	59,214,747
Mountain View.	CA	1	12,299,309	124,254	2,548,520	3,824,254	14,847,829	18,672,083	4,669,186	14,002,897
Ontario.	CA	4	9,999,265	181,121	3,703,031	2,057,771	13,702,296	15,760,067	3,774,295	11,985,772
Portland ME.	ME		4,996,765	25,648	279,672	545,648	5,276,437	5,822,085	1,422,716	4,399,369
Richmond NW.	VA		8,814,842		67,051	499,096	8,881,892	9,380,988	1,769,397	7,611,592
Richmond.	VA	1	5,159,238	128,591	1,519,825	728,591	6,679,063	7,407,653	2,045,110	5,362,543
Rockville.	MD		16,250,961		6,878	4,650,000	16,257,839	20,907,839	35,424	20,872,415
Rosemont.	IL		17,346,704	42,691	83,217	2,039,299	17,429,921	19,469,221	3,494,937	15,974,284
Saddle River.	NJ		17,101,462		161,933	2,993,130	17,263,395	20,256,525	2,211,251	18,045,274
San Jose South.	CA		16,728,013	8,598	90,273	2,513,448	16,818,286	19,331,734	3,528,298	15,803,436
San Jose.	CA	1	5,819,759	100,261	1,693,914	1,450,261	7,513,673	8,963,934	2,305,402	6,658,532
San Mateo.	CA	5	17,281,777	193,965	3,093,113	4,793,965	18,285,039	23,079,004	5,016,486	18,062,518
Shelton.	CT	5	8,184,355	149,978	2,742,595	1,709,978	10,926,950	12,636,929	2,838,541	9,798,388
Silicon Valley I.	CA	2	26,424,473	187,287	5,007,017	6,517,287	28,308,052	34,825,338	8,091,012	26,734,327
Silicon Valley II.	CA	6	32,257,326	251,779	4,485,543	5,701,779	33,540,068	39,241,847	9,647,165	29,594,683
Troy Central.	MI	1	4,905,564	303,864	1,859,144	1,593,864	6,764,708	8,358,572	2,593,499	5,765,072

INNKEEPERS USA TRUST

SCHEDULE 3—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

			Initial Cost		Cost Capitalization to subsequent aquistions		Gross Amount of which carried at close of period
Description	State	Encum- brances	Initial Cost Bldg. & Improvements	Cost Cap. Sub. to Acq. Land	Cost Cap. Sub. to Acq. Bldg. & Improvements	Gross Amounts Land	Gross Amounts	Bldg. & Improvements	Accumulated Deprecation	Net Book Value
Troy Southeast.	MI	1	7,257,010	340,030	1,337,607	1,100,030	8,594,617	9,694,647	2,833,838	6,860,809
Tukwila.	WA	4	17,324,929	181,847	2,612,561	3,361,397	19,937,490	23,298,888	5,281,670	18,017,218
Tyson's Corner.	VA	7	9,998,865	7,250	86,541	2,420,492	10,085,406	12,505,898	2,390,881	10,115,018
Vancouver.	WA
Wichita East.	KS	2	3,869,075	109,356	957,622	634,356	4,399,758	5,034,115	1,465,167	3,568,948
WIndsor.	CT	1	4,742,178	163,705	1,790,823	1,313,705	6,533,001	7,846,706	1,954,152	5,892,554
Summerfield Suites:
Addison SS	TX	3	11,923,133	2,138	130,996	1,472,138	12,054,129	13,526,267	2,868,098	10,658,169
Belmont	CA	4	16,345,230	13,334	161,549	2,913,334	16,506,780	19,420,114	3,957,607	15,462,507
El Segundo	CA	3	11,389,220	4,636	53,815	1,834,636	11,443,034	13,277,670	2,749,283	10,528,388
Las Colinas	TX	4	15,057,457	28,314	283,381	2,291,314	15,340,838	17,632,152	3,704,904	13,927,248
Mount Laurel	NJ	3	11,207,733	21,263	438,742	421,263	11,646,475	12,067,738	2,760,396	9,307,341
Hampton Inn:
Albany	NY	3	7,978,826	57,783	1,133,111	907,783	9,111,937	10,019,720	2,700,936	7,318,784
Columbia	MD		7,686,266		539,050	973,837	8,225,316	9,199,153	417,834	8,781,319
Germantown	MD		4,944,699	97,052	3,044,914	1,017,052	7,989,613	9,006,665	3,610,233	5,396,432
Islandia	NY	2	4,873,258	171,658	1,682,533	1,091,658	6,555,791	7,647,449	2,434,514	5,212,935
Lombard	IL	3	6,602,164	128,876	1,449,922	728,876	8,052,086	8,780,962	2,148,241	6,632,720
Louisville HI	KY		4,272,407	147,224	5,056,711	2,147,224	9,329,118	11,476,342	777,024	10,699,318
Naples	FL	2	4,777,891	37,015	951,822	727,015	5,729,713	6,456,729	1,918,934	4,537,795
Schaumburg	IL	3	4,211,887	62,488	1,405,287	634,488	5,617,174	6,251,662	1,513,697	4,737,965
Tallahassee	FL	2	4,253,650	66,871	972,250	566,871	5,225,900	5,792,771	1,651,545	4,141,226
West Palm Beach	FL		3,954,039	154,334	1,307,530	154,334	5,261,569	5,415,903	2,755,096	2,660,807
Westchester	IL	3	4,641,966	60,990	1,033,336	632,990	5,675,303	6,308,292	1,585,757	4,722,535
Willow Grove	PA		8,376,545	52,441	1,147,281	1,162,441	9,523,826	10,686,268	3,481,460	7,204,807
Woburn	MA		2,731,793	62,206	3,226,273	62,206	5,958,066	6,020,272	3,446,257	2,574,015
Homewood Suites:
San Antonio	TX	7	17,273,793		688,280	2,350,000	17,962,073	20,312,073	1,229,242	19,082,831
Sunrise Suites:
Tinton Falls	NJ		4,606,384		361,071	750,000	4,967,455	5,717,455	1,154,900	4,562,555
Four Points:
Fort Walton Beach	FL		9,519,414	30,600	1,558,932	18,030,600	11,078,346	29,108,946	1,496,114	27,612,832
Courtyard:
Fort Lauderdale	FL		7,822,658	202,847	4,390,357	202,847	12,213,015	12,415,862	5,063,828	7,352,034
TownPlace Suites:
Horsham	PA		6,695,881	8,297	322,115	788,297	6,867,640	7,655,937	1,282,893	6,373,043
Doubletree:
Washington DC	DC	7	15,253,240		246,046	6,097,250	15,499,285	21,596,535	842,065	20,754,470
Other:
Anaheim Hilton	CA	8	44,391,914		1,293	3,900,000	44,393,207	48,293,207	286,734	48,006,472
Ontario Hilton	CA	9	33,415,980		863	8,728,000	33,416,842	42,144,842	215,800	41,929,042

INNKEEPERS USA TRUST

SCHEDULE 3—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

December 31, 2006

			Initial Cost		Cost Capitalization to subsequent aquistions		Gross Amount of which carried at close of period
Description	State	Encum- brances	Initial Cost Bldg. & Improvements	Cost Cap. Sub. to Acq. Land	Cost Cap. Sub. to Acq. Bldg. & Improvements	Gross Amounts Land	Gross Amounts	Bldg. & Improvements	Accumulated Deprecation	Net Book Value
Atlantic City.	NJ		4,826,112	12,225	375,624	3,537,875	5,201,737	8,739,612	493,254	8,246,357
BULFINCH	MA		15,598,247		216,167	3,559,178	15,814,414	19,373,592	472,421	18,901,171
Montvale.	NJ		9,336,506		4,600	7,813,798	9,341,106	17,154,904	479,301	16,675,603
Morristown.	NJ		19,643,065	146,560	624,830	10,522,560	20,267,895	30,790,455	900,174	29,890,280
USA LP					316,721		316,721	316,721	180,298	136,424

Grand Total(s)			856,828,166	7,130,054	107,169,135	183,131,899	952,791,576	1,135,923,475	188,109,416	947,814,059

Notes to Schedule 3—Real Estate and Accumulated Depreciation

1.	Collateral for $30 million term loan.
2.	Collateral for $42 million term loan.
3.	Collateral for $40 million term loan.
4.	Collateral for $58 million term loan.
5.	Collateral for $50 million term loan.
6.	Collateral for $14 million mortgage note.
7.	Collateral for $75 million mortgage loan.
8.	Collateral for $14 million mortgage loan.
9.	Collateral for $120 million mortgage loan.

	2006	2005	2004
	(in 000’s)	(in 000’s)	(in 000’s)
Cost of land and improvements, and buildings and improvements:
Balance at beginning of year	904,506	815,146	757,670
Additions	242,975	89,386	92,439
Disposals	(352)	(27,895)	(11,899)
Transfer to “held for sale”	—	27,869	(23,064)

Balance at end of year	1,147,129	904,506	815,146

Accumulated depreciation on land improvements, buildings and improvements:
Balance at beginning of year	161,916	132,309	126,082
Additions	26,211	23,805	22,212
Disposals	(3)	(8,587)	(3,457)
Transfer to “held for sale”	—	14,389	(12,528)

Balance at end of year	188,124	161,916	132,309

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNKEEPERS USA TRUST

February 28, 2007	/s/ JEFFREY H. FISHER
Chief Executive Officer, President and Chairman of the Board of Trustees

February 28, 2007	/s/ DENNIS M. CRAVEN
Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JEFFREY H. FISHER Jeffrey H. Fisher	Chief Executive Officer, President and Chairman of the Board, (Principal Executive Officer)	February 28, 2007

/s/ DENNIS M. CRAVEN Dennis M. Craven	Chief Financial Officer	February 28, 2007

/s/ MILES BERGER Miles Berger	Trustee	February 28, 2007

/s/ RANDALL L. CHURCHEY Randall L. Churchey	Trustee	February 28, 2007

/s/ THOMAS J. CROCKER Thomas J. Crocker	Trustee	February 28, 2007

/s/ JACK P. DEBOER Jack P. DeBoer	Trustee	February 28, 2007

/s/ C. GERALD GOLDSMITH C. Gerald Goldsmith	Trustee	February 28, 2007

/s/ ROLF E. RUHFUS Rolf E. Ruhfus	Trustee	February 28, 2007

/s/ JOEL F. ZEMANS Joel F. Zemans	Trustee	February 28, 2007

RISK FACTORS

SOME OF THE INFORMATION YOU WILL FIND IN THIS FORM 10-K, AND IN OUR OTHER FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND OUR PROSPECTUSES OR ANY PROSPECTUS SUPPLEMENTS, MAY CONTAIN “FORWARD-LOOKING” STATEMENTS. ALSO, DOCUMENTS SUBSEQUENTLY FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION MAY CONTAIN FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY THESE TYPES OF STATEMENTS BY THEIR USE OF FORWARD-LOOKING WORDS SUCH AS “MAY,” “SHOULD,” “COULD,” “PLANS,” “INTENDS,” “EXPECTS,” “ANTICIPATES,” “ESTIMATES,” “PROJECTS,” “CONTINUES,” “IS DESIGNED TO,” “POTENTIAL” OR OTHER SIMILAR WORDS. THESE TYPES OF STATEMENTS DISCUSS FUTURE EVENTS OR EXPECTATIONS OR CONTAIN PROJECTIONS OR ESTIMATES. WHEN CONSIDERING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD KEEP IN MIND THE FOLLOWING RISK FACTORS, AS WELL AS OTHER FACTORS THAT ARE DESCRIBED IN OUR FILINGS WITH THE SEC FROM TIME TO TIME. THESE RISK FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY AND ADVERSELY FROM THOSE CONTAINED IN OR IMPLIED BY ANY FORWARD-LOOKING STATEMENT. THE WORDS (A) “THE COMPANY,” “WE,” “US,” “OUR,” “OURS” AND WORDS OF SIMILAR IMPORT REFER TO INNKEEPERS USA TRUST OR INNKEEPERS USA TRUST AND ITS CONSOLIDATED AFFILIATES, AS THE CONTEXT REQUIRES, (B) “THE PARTNERSHIP” REFERS TO INNKEEPERS USA LIMITED PARTNERSHIP, OR INNKEEPERS USA LIMITED PARTNERSHIP AND ITS PARTNERSHIP SUBSIDIARIES, AS THE CONTEXT REQUIRES, OR (C) “YOU” OR “YOUR” REFERS TO INVESTORS OR PROSPECTIVE INVESTORS IN THE COMPANY.

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

In order for us to continue to qualify as a real estate investment trust, or REIT, third parties must operate our hotels. We lease each of our hotels to our taxable REIT subsidiaries (“TRSs”) under a percentage lease providing for rent equal to (a) a fixed base amount or, (b) if greater, percentage rent based on the room revenues of the hotel (collectively, the “Percentage Leases”). The TRSs, in turn, have entered into management agreements with Innkeepers Hospitality Management, Inc. (the “IH Manager”) to manage substantially all of our hotels. While we have some input into operating decisions for those hotels leased by our TRSs and operating under management agreements, we have less control than if we were managing the hotels ourselves. Even if we believe that our hotels are not being operated efficiently, we may not be able to require an operator to change the way it operates our hotels. Jeffrey H. Fisher controls the IH Manager, and he is the Chief Executive Officer, President and Chairman of our Board of Trustees. See “—Conflicts of interest and related party transactions—The IH Lessee and the IH Manager” below.

Terror events and threats and military action could negatively affect the hotel industry and our results of operations and financial condition.

Terror events, such as those that occurred on September 11, 2001, military actions, such as the ongoing actions in Afghanistan and Iraq, and periodic terror alerts, could (as they have in the past) substantially negatively affect our business and results for a prolonged period. We cannot predict how similar future events will directly or indirectly impact the hotel industry or our operating results in the future.

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

Substantially all of our hotels are managed by the IH Manager, which is owned by Mr. Fisher. In the years ended December 31, 2006 and in 2005, we paid the IH Manager management and accounting fees of approximately $9,198,000 and $7,993,000, respectively.

Each of our management agreements with the IH Manager has an initial term of 10 years and may be renewed for two, five-year periods at the option of the IH Manager. The management agreements provide for a base management fee of 3% of gross revenues, an accounting fee of $750.00 per month per hotel and an incentive management fee equal to 50% of hotel available cash flow. Hotel available cash flow is, generally, gross hotel revenues less (a) hotel operating expenses, including franchise fees, (b) the base management and accounting services fees and (c) base and percentage rent paid by our TRSs to us. Under these management agreements, the IH Manager is not responsible for any losses incurred by the TRSs (from hotel operations or otherwise). The management agreements provide generally for a termination fee to be paid to the IH Manager upon certain terminations of a management agreement, including in connection with the sale of the related hotel. The termination fee is the fair market value of the management contract for the remainder of the then-current term. The cumulative amount of unpaid termination fees payable to the IH Manager at any time will be netted against the fair market value of additional management contracts awarded to the IH Manager by the Company, and the Company will pay to the IH Manager any net amount due to the IH Manager that has been outstanding for more than 365 days. To date, no termination fees have been paid to the IH Manager.

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

In the years ended December 31, 2006 and in 2005, the Company reimbursed the IH Manager $15,000 and $14,000, respectively, for shared personnel and services. Shared personnel and services included human resources and telephone costs.

In 2005 and from time to time in previous years, we engaged an affiliate of Hatchett Hospitality (“Hatchett”) to perform certain renovation projects. During 2005, we entered into renovation contracts with the Hatchett affiliate for approximately $60,000. The Hatchett affiliate is approximately 50% owned by Equity Inns, Inc. (“Equity”). The IH Manager currently manages four Hotels owned by Equity. These contracts assisted the IH Manager in qualifying to manage certain of the Company’s hotels under tax law applicable to a REIT.

The Company and the IH Manager share their corporate information technology (“IT”) infrastructure, the cost of which is initially funded by the Company. The Company and the IH Manager agreed to a cost sharing arrangement under which each of the Company and the IH Manager bear 50% of the total costs of operating and maintaining the IT function (including depreciation taken by the Company on the IT infrastructure). The Company paid or reimbursed the IH Manager a total of $301,000 and $315,000 for the IT function in the years ended December 31, 2006 and in 2005, respectively.

The IH Manager obtained an employee practices liability insurance policy which covers Company employees. We reimbursed the IH Manager for one-third of the premium for this policy, which was $106,000 and $91,000 in the years ended December 31, 2006 and in 2005, respectively.

The IH Manager maintains a health benefit plan in which our employees participate. Our reimbursement is based on the number of our employees participating in the plan and the coverage and benefit levels selected by those employees. We reimbursed the IH Manager $167,000 and $105,000 for the years ended December 31, 2006 and for 2005, respectively, for our share of the costs of our employees’ participation in this plan.

In 2003, we entered into an agreement with certain predecessors of the IH Manager (the “IH Lessee”, which was owned by Mr. Fisher) and affiliates of Marriott International, Inc. (“Marriott”) for a transaction under which the IH Lessee (a) converted the agreements under which 17 of our hotels were managed by Marriott into long-term franchise agreements with Marriott and (b) became the manager of the hotels. Under the terms of the converted agreements, the IH Lessee agreed to pay Marriott (1) a franchise royalty of 6.5% of room revenues for the first 10 years of each franchise agreement and 5% thereafter and (2) $850,000 plus 50% of aggregate available cash flow in excess of a specified threshold each year for 10 years, beginning in 2004. The TRS (and therefore, indirectly, we) subsequently assumed the IH Lessee’s obligations under the franchise agreements described above, including the obligations to pay Marriott the fees described above.

Conflicts may arise with respect to whether certain expenditures are classified as capital expenditures, which are capitalized by the Company and do not immediately affect earnings, or repairs and maintenance, which are expensed as incurred and therefore reduce the amount available to be earned by the IH Manager as incentive management fees.

From time to time, the Company has engaged, and in the future may engage, a brokerage firm with which Mr. Fisher’s adult child is employed, in connection with certain acquisitions and dispositions or other transactions.

Under our management agreements, the IH Manager is generally responsible for complying with our various franchise agreements, subject to our making sufficient funding available. As Mr. Fisher owns the IH Manager, conflicts of interest exist between us and Mr. Fisher regarding the IH Manager’s compliance with franchise agreements, which could result in (a) the termination of those agreements and related substantial penalties, or (b) other actions or failures to act by the IH Manager which could result in liability to us or our TRS.

Jack P. DeBoer. In November 1996, we acquired seven Residence Inn by Marriott hotels (the “DeBoer Hotels”) from affiliates of Jack P. DeBoer (the “DeBoer Group”), including Rolf E. Ruhfus. Messrs. DeBoer and Ruhfus are members of our Board of Trustees. The DeBoer Group received Class B preferred units of limited partnership interest in our operating partnership (“Class B Preferred Units”) in partial consideration for the acquisitions. Following the acquisition of the DeBoer Hotels, Mr. DeBoer joined our Board of Trustees. In connection with the acquisition, we agreed that to the extent that members of the DeBoer Group hold Class B Preferred Units and the Company maintains indebtedness outstanding, we will permit those DeBoer Group members to guarantee such indebtedness in the amount required for them to defer certain taxes. These guarantees may have the effect of giving the related lender(s) recourse to assets of the Company that they would not otherwise have. As of and after November 1, 2006, the maximum amount of our indebtedness guaranteed by the DeBoer Group will be $11 million, which will decline upon the occurrence of certain events. In addition, due to potential adverse tax consequences to members of the DeBoer Group that may result from a sale of certain of the DeBoer Hotels, conflicts of interest may exist between us and Mr. DeBoer regarding transactions involving the DeBoer Hotels that could trigger adverse tax consequences to some or all of the DeBoer Group. Mr. DeBoer and certain of his affiliates have in the past, and continue to be, involved in the development of hotels, including extended-stay hotels. Mr. DeBoer is currently the Chief Executive Officer and primary investor in the owner of the Value Place brand of extended-stay hotels. Hotels developed by Mr. DeBoer and his affiliates may compete with our hotels for guests, and hotel companies with which Mr. DeBoer is affiliated may compete with us for acquisition opportunities and for qualified employees. Accordingly, our interests and those of Mr. DeBoer could be different in connection with matters relating to our hotels or proposed acquisitions or developments that are competitive with hotels owned or being considered for acquisition or development by Mr. DeBoer and his affiliates.

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

Investment concentration in particular classifications of single industry. Our entire business is hotel-related. Our current investment strategy is to own primarily upscale extended stay hotels, with a specific focus on Residence Inn by Marriott hotels, and limited service hotels, primarily Hampton Inn hotels. We have historically focused on hotels that appeal primarily to business travelers. We have not historically emphasized hotels that appeal to families or leisure travelers. Adverse conditions in the hotel or travel industry that impact our hotels or in the Residence Inn by Marriott or Hampton Inn brands, will have a material adverse effect on our lease revenues and cash available for distribution to our shareholders.

Expansion of investment focus. While we have historically focused our investments in extended-stay and limited service hotels, we are not restricted from investing in other hotel-types or other geographic areas, including internationally. As of November 14, 2006, we owned (a) five upscale (or better) full service hotels with 1,134 rooms, which operate under brands including Westin, Hilton and Sheraton Four Points, and (b) a 49% interest in a 355-room Sheraton hotel. We may continue to expand our investment focus. There are risks to such activity, including that we have less experience acquiring, developing and owning, and the IH Manager has less experience operating, these kinds of hotels as compared to extended-stay or limited service hotels. From time to time, new hotel brands and concepts are developed. We may develop or acquire hotels operating under a new brand, which will involve the additional risks of the brand being unproven in the marketplace, having less distribution than its competitors, having a less than optimal physical plant or decoration package and likely having fewer resources initially for marketing and other promotional activities. We may also pursue opportunities to invest in hotels outside of the U.S. Investing outside of the U.S. carries certain additional risk, such as, legal, political, and currency risk, which we have no experience with. These risks could negatively affect our cash flow available for distribution and result in the loss of some or all of our investment.

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

Uninsured and underinsured losses. We, the IH Manager and our other managers have obtained property, casualty and other insurance with loss limits and coverage deemed reasonable by management (and with the intent to satisfy the requirements of lenders and franchisors). In doing so, we have made decisions with respect to covered perils, deductibles, policy limits and terms based on management’s experience, our risk profile and loss history, the nature of our hotels and businesses, our and our operators’ loss prevention efforts and the cost of insurance. These judgments may prove to leave us with no, or inadequate, insurance coverage for any particular loss.

All of our hotels in California (and certain of our other hotels, such as our hotels in the Pacific Northwest) are located in areas that are subject to earthquake activity. These hotels are located in areas of high seismic risk and some were constructed under pre-1985 building codes. No assurance can be given that an earthquake would not render significant damage to the hotels that have been constructed in compliance with more recent building codes, or are in areas of lower seismic risk. Additionally, areas in Florida where several of our hotels are located may experience hurricane or high-wind activity. Our Sheraton Four Points Hotel in Ft. Walton Beach FL, for instance, sustained substantial damage (though no structural damage) during Hurricane Jeanne in September 2004. That hotel and several others in Florida were impacted to varying degrees by one or more other hurricanes in 2004 and 2005. We maintain certain levels of (1) earthquake insurance on some, but not all, of our hotels in California and (2) wind insurance on certain, but not all, of our hotels located in Florida. We own hotels in California and Florida, representing substantial investment, on which we carry no earthquake or windstorm insurance. We would directly bear the rebuilding, restoration and related costs and lost income resulting from any uninsured loss. Even where such insurance is maintained, recovery under the applicable policies is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel impacted by an earthquake, hurricane or high wind, or the income lost as a result of the damage. We have no coverage from damage from earthquakes, floods or high wind caused by a terrorist attack.

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

As of November 14, 2006, we owned a 49% interest in a 355-room Sheraton hotel in Raleigh, NC that was managed by the IH Manager. We may joint venture or co-invest with other parties on hotel acquisitions or developments. There are inherent risks in such arrangements, including but not limited to having to share control and seek our partners’ approval, disputes over control, strategy, or the timing or amount of maintenance or capital expenditures, conflicts regarding whether, when or at what price to sell the asset and becoming subject to negative publicity, financial loss or legal liabilities due to the actions of our partners.

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

We carry insurance on all of our hotels and our business. The costs of property and casualty insurance carried by us and/or the IH Lessee rose substantially in the insurance renewal cycles after September 11, 2001. More recently, the hurricanes that struck the U.S. in 2004 and 2005 also affected the property insurance markets. Future terror-related events or natural disasters, as well as any other future covered losses or other casualties at our hotels, may result in (a) future insurance cost increases, (b) our inability to obtain (or economically obtain) important insurance coverage and/or (c) an increased risk of exposure to casualties if our insurance deductibles are substantially increased or the limits of our insurance coverage are substantially reduced. While in absolute dollars property tax is a much larger expense than insurance for us, our ability to make distributions could be adversely affected if insurance costs increase. Please see “—Investment risks in the real estate industry generally may adversely affect our ability to make distributions to our shareholders—Uninsured and Underinsured losses” above.

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

Business Combinations. Under Maryland law applicable to Maryland REITs, certain “business combinations” (including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities) with an “Interested Shareholder” are prohibited for five years after the person becomes an Interested Shareholder. An “Interested Shareholder” is any person who beneficially owns 10% or more of the voting power of our shares or our affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding voting shares, unless the Board of Trustees approved in advance the transaction by which he otherwise would have become an Interested Shareholder. After the five-year prohibition, any such business combination must be recommended by the Board of Trustees and approved by at least (a) 80% of the votes entitled to be cast by shareholders and (b) two-thirds of votes entitled to be cast by shareholders other than shares held by the Interested Shareholder, unless, among other conditions, shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its shares. These provisions do not apply to business combinations that are approved by the Board of Trustees prior to the time that the person becomes an Interested Shareholder. This law applies to us.

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

To qualify as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter (by, possibly, selling assets not withstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any calendar quarter, and the failure exceeds a minimum threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the IRS describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50 or the product of the highest applicable tax rate multiplied by the net income generated on those assets. As a result, we may be required to liquidate otherwise attractive investments.

Our share ownership limitation may prevent certain transfers of our shares.

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). Our Declaration of Trust prohibits direct or indirect ownership (taking into account applicable ownership provisions of the Code) of more than 9.8% of the outstanding common shares or any other class or series of outstanding shares of beneficial interest by any shareholder or group (the “Ownership Limitation”). Generally, the shares of beneficial interest owned by related or affiliated owners will be aggregated for purposes of the Ownership Limitation. Any transfer of shares of beneficial interest that would prevent us from continuing to qualify as a REIT under the Code will be void, the intended transferee of such shares will be deemed never to have had an interest in such shares, and such shares will be designated “shares-in-trust.” Further, we will be deemed to have been offered shares-in-trust for purchase at the lesser of the market price (as defined in the Declaration of Trust) on the date we accept the offer and the price per share in the transaction that created such shares-in-trust (or, in the case of a gift, devise or non-transfer event (as defined in the Declaration of Trust), the market price on the date of such gift, devise or non-transfer event). Therefore, the record holder of shares of beneficial interest in excess of the Ownership Limitation will experience a financial loss when such shares are purchased by us, if the market price falls between the date of purchase and the date of redemption.

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

LIST OF EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.4, 10.5, 10.6(a) – 10.6(f) and 10.46-10.55.

Exhibit Number	Description of Exhibits
3.1(a)	Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed December 15, 2003, and incorporated herein by reference).

3.1(b)	Form of Articles Supplementary to the Declaration of Trust of Innkeepers USA Trust (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on December 17, 2003).

3.1(c)	Amendment to Amended and Restated Declaration of Trust of the Registrant (previously filed as Exhibit 3.1(A) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, filed December 15, 2003, and incorporated herein by reference).

4.1(a)	Form of Common Share Certificate (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

4.1(b)	Form of Preferred Share Certificate for 8.0% Series C Preferred Shares (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 21, 2004, and incorporated herein by reference).

10.1(a)	Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership (previously filed as Exhibit 10.1-A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.1(b)	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 1, 1997 (previously filed as Exhibit 10.1(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(c)	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of July 23, 1997 (previously filed as Exhibit 10.1(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(d)	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of March 1, 1998 (previously filed as Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.1(e)	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Innkeepers USA Limited Partnership, dated as of January 20, 2004 (previously filed as Exhibit 10.1(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.2	Form of Percentage Lease (previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-11, Registration No. 33-81362, and incorporated herein by reference).

10.3	Innkeepers USA Trust 1994 Share Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006, and incorporated herein by reference).

10.4	Innkeepers USA Trust Non-Employee Trustees’ Share Option Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 13, 1997, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.5	Innkeepers USA Trust 2006 Trustee Share Incentive Plan (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006, and incorporated by reference herein).

10.6(a)	Employment Agreement of Jeffrey H. Fisher dated as of June 1, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(b)	Performance Share Award Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of June 1, 2005 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(c)	Incentive Award and Cash Bonus Award Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated as of June 1, 2005 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/Afiled on November 2, 2005, and incorporated herein by reference).

10.6(d)	Amended and Restated Severance Agreement between Innkeepers USA Trust and Dennis M. Craven, dated as of January 1, 2006 (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed March 31, 2006, and incorporated herein by reference).

10.6(e)	Employment Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of June 1, 2005 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.6(f)	Performance Share Award Agreement between Innkeepers USA Trust and Mark A. Murphy, dated as of June 1, 2005 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on November 2, 2005, and incorporated herein by reference).

10.7	Form of Non-Compete Agreement between Innkeepers USA Trust and Jeffrey H. Fisher dated as of December 1, 2003 (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 12, 2003, and incorporated herein by reference).

10.8	Consolidated Percentage Lease Agreement between Innkeepers USA Limited Partnership and Innkeepers Hospitality, Inc. for certain Hotels (previously filed as Exhibit 10.5 to the Company’s registration statement on Form S-11, Registration No. 33-95622, and incorporated herein by reference).

10.9	Credit Agreement, dated as of July 24, 2004, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Wells Fargo Bank, N.A., Calyon New York Branch, Wachovia Bank, National Association, PNC Bank, National Association and the lenders named therein (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed July 28, 2004, and incorporated herein by reference).

10.10	Loan agreement, dated as of September 24, 1999, among Bank of America, N.A., as lender, and Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.11	Promissory Note, dated September 24, 1999, from Innkeepers RI Northwest, L.P. and Innkeepers Summerfield General, L.P. (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.12	Promissory Note, dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.13	Form of Deed of Trust for the loan evidenced by the Promissory Note dated December 28, 2000, from Innkeepers Residence Shelton, L.P., Innkeepers Residence Atlanta-Downtown, L.P., Innkeepers Residence Arlington (TX), L.P., Innkeepers Residence Addison (TX), L.P., and Innkeepers RI Altamonte, L.P. to First Union National Bank (previously filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 9, 2001, and incorporated herein by reference).

10.14	Loan Agreement, dated as of October 6, 1995, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership II, L.P., as borrower (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.15	Promissory Note, dated as of October 6, 1995, from Innkeepers Financing Partnership II, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.16	Assumption and Release Agreement, dated as of November 1, 1996, between Innkeepers Residence Sili II, L.P. and Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.17	Deed of Trust and Security Agreement and Fixture Filing, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.18	Promissory Note, dated as of May 31, 1995, by Innkeepers Residence Sili II, L.P. (as successor to original borrower) in favor of Massachusetts Mutual Life Insurance Company (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.19	Loan Agreement, dated as of March 5, 1997, between Nomura Asset Capital Corporation, as lender, and Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P., as borrowers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.20	Promissory Note, dated as of March 5, 1997, by Innkeepers Residence Denver-Downtown, L.P., Innkeepers Residence Wichita East, L.P., Innkeepers Residence Sili I, L.P. and Innkeepers Financing Partnership III, L.P. to Nomura Asset Capital Corporation (previously filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.21	Loan Agreement, dated as of February 19, 1998, between Nomura Asset Capital Corporation, as lender, and Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P. and Innkeepers Summerfield General II, L.P., as borrowers (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.22	Promissory Note, dated as of February 19, 1998, by Innkeepers Financing Partnership IV, L.P., Innkeepers Schaumburg, L.P., Innkeepers Westchester, L.P., and Innkeepers Summerfield General II, L.P., to Nomura Asset Capital Corporation (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein).

10.23	First Amendment to Credit Agreement, dated as of September 27, 2006, among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Wells Fargo Bank, N.A., Calyon New York Branch, Wachovia Bank, National Association, PNC Bank, National Association and the lenders named therein (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.24	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, from RLJ Anaheim Suites Hotel, L.P. and RLJ Anaheim Suites Hotel Lessee, L.P. to Commonwealth Land Title Insurance Company, as Trustee for the benefit of GMAC Commercial Mortgage Bank, dated June 14, 2005 (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.25	Deed of Trust Note, dated June 14, 2005, by RLJ Anaheim Suites Hotel, L.P., in favor of GMAC Commercial Mortgage Bank (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.26	Loan Assumption and Modification Agreement, dated as of October 4, 2006, among KPA HS Anaheim LLC, KPA Anaheim Lessee LLC, RLJ Anaheim Suites Hotel, L.P., RLJ Anaheim Suites Hotel Lessee, L.P. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.27	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, from KPA RIMV LLC and KPA RIMV Lessee LLC to Chicago Title Insurance Company as Trustee for the benefit of Capmark Bank, dated October 4, 2006 (previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.28	Deed of Trust Note, dated October 4, 2006, by KPA RIMV LLC in favor of Capmark Bank (previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.29	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, from KPA RIGG LLC and KPA RIGG Lessee LLC to Chicago Title Insurance Company as Trustee for the benefit of Capmark Bank, dated October 4, 2006 (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.30	Deed of Trust Note, dated October 4, 2006, by KPA RIGG LLC in favor of Capmark Bank (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.31	Deed of Trust, Leasehold Deed of Trust, Assignment of Leases and Profits, Security Agreement and Fixture Filing, from KPA HI Ontario LLC and KPA HI Ontario Lessee LLC to Chicago Title Insurance Company as Trustee for the benefit of Capmark Bank, dated October 4, 2006 (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.32	Deed of Trust Note, dated October 4, 2006, by KPA HI Ontario LLC in favor of Capmark Bank (previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.33	Loan Agreement, dated as of September 21, 2006, between, KPA Washington DC DT LLC and Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.34	Promissory Note, dated September 21, 2006, by KPA Washington DC DT LLC in favor of Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.35	Loan Agreement, dated as of September 21, 2006, between, KPA Tysons Corner RI LLC and Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.36	Promissory Note, dated September 21, 2006, by KPA Tysons Corner RI LLC in favor of Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.37	Loan Agreement, dated as of September 21, 2006, between, KPA San Antonio HS LLC and Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.38	Promissory Note, dated September 21, 2006, by KPA San Antonio HS LLC in favor of Merrill Lynch Mortgage Lending, Inc. (previously filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 8, 2006, and incorporated herein by reference).

10.39	Master Lease Assignment Agreement, dated as of August 8, 2003, by and among Innkeepers USA Trust, Innkeepers USA Limited Partnership, Innkeepers Hospitality, Inc., Innkeepers Hospitality Management, Inc., and various affiliates thereof (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein)).

10.40	Form of Hotel Management Agreement between KPA Leaseco, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.41	Form of Pooling and Cumulation Agreement by and among KPA Leaseco, Inc., KPA Leaseco II, Inc., KPA Leaseco III, Inc., KPA Leaseco IV, Inc., KPA Leaseco V, Inc. and Innkeepers Hospitality Management, Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2003, and incorporated by reference herein).

10.42	Omnibus Agreement for a 17-Hotel conversion, between Residence Inn by Marriott, Inc., TownePlace Management Corporation, affiliates of Marriott International, Inc., Innkeepers USA Trust and several of its subsidiaries and Innkeepers Hospitality, Inc. and several of its affiliates (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.43	Lease Termination Agreement, dated as of February 27, 2004, among Summerfield KPA Lessee, L.P., Summerfield Hotel Leasing Company, L.P., Patriot American Hospitality Partnership, Innkeepers Summerfield General, L.P., Innkeepers Summerfield General II, L.P. and Innkeepers Sunrise Tinton Falls, L.P (previously filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.44	Form of Summerfield Suites by Wyndham Franchise Agreement to be applicable to Summerfield Suites by Wyndham Hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA (previously filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.45	First Amendment to Summerfield Suites by Wyndham Franchise Agreements for Summerfield Suites by Wyndham Hotels in Addison, TX, Las Colinas, TX, Mt. Laurel, NJ, El Segundo, CA and Belmont, CA (previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.46	Indemnification Agreement between Innkeepers USA Trust and Dennis M. Craven, dated July 20, 2005 (previously filed as Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2006, and incorporated herein by reference).

Exhibit Number	Description of Exhibits
10.47	Indemnification Agreement between Innkeepers USA Trust and Mark Murphy, dated October 12, 2004 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.48	Indemnification Agreement between Innkeepers USA Trust and Miles Berger, dated October 12, 2004 (previously filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.49	Indemnification Agreement between Innkeepers USA Trust and Thomas J. Crocker, dated October 12, 2004 (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.50	Indemnification Agreement between Innkeepers USA Trust and Jack P. DeBoer, dated October 12, 2004 (previously filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.51	Indemnification Agreement between Innkeepers USA Trust and Randall L. Churchey, dated October 12, 2004 (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.52	Indemnification Agreement between Innkeepers USA Trust and C. Gerald Goldsmith, dated October 12, 2004 (previously filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.53	Indemnification Agreement between Innkeepers USA Trust and Jeffrey H. Fisher, dated October 12, 2004 (previously filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.54	Indemnification Agreement between Innkeepers USA Trust and Rolf E. Ruhfus, dated October 12, 2004 (previously filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.55	Indemnification Agreement between Innkeepers USA Trust and Joel F. Zemans, dated October 12, 2004 (previously filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).

10.56	Sales Agreement, dated as of January 12, 2005, between Innkeepers USA Limited Partnership and Brinson Patrick Securities Corporation. (previously filed as Exhibit 1.1 to the Company’s current report of Form 8-K filed on January 19, 2005, and incorporated by reference herein).

21.1	List of Subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith