Form 10-Q
period 2007-03-31
INNKEEPERS USA TRUST/FL
filed 2007-05-10
CIK 926866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of common shares of beneficial interest, $.01 par value, outstanding on May 1, 2007, was 47,805,765.

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Innkeepers USA Trust

Consolidated Balance Sheets (in thousands, except share and per share data ) (unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Investment in hotels:
Land and improvements	$182,417	$182,382
Buildings and improvements	969,006	959,030
Furniture and equipment	123,795	124,008
Renovations in process	49,344	33,778
Hotels held for sale, net	4,751	4,734
Hotels under development	13,389	8,688

	1,342,702	1,312,620
Accumulated depreciation	(273,926)	(263,381)

Net investment in hotels	1,068,776	1,049,239

Cash and cash equivalents	13,647	10,485
Restricted cash and cash equivalents	7,049	7,064
Investment in unconsolidated entity	3,941	4,132
Accounts receivable, net	7,339	5,991
Prepaid expenses	3,174	4,249
Deferred and other	20,363	20,846

Total assets	$1,124,289	$1,102,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$533,735	$515,290
Accounts payable and accrued expenses	26,567	26,987
Payable to manager	878	176
Franchise conversion fee obligations	9,531	9,660
Distributions payable	13,185	13,110

Total liabilities	583,896	565,223

Minority interest in Partnership	5,420	19,112

Shareholders’ equity:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 5,800,000 shares issued and outstanding	145,000	145,000
Common shares, $0.01 par value, 100,000,000 shares authorized, 47,805,765 and 45,732,800 issued and outstanding, respectively	478	457
Additional paid-in capital	532,547	507,384
Distributions in excess of earnings	(143,052)	(135,170)

Total shareholders’ equity	534,973	517,671

Total liabilities and shareholders’ equity	$1,124,289	$1,102,006

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Revenue: Hotel operating
Rooms	$73,798	$60,195
Food and beverage	3,684	2,078
Telephone	397	360
Other	2,186	1,484
Other	129	109

Total revenue	80,194	64,226

Expenses: Hotel operating
Rooms	14,614	12,522
Food and beverage	2,703	1,584
Telephone	848	731
Other	872	723
General and administrative	8,031	6,310
Franchise and marketing fees	5,508	4,124
Amortization of deferred franchise conversion	292	292
Advertising and promotions	2,495	2,225
Utilities	4,097	3,401
Repairs and maintenance	4,040	2,725
Management fees	2,398	1,944
Amortization of deferred lease acquisition	131	131
Insurance	406	408
Corporate
Depreciation	10,923	9,176
Amortization of franchise fees	30	18
Ground rent	149	138
Interest	8,493	5,049
Amortization of loan origination fees	262	218
Property taxes and insurance	4,164	2,997

General and administrative	3,369	2,778

Other charges (income)	—	(495)

Total expenses	73,825	56,999

Income before minority interest and equity in loss of unconsolidated entity	6,369	7,227
Minority interest, common	(68)	(55)
Minority interest, preferred	—	(1,045)
Equity in loss of unconsolidated entity	(224)	—

Income from continuing operations	6,077	6,127
Loss from discontinued operations	(34)	(102)
Gain (loss) on disposition of assets	(31)	75

Net income	6,012	6,100
Preferred share dividends	(2,900)	(2,900)

Net income applicable to common shareholders	$3,112	$3,200

Earnings per share data:
Basic – continuing operations	$0.07	$0.07

Basic	$0.07	$0.07

Basic – weighted average shares	46,818,485	42,864,826

Diluted – continuing operations	$0.07	$0.07

Diluted	$0.07	$0.07

Diluted – weighted average shares	48,223,744	43,298,181

Per share dividends to common shareholders	$0.23	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Consolidated Statements of Cash Flows (unaudited)

(in thousands))

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$6,012	$6,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,923	9,176
Depreciation included in discontinued operations	44	41
Amortization of deferred costs	715	659
Amortization of unearned compensation	582	358
Minority interests	68	1,100
Loss (gain) on disposition of assets	31	(75)
Equity in loss of unconsolidated entity	224	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,348)	361
Prepaid and other	1,075	336
Deferred expenses and other	591	(246)
Accounts payable and accrued expenses	(646)	1,546
Payable from manager	702	273

Net cash provided by operating activities	18,973	19,629

Cash flows from investing activities:
Investment in hotels, net of insurance proceeds	(21,383)	(8,559)
Investment in deferred acquisition and pre-development costs	(590)	—
Proceeds from disposition of assets	—	425
Investment in unconsolidated entity	(32)	—
Net withdrawals (deposits) into restricted cash	15	(613)
Payments of franchise fees	(228)	—

Net cash used in investing activities	(22,218)	(8,747)

Cash flows from financing activities:
Proceeds from debt	29,000	12,500
Payments on debt	(10,555)	(1,451)
Payments on franchise conversion fee obligations	(128)	(120)
Distributions paid to unit holders	(555)	(1,168)
Distributions paid to shareholders	(13,419)	(9,341)
Proceeds from issuance of shares	2,069	—
Loan origination fees and costs	(5)	(9)

Net cash provided by financing activities	6,407	411

Net increase in cash and cash equivalents	3,162	11,293
Cash and cash equivalents at beginning of period	10,485	11,897

Cash and cash equivalents at end of period	$13,647	$23,190

Supplemental cash flow information:
Interest paid	$8,710	$4,907

Supplemental disclosure of non-cash information:

Common unit holders in the Company’s operating partnership redeemed 1,749,267 and 83,060 common units for common shares in the three months ended March 31, 2007 and 2006, respectively.

During 2007, the Company capitalized $9,151 to its investment in hotels associated with the redemption for common shares of common units

The Company capitalized interest of $551 and $50 for the three months ended March 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Innkeepers USA Trust

Notes to Consolidated Financial Statements (in thousands, except share, per share data, and statistical data )

1.	Organization and Recent Developments

Innkeepers USA Trust (“Innkeepers” or the “Company”) is a self-administered real estate investment trust (“REIT”). At March 31, 2007, Innkeepers owned 75 hotels with an aggregate of 9,904 rooms/suites (the “Hotels”) and a 49% interest in one hotel with 355 rooms in an unconsolidated entity through its partnership interests in Innkeepers USA Limited Partnership (with its subsidiary partnerships, the “Partnership” and collectively with Innkeepers, the “Company”). The Company has a series of indirect, wholly-owned taxable REIT subsidiaries that lease the hotels from the Partnership (the “TRSs”, and collectively with Innkeepers and the Partnership, the “Company”). Innkeepers Hospitality Management Inc. (the “IH Manager”) manages 72 of the hotels, and a third party unaffiliated with the Company or the IH Manager manages one of the hotels. Two hotels, comprising a total of 393 rooms, are closed for substantial renovation and re-branding, and upon re-opening, will be managed by the IH Manager.

The Company’s primary focus is acquiring or developing premium-branded upscale extended-stay, mid-priced limited service, and select-service hotels, the core of the company's portfolio; selected all-suite, or full-service hotels; and turn-around opportunities for hotels that operate under or can be converted to the industry's leading brands. Fifty of the Company’s hotels are in the upscale extended-stay market and operate under brands such as Residence Inn by Marriott, Homewood Suites by Hilton or Summerfield Suites by Hyatt. Upscale extended-stay hotels typically have the following characteristics: (i) their principal customer base is business travelers who are on assignment for executive training and consulting, project assignment and corporate relocations; (ii) their services and amenities include complimentary breakfast and evening hospitality hour, high speed internet access, limited meeting space, daily linen and room cleaning service, 24-hour front desk, guest grocery services, and an on-site maintenance staff; and (iii) their physical facilities include large suites, quality construction, full separate kitchens in each guest suite, quality room furnishings, pool, and exercise facilities. Our mid-priced hotels operate under brands such as Hampton Inn and TownePlace Suites, which offer services and amenities such as complimentary breakfast, high-speed internet access, local calls, an in-room movie channel, and daily linen and room cleaning service. Our full service hotels offer services and amenities such as full service restaurants, lounges, room service, meeting rooms, banquet and catering services, as well as providing high-speed internet access, local calls, an in-room movie channel, and daily linen and room cleaning service.

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

Management Conversion of Marriott-Managed Hotels. In 2003, the Company, the entities to which the Company leased substantially all of its hotels (the “IH Lessee”), and Marriott International, Inc. and various affiliates thereof (collectively, “Marriott”) completed a transaction under which the IH Lessee (1) converted the agreements under which 17 of the Company’s hotels were franchised and managed by Marriott into long-term franchise agreements with Marriott and (2) became the manager of the hotels. The TRSs subsequently assumed the IH Lessee’s obligations under the agreements executed in connection with this transaction. Under those agreements, the TRSs will pay Marriott (1) a franchise fee of 6.5% of room revenues for the first ten years of each franchise agreement and a 5% royalty thereafter and (2) $850 plus 50% of aggregate available cash flow (as defined in the agreement with Marriott) in excess of a specified threshold each year for 10 years, beginning in 2004 (the “Conversion Fee”). We refer to this transaction as the “Marriott Takeback Transaction.”

In March 2007, Marriott extended the franchise terms on 21 of the Company’s 29 first generation (“Gen 1”) Residence Inns until December 31, 2021. Two additional Gen 1 Residence Inns have franchise terms that expire in 2023. Certain of the extensions are subject to receipt of lender consent. The Company must complete property improvement plans prepared by Marriott for 23 Gen 1 Residence Inns over the next five years. The Company estimates the cost is approximately $40 million ($13,900 per room), including approximately $25 million ($8,700 per room) of required capital replacement cycle expenditures and approximately $15 million

($5,000 per room) to implement Marriott’s new “Innfusion” standards. The Innfusion upgrades include the addition of stainless steel looking appliances, granite counter tops, new cabinets and ceramic cook tops. The Company may transfer any of the 23 hotels to a transferee that Marriott approves, and the transferee will receive the remaining franchise term subject to completion of a property improvement plan. If the transfer occurs before March 23, 2008, the transferee’s property improvement plan will be the same as the plan received by the Company, but the transferee must complete the plan by the earlier of two years after the transfer or the date that the Company would have had to complete the plan. The terms for the Company’s two Sunnyvale, California Gen I hotels will remain unchanged at July 2023. The franchises will not be extended for six Gen 1 Residence Inns with a total of 468 rooms; the franchise agreements for these hotels will terminate between June 30, 2007 and December 31, 2010.

Issuance of Common Shares

During the three months ended March 31, 2007, the Company issued 142,900 shares to one employee due to the exercise of employee options, and 164,798 restricted shares to four employees. Common unit holders in the Company’s operating partnership redeemed 1,749,267 common units and received in redemption 1,749,267 common shares during the three months ended March 31, 2007.

2.	Basis of Presentation

These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of any interim period are not necessarily indicative of results for the full year.

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

For the three months ended March 31, 2007, the Company recognized expense of $582 pursuant to SFAS 123R. Of this amount, $261 relates to restricted share grants, and $321 relates to share options and market condition awards, of which $226 relates to the cash portion of the Company’s performance award plan. Total compensation expense for non-vested options and market condition awards not yet recognized is approximately $1,514 and will be recognized over the next 3.5 years.

The Company’s share incentive plan for employees and officers (the “1994 Plan”) reserves 4,700,000 common shares for issuance (a) upon the exercise of incentive share options and non-qualified options or (b) as restricted shares and performance shares. Options granted under the 1994 Plan expire not more than ten years from the date of grant. The Company may grant up to 2,200,000 restricted shares and performance shares under the 1994 Plan. Restricted shares issued to date have voting and dividend rights from the date granted. At March 31, 2007, 673,564 shares remained available for issuance in the form of restricted or performance shares under the 1994 plan (assumes a reserve of 237,500 for the performance awards – see “performance awards below) and 1,007,890 restricted shares were vested. The Company issues new shares upon the exercise of common share options. The following table provides information about the Company’s equity compensation plans described above, as of March 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Shareholders	252,500	$10.53	2,039,612

Equity Compensation Plans Not Approved by Shareholders	—	—	—

The following table summarizes the changes in the Company’s non-vested restricted shares under the 1994 Plan as of March 31, 2007.

Restricted shares	Number of shares	Weighted average grant-date fair value
Shares outstanding as of December 31, 2006	123,750	$14.89

Shares granted	164,798	16.34

Shares vested	(7,500)	17.32

Shares cancelled	—	—

Shares outstanding as of March 31, 2007	281,048	$15.68

As of March 31, 2007, there was $4,098 of unrecognized compensation cost related to non-vested restricted shares granted under the 1994 plan. This cost is expected to be recognized over a weighted-average period of 3.1 years.

The exercise price of common share options may not be less than fair market value of the common shares at the date of grant. The table below delineates information concerning common share options granted under the 1994 Plan for the three months ended March 31, 2007.

	Number of shares underlying options	Weighted average Exercise price
Outstanding at December 31, 2006	395,400	$11.52

Granted	—	—

Exercised	(142,900)	13.25

Cancelled	—	—

Forfeited	—	—

Outstanding at March 31, 2007	252,500	$10.53

Exercisable at March 31, 2007	243,125	$10.94

Exercise price range of shares under option	$ 10.25 to $ 16.00

Of the 252,500 common share options outstanding as of March 31, 2007, 12,500 are incentive share options and 240,000 are non-qualified options. The options vest over varying periods not exceeding ten years. All but 9,375 of the common share options granted are fully vested and exercisable, and have a weighted average remaining contractual term of two years. As of March 31, 2007, the aggregate intrinsic value was approximately $1,400 of fully vested common share options.

The Company’s non-employee trustee share incentive plan provides for the granting of up to 200,000 share options and restricted shares to trustees. Restricted shares have voting and dividend rights from the date granted. Options granted under the trustees plan expire not more than ten years from the date of grant. The Company has granted to trustees an aggregate of 101,000 non-qualified options to acquire common shares, with exercise prices ranging from $6.93 to $16.69. As of March 31, 2007, 71,000 of these options, with a weighted average exercise price of $10.22, were vested, 30,000 options had been exercised and no options had been forfeited or terminated. The Company has also granted to its non-employee trustees an aggregate of 96,053 restricted shares at a weighted average grant date fair value per share of $12.23, which vest over varying periods not to exceed five years. At March 31, 2007, 94,364 of these restricted shares were vested and 1,689 were unvested. Unrecognized compensation cost related to these unvested shares of $26 will be recognized over the next 1.8 years.

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

The fair value calculations under SFAS No. 123R for the common shares portion of the performance awards, the common share equivalent portion of the performance awards and the share options were estimated by an independent third party using valuation models. A lattice model was used to calculate the fair value of the common share and common share equivalent awards and the fair value of the share options was calculated using the Black-Scholes option pricing model. The fair value of the common shares portion of the performance awards of $1,312 and the share options of $50 was fixed on the grant dates. The fair value of the common share equivalent portion of the performance awards of $1,571 was re-measured as of March 31, 2007. The following assumptions were used for each of the fair value calculations:

	Common Share Award	Common Share Equivalent Award	Share Options
Measurement date	June 1, 2005	March. 31, 2007	Jan. 2, 2006
Common share dividend yield	4.8%	5.62%	4.1%
Expected common share volatility	32.5%	26.8%	32.0%
Risk-free interest rate	3.55%	4.54%	4.31%
Expected term (in years)	5.0	3.5	6.5

4.	Recently Issued Accounting Pronouncements

In July 2006, The Financial Accounting Standards Board published FASB Interpretation No. 48 ( “FIN 48“), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 ( SFAS No. 109 ), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of January 1, 2007. There were no impact on the financial statements as of March 31, 2007 (See note 11 – Income Tax note below).

In February 2007, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is evaluating the impact of SFAS No. 159 to determine its effect, if any.

In September 2006, the Securities and Exchange Commission published SAB No 108. The interpretations in this Staff Accounting Bulletin express the staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company evaluated SAB 108 and it had no impact as of March 31, 2007.

5.	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts at a level believed to be adequate to absorb estimated probable receivable losses. That estimate is based on past receivable loss experience, current economic, market conditions, and other relevant factors. The allowance for doubtful accounts was $181 as of March 31, 2007 and $166 as of December 31, 2006.

6.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands, except share and per share data):

	2007	2006
Numerator:
Income from continuing operations	$6,077	$6,127

Preferred share dividends	(2,900)	(2,900)
(Loss) gain on disposition of assets	(31)	75

Income applicable to common shareholders from continuing operations	3,146	3,302

Discontinued operations	(34)	(102)

Net income applicable to common shareholders – Basic	$3,112	$3,200

Common minority interest	68	—

Net income applicable to common shareholders – Diluted	$3,180	$3,200

Denominator:
Denominator for basic earnings per share – weighted average shares	46,818,485	42,864,826
Effect of dilutive securities:
Common units	1,079,742	—
Share options	134,457	349,596
Performance shares	132,540	—

Restricted shares	58,520	83,759

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	48,223,744	43,298,181

Earnings per share data:
Basic-continuing operations	$0.07	$0.07

Basic-discontinued operations	$0.00	$0.00

Basic	$0.07	$0.07

Diluted-continuing operations	$0.07	$0.07

Diluted-discontinued operations	$0.00	$0.00

Diluted	$0.07	$0.07

The common and preferred units for the three months ended March 31, 2006, are anti-dilutive (i.e. assuming conversion into common shares would increase earnings per share) and, therefore, were not included in the calculation of earnings per share for the indicated periods.

7.	Dividends Declared and Paid

The Company declared common share dividends of $0.23 per share and $0.15 per share for the three months ended March 31, 2007 and 2006, respectively. The Company paid common share dividends of $10,519 and $6,454 in the three months ended March 31, 2007 and 2006, respectively.

8.	Other Charges (income)

Other charges for the three months ended March 31, 2007 and 2006 include the following (in thousands):

	2007	2006
Transaction costs	$—	$250
Other income	—	(745)

	$—	$(495)

Other income includes business interruption insurance proceeds for the Sheraton Four Points, Fort Walton Beach, FL, which had a substantial number of rooms out of service for an extended period following hurricanes in September 2004. Transaction costs include legal costs associated with the Company’s exploration of a possible sale of the Company.

9.	Investment in Unconsolidated Entities

In the fourth quarter of 2006, the Company acquired a 49 percent equity interest in the 355-room Sheraton Capital Center Hotel in Raleigh, N.C. The other interests are owned by subsidiaries of the Gencom Group, a private hospitality firm. The property was purchased by the joint venture for approximately $42,000. The joint venture funded the acquisition with $8,500 in cash and approximately $33,500 in debt. The Company funded its portion of the cash from borrowings on its unsecured line of credit. The debt obtained by the joint venture is floating rate debt bearing interest at LIBOR plus 285 basis points and matures in November 2009. The Company’s Investment in unconsolidated entity was $3,941 and $4,132 at March 31, 2007 and December 31, 2006, respectively. Equity in loss of unconsolidated entity was $224 and $0 for the three months ended March 31, 2007 and 2006, respectively.

10.	Discontinued Operations

During the first quarter of 2007, the company classified one if its hotels as held for sale, the 96-suite Sunrise Suites in Tinton Falls, NJ. In accordance with the provisions of FASB No. 144, the Company ceased depreciation of the hotel and as a result of the held for sale classification, the Company assessed the estimated fair value of the hotel and no impairment charge was recognized. The results of operations from the hotel are classified as discontinued operations in 2007 and previously reported results of operations of the hotel have been reclassified to reflect that this hotel is held for sale.

The following table sets forth the components of loss from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Hotel operating revenue	$587	$376
Hotel operating expenses	(591)	(407)
Property taxes and insurance	(30)	(29)
General and administrative	—	(42)

Loss from discontinued operations	$(34)	$(102)

11.	Income Taxes

The Company’s TRSs are subject to federal and state income taxes. The TRSs have cumulative future income tax deductions of approximately $6,670 (related primarily to accumulated net operating losses) at March 31, 2007 and the gross deferred tax asset associated with these future tax deductions was approximately $2,566. The TRSs have recorded a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty of realizing the benefit of this asset due to the TRSs limited profitable operating history and the taxable losses incurred by the TRSs since their inception.

The components of the deferred taxes recognized in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006 are as follows (dollars in thousands):

	2007	2006
Deferred tax assets:

Net operating loss	$2,754	$2,537

Lease termination	(188)	(297)

Valuation allowance	(2,566)	(2,240)

Total	$0	$0

Net operating loss carry forwards for federal and state income tax purposes amounting to $176, $3,847, $2,606, $159, and $409 expire in 2023, 2024, 2025, 2026 and 2027, respectively.

The Company is a real estate investment trust (REIT); therefore, only the Company’s taxable REIT subsidiaries are subject to corporate income taxes if applicable Internal Revenue Code requirements are met. However, the Company is subject to corporate income tax on built-in gains on taxable sales of such property during the first ten years following its election to be taxed as a REIT.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company concluded that there are no significant uncertain tax positions requiring disclosure and there are no material amounts of unrecognized tax benefits as of March 31, 2007.

Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and / or penalties, it has been classified in the financial statements as income tax expense.

12.	Insurance Recovery

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

In April 2007, the Company entered into a definitive agreement to be acquired by an affiliate of Apollo Investment Corporation, ("AIC") for $17.75 per share in cash, plus the assumption of the Company’s indebtedness. The Company will pay its first quarter common share dividend on April 24, 2007 and has agreed to suspend any further common share or unit dividends. The transaction, which is subject to the approval of the Company’s common shareholders and other customary closing conditions, is expected to be completed in the second quarter of 2007.

On May 3, 2007, a putative class action complaint was filed on behalf of the public shareholders of the Company in the Circuit Court of the State of Florida, Palm Beach County, against the Company and certain of its directors entitled International Brotherhood of Electrical Workers Local 98 v. Innkeepers USA Trust et al. (case no. 50 2007CA006468XXXXMB (AG)). The complaint alleges, among other things, that the directors of the Company breached their fiduciary duties by adopting a merger agreement that fails to properly value the Company. Among other things, the complaint seeks an order enjoining the Company from consummating the acquisition. The Company intends to defend the action vigorously.

In April 2007, the Company completed the sale of its 96-suite Sunrise Suites in Tinton Falls, N.J. for approximately $6.4 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share, per share data, and operating data )

General

The following discussion and analysis should be read in conjunction with (a) the financial statements and accompanying notes included in this report and (b) Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”). Capitalized terms used but not defined in this section have the meanings ascribed in the notes to the consolidated financial statements included in this Report on Form 10-Q. An investment in the Company is subject to significant risks, which the Company discloses in reports filed from time to time with the SEC, including a discussion of “Risk Factors” included in the 10-K. The Company's 2006 annual report (including the 10-K) is posted on the Company’s website at www.innkeepersusa.com, and the Form 10-K may be found at the SEC’s EDGAR website at www.sec.gov.

The Company assesses the performance of each hotel on an individual basis. The following chart sets forth certain information with respect to the Company’s 75 wholly-owned hotels at March 31, 2007, with the hotels grouped by categories generally recognized in the hotel industry:

Industry Classification and Franchise Affiliation	Number of Hotels	Number of Rooms/Suites	Percentage of Rooms/Suites
Upscale Extended-Stay
Residence Inn by Marriott	44	5,437	54.8%
Hyatt Summerfield Suites	5	650	6.6%
Homewood Suites by Hilton	1	146	1.5%
Sunrise Suites (1)	1	96	1.0%

	51	6,329	63.9%

Upscale
Doubletree Guest Suites	1	105	1.1%
Four Points by Sheraton	1	216	2.2%
Courtyard by Marriott (2)	3	529	5.3%
Westin (3)	1	224	2.3%
Hilton	1	309	3.1%
Hilton Suites (3)	1	230	2.3%
Sheraton	1	155	1.6%
Bulfinch – Boston, MA (1)	1	80	0.8%

	10	1,848	18.7%

Mid-Price
Hampton Inn	12	1,497	15.0%
TownePlace Suites	1	95	1.0%
Best Western	1	135	1.4%

	14	1,727	17.4%

	75	9,904	100.0%

(1)	This hotel is operated independent of any franchise.
(2)	Two of these hotels (with a total of 393 rooms) are closed for renovation and conversion to the Courtyard by Marriott brand.
(3)	This is a full-service upper-upscale hotel.

The Company’s operating results are dependent on maintaining and improving the occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of our hotels. Occupancy, ADR, and RevPAR results are presented in the following table and show comparable hotels between 2007 and 2006. ADR is calculated by dividing room revenue by rooms sold RevPAR for a hotel is calculated by multiplying its ADR by its occupancy rate:

	Three Months Ended March 31,		Percentage increase (decrease)
	2007	2006
Portfolio (1)
ADR	$120.17	$110.97	8.3%
Occupancy	70.5%	72.0%	(2.0)%
RevPAR	$84.72	$79.85	6.1%

Upscale Extended Stay (2)
ADR	$119.01	$109.35	8.8%
Occupancy	73.8%	76.2%	(3.1)%
RevPAR	$87.87	$83.33	5.5%
Upscale (3)
ADR	$153.11	$139.78	9.5%
Occupancy	61.9%	63.3%	(2.3)%
RevPAR	$94.79	$88.52	7.1%
Mid Price (4)
ADR	$110.54	$104.77	5.5%
Occupancy	62.8%	61.1%	2.8%
RevPAR	$69.46	$64.07	8.4%

(1)	Includes 68 hotels, and excludes 7 hotels with a total of 1,479 rooms comprised of (a) two hotels closed for renovation and conversion during part or all of the periods presented with a total of 393 rooms, and (b) five hotels acquired in 2006 with a total of 1,086 rooms.
(2)	Includes 49 hotels.
(3)	Includes five hotels.
(4)	Includes 14 hotels.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 (“2007”) to the Three Months Ended March 31, 2006 (“2006”)

Sixty eight of the Company’s hotels with a total of 8,425 rooms are deemed “Comparable Hotels” whose operations are reflected in the Statements of Operations for the full three months ended March 31, 2007 and 2006. The seven hotels excluded consist of (a) two hotels with a total of 393 rooms closed for renovation and conversion during part or all of the periods presented and (b) five hotels with a total of 1,086 rooms acquired in 2006.

The Company had total revenue for 2007 of $80,194, consisting of $80,065 of hotel operating revenue and $129 of other revenue, compared to total revenue of $64,226 for 2006, consisting of $64,117 of hotel operating revenue and $109 of other revenue. Total revenue for the Comparable Hotels increased $3,721, or 5.8%, to $68,181, due primarily to an increase in room revenue of $3,696 that was partially offset by a decrease in telephone revenue of $58 as hotel guests rely more on cell phones.

Room revenue increased $13,603, or 22.6%, to $73,798 in 2007 from $60,195 for 2006. Room revenue for the Comparable Hotels increased $3,696, or 6.1%, to $64,241 in 2007 from $60,545 in 2006. This increase was due to a 6.1% RevPAR increase which was driven mainly by a 8.3% increase in ADR to $120.17. These increases are reflective of industry strength which is driven by the economic growth in the United States, hotel room demand, and moderate supply growth. As reported by Smith Travel Research in their industry performance reports for March 2007, industry-wide RevPAR and ADR increased 5.2% and 6.1%, and occupancy decreased 0.9% for the three months ended March 31, 2007.

In 2007, the Company’s hotels in Silicon Valley, CA and Seattle, WA, had RevPAR growth of 7.4% and 9.5%, respectively. Silicon Valley continues to benefit from a rebound in the local economy with growth in high technology company workforces and the influx of bio-technology companies to the region. Additionally, this hotel market had experienced supply contraction since 2001. In Seattle, Boeing’s recovery from poor operating performance after September 11, 2001, and the resulting growth of Boeing’s suppliers in the Seattle area and the continued growth of Microsoft have propelled this market.

Food and beverage revenue increased $1,606 to $3,684 in 2007 from $2,078 in 2006 due to the acquisition in 2006 of the Hilton Ontario, CA and Hilton Suites Anaheim, CA, which contributed food and beverage revenue of $1,496. Food and beverage revenue for the Comparable Hotels remained relatively constant at $2,052 and $2,078 for 2007 and 2006, respectively.

Telephone revenue increased $37, or 10.3%, to $397 in 2007. Telephone revenue at the Comparable Hotels decreased $58, or 16.2%. Telephone revenue continues to decrease as more and more travelers increasingly use their own cell phones rather than the phones at the Company’s hotels. The increase in other revenue is primarily attributable to the non-comparable hotels.

The Company had hotel operating expenses (excluding amortization of deferred franchise conversion and lease acquisition costs) for 2007 of $46,012 compared to hotel operating expenses in 2006 of $36,697. Hotel operating expenses for the Comparable Hotels increased $1,140, or 3.0%, to $38,726 in 2007 from $37,586 in 2006. Hotel operating expenses as a percentage of revenue for the Comparable Hotels decreased to 56.8% in 2007 from 58.3% in 2006. This decrease is primarily attributable to the fact that the increase in revenue was driven by an increase in ADR. Generally, less incremental expense is required to generate ADR-driven revenue increases as compared to occupancy-driven increases and, therefore, ADR-driven increases more favorably impact income. The remaining increase of $8,175 was due to hotels acquired in 2006. Key items impacting the increase in hotel operating expenses for the Comparable Hotels are explained below:

a. Rooms expense at the Comparable Hotels increased $60, or 0.5%, to $12,697 due primarily to inflationary cost increases, offset by a decrease in occupancy of 2.02%.

b. General and administrative expenses increased $354, or 5.7%, to $6,568. This increase is due primarily to inflationary cost increases and additional expenses for recruiting and personnel retention.

c. Combined, franchise and marketing fees and advertising and promotion costs at the Comparable Hotels increased $323, or 4.9%, to $6,915 and generally correlate with the 5.8% increase in total revenue as franchise and marketing fees are based on a percentage of revenue. Advertising and promotions expenses typically correlate to increased revenue as customer awareness is heightened by increased advertising.

d. Utilities at the Comparable Hotels increased $236, or 6.8%, to $3,697, primarily due to natural gas price increases and electricity rate increases due to regulatory changes in various markets.

e. Management fees increased $90, or 4.6% to $2,045, directly attributable to the increase in total revenue of 5.8%.

Depreciation, amortization of franchise fees, amortization of loan origination fees, amortization of deferred franchise conversion fees, amortization of deferred lease acquisition cost, and amortization of unearned compensation increased $2,245 to $12,220 in the aggregate in 2007 from $9,975 in 2006. This increase is primarily due to a $1,773 increase in depreciation attributable to hotels acquired in 2006, and $224 increase in unearned compensation cost.

Interest expense increased $3,444 to $8,493 in 2007 from $5,049 for 2006. Weighted average borrowings increased to $508,731 in 2007 from $253,822 in 2006 to help fund the acquisition of five hotels and a 49% interest in a joint venture in the fourth quarter 2006 through the issuance or assumption of seven new loans totaling $208,700 and the balance funded under the line of credit. The weighted average interest rate on the Company’s debt was 6.78% in 2007 and 7.22% in 2006. The Company’s average interest rate on its fixed rate debt decreased to 6.8% at March 31, 2007 from 7.8% at March 31, 2006. The increase in interest expense is attributable to the increase in the weighted average borrowings of $254,909, offset by a decrease in the average interest rate of 1.29%.

Property taxes and insurance increased $1,167 in 2007 to $4,164 from $2,997 for 2006. Property taxes and insurance for the Comparable Hotels increased $507 to $3,511 in 2007 from $3,004 in 2006. This increase was primarily due to significantly higher premiums for windstorm and earthquake coverage on policies renewed during the second quarter of 2006, partially offset by refunds from successful property tax appeals of $28. The remaining increase is related to new insurance policies and taxes for hotels acquired in 2006.

Corporate general and administrative expenses (excluding amortization of unearned compensation of $582 and $358 for 2007 and 2006, respectively) increased $367 to $2,787 in 2007 from $2,420 in 2006. This increase was primarily due to an increase in salaries and benefits of $347 due to an increase in employees to 33 from 25 in 2007 and 2006, respectively, and increased costs associated with complying with certain Sarbanes-Oxley rules.

The Company had other charges of $0 in 2007 and other income of $495 in 2006. Other income in 2006 comprised of insurance proceeds for one hotel which had a substantial number of rooms out of service for an extended period following hurricanes in September 2004.

Minority interest decreased $1,032 in 2007 to $68 from $1,100 for 2006. This decrease was primarily due to the conversion of units that were redeemed during 2006 and 2007.

The Company recognized a loss on disposal of assets of $31 associated with the termination of certain capital leases, and a gain of $75 on the sale of one land site in Binghamton, NY, in 2007 and 2006, respectively.

Preferred share dividends remained constant at $2,900 in 2007 and 2006.

As a result of the continued strength of the hotel industry and the Company’s acquisitions, net income applicable to common shareholders for 2007 was $3,112, or $0.07 per diluted share, compared with net income applicable to common shareholders of $3,200, or $0.07 per diluted share, for 2006. This result was due to the factors discussed previously.

Liquidity and Capital Resources

The Company’s principal source of liquidity is derived from hotel operations. The Company expects that its cash from hotel operations during 2007 will not be adequate to meet its capital expenditure needs. The Company currently anticipates a cash shortfall of approximately $10 million in 2007 due to higher than usual capital expenditures resulting from renovation projects deferred from 2006 to 2007. The Company may elect to defer any of its 2007 planned projects at its discretion. Subject to the merger agreement with affiliates of AIC, the Company currently expects to fund the cash shortfall as well as any acquisitions, development, or re-branding projects primarily with cash on hand and by borrowing on its line of credit or accessing the capital markets, if feasible.

Cash Flow Analysis

Cash and cash equivalents at March 31, 2007 and 2006 were $13,647 and $23,190, respectively. Net cash provided by operating activities for the three months ended March 31, 2007 and 2006 was $18,973 and $19,629, respectively. The decrease in net cash provided by operating activities was primarily due to fluctuations in hotel operating assets and liabilities.

Net cash used in investing activities was $22,218 for the three months ended March 31, 2007. This was comprised primarily of (a) investment in hotels of $21,383; of this amount, $11,772 was related to the Company’s three conversion / development projects, and $9,611 was related to regularly scheduled capital projects at our existing hotels, (b) investment in deferred acquisition and pre-development cost of $590 related to prospective development sites, and (c) payment of franchise fees of $228.

Net cash used in investing activities was $8,747 for the three months ended March 31, 2006. This was comprised primarily of investment in hotels and capital expenditures of $8,559, offset by proceeds from a sale of excess land of $425.

Net cash provided from financing activities was $6,407 for the three months ended March 31, 2007, consisting primarily of proceeds from borrowings on the line of credit of $29,000 and proceeds from issuance of shares for options exercised of $2,069, offset by payments on the line of credit of $10,555, and distributions paid of $13,974.

Net cash provided by financing activities was $411 for the three months ended March 31, 2006, consisting primarily of borrowings on the line of credit of $12,500, offset by the payments on the line of credit of $1,451 and distributions paid of $10,509.

Distributions/Dividends

The Company has paid regular quarterly distributions on its common shares and common units since its inception. Distributions for the 2007 first quarter were $0.23 per common share, or common unit. Dividends of $0.50 were paid on each series C preferred share for the first quarter 2007. The first quarter distributions were paid on April 24, 2007 to shareholders of record on March 31, 2007. The Company has agreed to suspend any further common share or unit dividends pursuant to its agreement with affiliates of AIC. The timing and amount of any future distributions will be determined by the Company’s Board of Trustees in its sole discretion based on factors it deems relevant and no assurance can be given that the current distributions levels will be sustained. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its REIT status.

Financing

In making future investments in hotels, the Company may incur additional indebtedness. The Company may also incur indebtedness to meet distribution requirements imposed on a REIT under the Internal Revenue Code, to fund its renovation and upgrade program or to fund any other liquidity needs to the extent that working capital and cash flow from the Company’s operations are insufficient to fund such needs. As of March 31, 2007 the Company’s debt to investment in hotels at cost was 39.7%, and the interest rate on the Company’s $205.0 million unsecured line of credit was LIBOR plus 115 to 175 basis points, depending on certain financial ratios. At March 31, 2007, the interest rate spread was 155 basis points, and the interest rate was approximately 6.78%. The line of credit matures in September 2008. The actual amount that can be borrowed under the line of credit is subject to borrowing base availability and certain other conditions described in the loan agreement. At March 31, 2007, the Company (i) had $127.0 million of borrowings outstanding under the line of credit and (ii) had available approximately $66.5 million under the line of credit. At March 31, 2007, the Company was in compliance with all financial covenants contained in all of its various loan agreements. At March 31, 2007 the Company’s weighted average interest rate on its fixed rate debt was 6.8% and 74% of its total debt was at fixed rates.

The following table summarizes certain information concerning the Company’s debt at March 31, 2007 and December 31, 2006:

	2007	2006
Investment in Hotel properties	$1,342,702	$1,314,692
Debt	533,735	515,290
Percentage of debt to investment in Hotel properties	39.7%	39.2%
Percentage of fixed rate debt to total debt	74.3%	77.3%
Weighted average interest rates on:
Fixed rate debt	6.84%	6.84%
Variable rate debt	6.61%	6.57%
Total debt	6.78%	6.78%

Future scheduled principal payments for the Company’s debt at March 31, 2007 are as follows:

Year	Amount (1)
2007	$25,429
2008	132,539
2009	75,198
2010	52,772
2011	3,555
Thereafter	242,802

$532,295

1.	Principal balance as of March 31, 2007 excludes $1,440 comprised of a fair market value adjustment on a mortgage loan which is amortized over the term of the loan as a credit to interest expense.

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

Capital Expenditures

The Company leases its hotels to its TRSs under separate percentage leases (“Percentage Leases”). The Percentage Leases require the Company to make available an amount equal to 4% or 5% of room revenues from the hotels, per month on a cumulative basis, for the periodic replacement or refurbishment of furniture, fixtures and equipment and certain other capital expenditures at the hotels. Certain loans require that the Company make available for such purposes, at the hotels collateralizing those loans, amounts up to 5% of gross revenues from such hotels. Subject to the merger agreement with affiliates of AIC, the Company intends to cause the expenditure of amounts in excess of such obligated amounts, if necessary, to comply with the reasonable requirements of any franchise agreement and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.

Management believes that the amounts required under the Percentage Leases will be sufficient to meet most of the routine expenditures for furniture, fixtures and equipment at the hotels. However, in the past, the Company has spent substantially more on capital expenditures than the Percentage Leases require. Management believed these additional expenditures were necessary to meet competitive pressures from other hotels, many of which are newly constructed. In many cases, the expenditures were also required by franchisors of the hotels. Management believes that for the foreseeable future the Company will continue to spend substantially more on capital expenditures than it is required to make available to the TRSs under the Percentage Leases or loan agreements. The extent to which the actual expenditures exceed the amounts required to be made available will vary from year to year, based on a number of factors. Those factors include, for any given year, market and franchisor requirements, the point in the normal recurring upgrade cycle the hotels are at in that year, and the revenue of the hotels for that year. To the extent that the Company spends more on capital expenditures than is available from the Company’s operations, the Company intends to fund capital expenditures with available cash and borrowings under the Line of Credit.

In March 2007, Marriott extended the franchise terms on 21 of the Company’s 29 first generation (“Gen 1”) Residence Inns until December 31, 2021. Two additional Gen 1 Residence Inns have franchise terms that expire in 2023. Certain of the extensions are subject to receipt of lender consent. The Company must complete property improvement plans prepared by Marriott for 23 Gen 1 Residence Inns over the next five years. The Company estimates the cost is approximately $40 million ($13,900 per room), including approximately $25 million ($8,700 per room) of required capital replacement cycle expenditures and approximately $15 million ($5,000 per room) to implement Marriott’s new “Innfusion” standards. The Innfusion upgrades include the addition of stainless steel looking appliances, granite counter tops, new cabinets and ceramic cook tops. The Company may transfer any of the 23 hotels to a transferee that Marriott approves, and the transferee will receive the remaining franchise term subject to completion of a property improvement plan. If the transfer occurs before March 23, 2008, the transferee’s property improvement plan will be the same as the plan received by the Company, but the transferee must complete the plan by the earlier of two years after the transfer or the date that the Company would have had to complete the plan. The terms for the Company’s two Sunnyvale, California Gen I hotels will remain unchanged at July 2023. The franchises will not be extended for six Gen 1 Residence Inns with a total of 468 rooms; the franchise agreements for these hotels will terminate between June 30, 2007 and December 31, 2010.

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

The following presents the Company’s calculations and reconciliations to net income, FFO, diluted FFO, and diluted FFO per share for the three months ended March 31, 2007 and 2006 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2007	2006
Net income applicable to common shareholders	$3,112	$3,200
Depreciation	10,923	9,176
Depreciation included in discontinued operations	44	41
Depreciation included in equity in loss of unconsolidated entity	252	—
Minority interest, common	68	55
Loss (gain) on sale of assets	31	(75)

Basic FFO	$14,430	$12,397

Minority interest, preferred	—	1,045

Diluted FFO	$14,430	$13,442

Denominator for diluted earnings per share (1)	48,223,744	43,298,181
Effect of dilutive securities:
Weighted average:
Common Units	—	666,891
Preferred Units	—	3,801,409

Denominator for diluted FFO per share (1)	48,223,744	47,766,481

Basic FFO per share	$0.31	$0.29

Diluted FFO per share	$0.30	$0.28

(1)	Share options and restricted shares, were included in the denominator for diluted earnings per share for 2007 and 2006 because the effect of these securities was dilutive to net income per share. Common units were included in the denominator for diluted earnings per share in 2007.

Forward-Looking Statements

THIS REPORT CONTAINS AND INCORPORATES BY REFERENCE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF FEDERAL SECURITIES LAWS INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS “ESTIMATES,” “PROJECTS,” “BELIEVES,” “ANTICIPATES,” “EXPECTS” AND WORDS OF SIMILAR IMPORT. FACTORS IDENTIFIED OR INCORPORATED BY REFERENCE IN THIS REPORT WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE BUT ARE NOT LIMITED TO THOSE DISCUSSED IN THE SECTIONS ENTITLED “RISK FACTORS,” “BUSINESS –NARRATIVE DESCRIPTION OF BUSINESS— INTERNAL GROWTH STRATEGY,” “–BUSINESS –NARRATIVE DESCRIPTION OF BUSINESS—ACQUISITION AND DEVELOPMENT STRATEGY,” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” SUCH FORWARD-LOOKING STATEMENTS SHOULD NOT BE RELIED ON BECAUSE THEY RELATE TO FUTURE EVENTS AND THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF OUR COMPANY TO BE MATERIALLY DIFFERENT FROM THE RESULTS OR ACHIEVEMENTS EXPRESSED AND IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DISCUSSED IN THE “RISK FACTORS” SECTION OF THIS QUARTERLY REPORT ON FORM 10-Q, AND IN OTHER REPORTS FILED BY US FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ARE NOT OBLIGATED TO UPDATE ANY SUCH FACTORS OR TO REFLECT THE IMPACT OF ACTUAL FUTURE EVENTS OR DEVELOPMENTS ON SUCH FORWARD-LOOKING STATEMENTS.

THROUGHOUT THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS “COMPANY”, “WE”, “OUR”AND “US” REFER TO INNKEEPERS USA TRUST AND ITS CONSOLIDATED SUBSIDIARIES UNLESS OTHERWISE STATED OR THE CONTEXT OTHERWISE REQUIRES

INNKEEPERS USA TRUST

ITEM 3 - QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is to changes in interest rates on its line of credit and other debt. At March 31, 2007, total outstanding indebtedness was $533,735, of which $127,000 was outstanding on the line of credit. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. Currently, the Company has no derivative financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations. The Company’s operating results may be affected by changes in interest rates primarily as a result of borrowings under its line of credit. Approximately 74% of the Company’s outstanding debt was subject to fixed rates with a weighted average interest rate of 6.84%.

For debt obligations outstanding at March 31, 2007, the following table presents principal repayments and related weighted average interest rates by expected maturity dates (in thousands):

	2007	2008	2009	2010	2011	There- after	Total	Fair Value
Debt:
Fixed Rate (2)	$25,429	$5,539	$75,198	$52,772	$3,555	$234,242	$396,735	$408,524	(1)
Weighted Average Interest Rate	8.14%	7.92%	7.59%	7.28%	6.49%	6.33%	6.84%	—
Variable Rate (3)	—	$127,000	—	—	—	$10,000	$137,000	$137,000
Weighted Average Interest Rate	—	6.85%	—	—	—	3.50%	6.61%	—

(1)	For purposes of disclosure, the Company calculates the fair value of its debt. The Company discounts the difference between the future contractual interest payments on its debt and the future interest payments it would make on its debt calculated using a current market interest rate. In determining the current market interest rate, the Company adds its estimate of a market spread to the quoted yields on federal government treasury securities with maturities similar to its debt.
(2)	An increase of one percent in the interest rate on the Company’s fair value of fixed rate debt would have increased interest expense approximately $771 for the three months ended March 31, 2007, respectively; and would have decreased the fair value of fixed rate debt balance as of March 31, 2007 to $396,508.
(3)	An increase of one percent in the interest rate on the Company’s variable rate debt would have increased interest expense approximately $343 for the three months ended March 31, 2006.

The table incorporates only those exposures that existed as of March 31, 2007 and does not consider exposures or positions that could arise after that date. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company’s hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s financing requirements.

At March 31, 2007, the Company’s line of credit had an outstanding balance of $127,000. The line of credit matures in September 2008. All of the Company’s other debt matures in 2007 or thereafter.

INNKEEPERS USA TRUST

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007.

Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INNKEEPERS USA TRUST

PART II—OTHER INFORMATION

Item 1A - Risk Factors

You should carefully consider the risks described below with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, before making an investment decision regarding our Company. The risks and uncertainties described herein and in our 2006 Annual Report on Form 10-K are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider not likely to have a significant impact. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. In addition to the risks identified in our 2006 Annual Report on Form 10-K, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

In April 2007, the Company entered into a definitive agreement to be acquired by an affiliate of Apollo Investment Corporation ("AIC") for $17.75 per share in cash, plus the assumption of the Company’s indebtedness. The Company paid its first quarter common share dividend on April 24, 2007 and has agreed to suspend any further common share or unit dividends. The transaction, which is subject to the approval of the Company’s common shareholders and other customary closing conditions, is expected to be completed in the second quarter of 2007. However, we cannot assure you as to when, or if, the merger will occur.

In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to consummate the proposed merger, our business, financial condition, operating results and share price could suffer. The completion of the proposed merger is subject to the satisfaction of closing conditions, including the approval of the merger by our shareholders. In addition, the occurrence of material events, changes or other circumstances could give rise to the termination of the merger agreement. As a result, no assurances can be given that the merger will be consummated. If our shareholders choose not to approve the proposed merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction or the merger is not consummated for any other reason, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the proposed merger;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the merger;

•	our decision to enter into the proposed merger may cause substantial harm to relationships with our employees or may divert employee attention away from day-to-day operations of our business;

•	an announcement that we have abandoned the proposed merger could trigger a decline in our share price;

•

the possibility that we could be required to pay a termination fee equal to $17.0 million less the amount of any expenses that have been previously paid if the merger agreement is terminated under certain circumstances; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the merger agreement may negatively affect our business, financial condition, operating results and cash flows. Pending completion of the proposed merger, we have agreed to conduct our business in the usual, regular and ordinary course consistent with past practice. We have also agreed to restrictions on the conduct of our business. These restrictions could have an adverse effect on our business, financial condition, cash flows, operating results and share price.

Pending consummation of the proposed merger, existing or prospective employees, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the merger is not consummated. In response to our announcement and the potential uncertainty about our future operating strategy and decisions, vendors may delay, defer or cancel contracts with us, which could negatively affect our revenues and results of operations. In addition, current and prospective employees may experience uncertainty about their future role with the combined company, which may impair our ability to attract and retain key management, development, marketing and other personnel, which could further affect our operating results. Declining results could have negative consequences on our relationships with and obligations to guests, joint venture partners, creditors and others with whom we have business relationships. A negative impact on operating results could also cause a decline in our share price.

Item 6 - Exhibits

Exhibit	Description

3.1	Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2007). *

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INNKEEPERS USA TRUST

/s/ Dennis M. Craven
May 9, 2007	Dennis M. Craven
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2007). *

31.1	CEO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference